Form 10-Q
period 2006-06-30
Crystal River Capital, Inc.
filed 2006-09-11
CIK 1344705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-32958
Crystal River Capital, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-2230150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Three World Financial Center, 200 Vesey Street, 10th Floor, New York, NY 10281-1010
(Address of principal executive offices)                                                (Zip Code)
Registrant’s telephone number, including area code: (212) 549-8400
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐         No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of September 8, 2006 was 25,019,500.

CRYSTAL RIVER CAPITAL, INC.
INDEX

Part I.	Financial Information
	Item 1:	Financial Statements	1
		Consolidated Balance Sheets — June 30, 2006 (unaudited) and December 31, 2005 (audited)	1
		Consolidated Statements of Income — Three and Six Months Ended June 30, 2006, Three Months Ended June 30, 2005 and March 15, 2005 (commencement of operations) to June 30, 2005(unaudited)	2
		Consolidated Statement of Changes in Stockholders’ Equity — Six Months Ended June 30, 2006 (unaudited)	3
		Consolidated Statements of Cash Flows — Six Months Ended June 30, 2006 and March 15, 2005 (commencement of operations) to June 30, 2005 (unaudited)	4
		Notes to Consolidated Financial Statements (unaudited)	5
	Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
	Item 3:	Quantitative and Qualitative Disclosures about Market Risk	53
	Item 4:	Controls and Procedures	53
Part II.	Other Information
	Item 1:	Legal Proceedings	54
	Item 1A:	Risk Factors	54
	Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	54
	Item 3:	Defaults Upon Senior Securities	54
	Item 4:	Submission of Matters to a Vote of Security Holders	54
	Item 5:	Other Information	55
	Item 6:	Exhibits	55
	Signatures		S-1
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-99.1: RISK FACTORS

Crystal River Capital, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2006	2005

	(Unaudited)	(Audited)
Assets
Available for sale securities, at fair value:
Commercial MBS	$303,064	$206,319
Residential MBS — Non-Agency MBS	542,287	512,685
— Agency ARMS	1,792,615	1,663,462
ABS	50,328	54,530
Preferred stock	4,634	2,232
Real estate loans	135,361	146,497
Cash and cash equivalents	56,200	21,463
Restricted cash	82,465	18,499
Receivables:
Principal paydown	7,824	11,773
Interest	15,089	12,091
Interest purchased	663	612
Due from broker	114,429	—
Prepaid expenses and other assets	2,245	961
Deferred financing costs, net	5,887	6,662
Derivative assets	35,854	11,983

Total assets	$3,148,945	$2,669,769

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and cash collateral payable	$27,278	$4,173
Due to Manager	2,820	486
Dividends payable	12,705	—
Repurchase agreements	2,439,496	1,977,858
Repurchase agreements, related party	57,234	16,429
Collateralized debt obligations (“CDOs”)	210,903	227,500
Note payable, related party	—	35,000
Delayed funding of real estate loan	—	4,339
Interest payable	18,332	12,895
Derivative liabilities	6,575	9,660

Total liabilities	2,775,343	2,288,340

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $0.001 per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001 per share, 500,000,000 shares authorized, 17,523,500 and 17,487,500 shares outstanding at June 30, 2006 and December 31, 2005, respectively	18	17
Additional paid-in capital	406,979	406,311
Accumulated other comprehensive loss	(16,269)	(11,742)
Declared dividends in excess of earnings	(17,126)	(13,157)

Total stockholders’ equity	373,602	381,429

Total liabilities and stockholders’ equity	$3,148,945	$2,669,769

See accompanying notes to unaudited consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except share and per share data)
(Unaudited)

				March 15, 2005
	Three Months Ended June 30,			(commencement
			Six Months Ended	of operations) to
	2006	2005	June 30, 2006	June 30, 2005

Revenues:
Net interest income:
Interest income — available for sale securities	$42,815	$14,794	$81,174	$15,507
Interest income — real estate loans	2,478	301	5,089	301

Total interest income	45,293	15,095	86,263	15,808
Less interest expense	(31,425)	(7,542)	(60,276)	(7,645)

Net interest income	13,868	7,553	25,987	8,163

Expenses:
Management fees, related party	1,635	1,749	3,312	2,069
Professional fees	753	682	1,514	723
Insurance expense	99	77	190	90
Directors’ fees	92	27	236	35
Start up costs	—	—	—	292
Miscellaneous expenses	157	121	249	130

Total expenses	2,736	2,656	5,501	3,339

Income before other revenues (expenses)	11,132	4,897	20,486	4,824

Other revenues (expenses):
Realized net loss on sale of securities available for sale	(1,100)	—	(1,668)	—
Realized and unrealized gain (loss) on derivatives	(481)	(4,565)	7,449	(4,370)
Loss on impairment of available for sale securities	(5,666)	—	(6,924)	—
Foreign currency exchange gain	2,066	—	1,875	—
Other	57	(17)	234	(17)

Total other revenues (expenses)	(5,124)	(4,582)	966	(4,387)

Net income	$6,008	$315	$21,452	$437

Per share information:
Net income per share of common stock:
Basic	$0.34	$0.02	$1.22	$0.02

Diluted	$0.34	$0.02	$1.22	$0.02

Weighted average number of shares outstanding:
Basic	17,528,607	17,487,500	17,511,937	17,487,500

Diluted	17,528,607	17,487,500	17,511,937	17,487,500

Dividends declared per common share	$0.725	$0.25	$1.45	$0.25

See accompanying notes to unaudited consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2006
(In thousands)
(Unaudited)

					Declared
	Common Stock			Accumulated	Dividends
			Additional	Other	In Excess
		Par	Paid-In	Comprehensive	of		Comprehensive
	Shares	Value	Capital	Loss	Earnings	Total	Income

Balance at January 1, 2006	17,487,500	$17	$406,311	$(11,742)	$(13,157)	$381,429
Net income					21,452	21,452	$21,452
Net unrealized holdings loss on securities available for sale				(24,064)		(24,064)	(24,064)
Unrealized gain on cash flow hedges				19,604		19,604	19,604
Amortization of realized cash flow hedge gain				(67)		(67)	(67)

Comprehensive income							$16,925

Dividends declared on common stock					(25,421)	(25,421)
Issuance of stock based compensation:
Manager and manager’s employees	34,000	1	(1)			—
Board of directors	2,000
Amortization of stock based compensation			669			669

Balance at June 30, 2006	17,523,500	$18	$406,979	$(16,269)	$(17,126)	$373,602

See accompanying notes to unaudited consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

		March 15, 2005
	Six Months	(commencement
	Ended	of operations) to
	June 30, 2006	June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,452	$437
Adjustments to reconcile net income to net cash provided by operating activities:
Dividend declared and expensed to directors and manager	—	22
Amortization of stock based compensation	660	266
Amortization of underwriting costs on available for sale securities and real estate loans	64	—
Amortization of realized cash flow hedge gain	(67)	—
Accretion of net discount on available for sale securities and real estate loans	(4,093)	(941)
Realized net loss on sale of available for sale securities	1,668	—
Loss on impairment of available for sale securities	6,924	—
Accretion of interest on real estate loan	(538)	—
Unrealized (gain) loss on derivatives	(7,840)	4,290
Amortization of deferred financing costs	985	—
Gain on foreign currency exchange	(1,762)	—
Changes in operating assets and liabilities:
Interest receivable	(3,348)	(7,844)
Swap interest receivable	—	(841)
Prepaid expenses and other assets	(1,284)	(262)
Accounts payable and accrued liabilities	(2,413)	1,037
Due to Manager	2,334	511
Interest payable	5,437	4,809
Interest payable, derivative	488	3,360

Net cash provided by operating activities	18,667	4,844

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(828,504)	(1,824,502)
Interest purchased	(51)	(1,938)
Underwriting costs on available for sale securities	(339)	—
Principal paydown on available for sale securities	253,927	41,555
Principal payments on real estate loans	155	—
Proceeds from the sale of available for sale securities	182,482	—
Proceeds from the repayment of real estate loans	15,845	—
Funding of real estate loans	(6,926)	(38,224)

Net cash used in investing activities	(383,411)	(1,823,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	—	405,614
Cash collateral payable	25,518	—
Principal repayments on collateralized debt obligations	(16,597)	—
Net deposits into restricted cash	(63,966)	(3,650)
Payment of deferred financing costs	(210)	—
Repayment of note payable, related party	(35,000)	—
Dividends paid	(12,707)	—
Net proceeds from repurchase agreements	461,638	1,436,547
Net proceeds from repurchase agreement, related party	40,805	—

Net cash provided by financing activities	399,481	1,838,511

Net increase in cash and cash equivalents	34,737	20,246
Cash and cash equivalents at beginning of period	21,463	—

Cash and cash equivalents at end of period	$56,200	$20,246
Supplemental disclosure of noncash investing and financing activities:
Prepaid stock compensation issued to directors	$—	$54
Dividends declared, not yet paid	12,714	4,350
Principal paydown receivable	7,824	11,874
Purchase of available for sale securities not yet settled	—	108,087
Sale of available for sale securities not yet settled	114,079	—
See accompanying notes to unaudited consolidated financial statements

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(In thousands, except share and per share data)
(unaudited)

1.	ORGANIZATION
      References herein to “we,” “us” or “our” refer to Crystal River Capital, Inc. and its subsidiaries unless the context specifically requires otherwise.
      We are a Maryland corporation that was formed in January 2005 for the purpose of acquiring and originating a diversified portfolio of commercial and residential real estate structured finance investments. We commenced operations on March 15, 2005 when we completed an offering of 17,400,000 shares of common stock, which we refer to as the Private Offering, as more fully explained in Note 8. We are externally managed and are advised by Hyperion Brookfield Crystal River Capital Advisors, LLC (the “Manager”) as more fully explained in Note 10.
      We intend to elect to be taxed as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code beginning with the 2005 tax year. To maintain our tax status as a REIT, we plan to distribute at least 90% of our taxable income. In view of our election to be taxed as a REIT, we have tailored our balance sheet investment program to originate or acquire loans and investments to produce a portfolio that meets the asset and income tests necessary to maintain qualification as a REIT.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Quarterly Presentation
      The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (which includes only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. These consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto for the period ended December 31, 2005 included in the Company’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation
      Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, Crystal River CDO 2005-1, Ltd., Crystal River CDO 2005-1 LLC, CRC SPV1, LLC, CRC SPV2, LLC and Crystal River Capital TRS Holdings, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may ultimately differ from those estimates.

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(In thousands, except share and per share data)
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Cash and Cash Equivalents
      We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. Cash and cash equivalents may include cash and short term investments. Short term investments are stated at cost, which approximates their fair value, and may consist of investments in money market accounts.

Securities
      We invest in U.S. Agency and Non-Agency securities, residential and commercial MBS and other real estate debt and equity instruments. We account for our available for sale securities (Agency ARMS, CMBS, RMBS, ABS and other real estate and equity instruments) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). We classify our securities as available for sale because we may dispose of them prior to maturity in response to changes in the market, liquidity needs or other events, even though we do not hold the securities for the purpose of selling them in the near future.
      All investments classified as available for sale are reported at fair value, based on quoted market prices provided by independent pricing sources, when available, or from quotes provided by dealers who make markets in certain securities, or from our management’s estimates in cases where the investments are illiquid. In making these estimates, our management utilizes pricing information obtained from dealers who make markets in these securities. However, under certain circumstances we may adjust these values based on our knowledge of the securities and the underlying collateral. Our management also uses a discounted cash flow model, which utilizes prepayment and loss assumptions based upon historical experience, economic factors and the characteristics of the underlying cash flow in order to substantiate the fair value of the securities. The assumed discount rate is based upon the yield of comparable securities. The determination of future cash flows and the appropriate discount rates are inherently subjective and, as a result, actual results may vary from our management’s estimates.
      Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss in stockholders’ equity.
      Periodically, all available for sale securities are evaluated for other than temporary impairment in accordance with SFAS 115 and Emerging Issues Task Force (“EITF”) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financials Assets (“EITF 99-20”). An impairment that is an “other than temporary impairment” is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the remaining life of the investment. Other than temporary impairments result in reducing the carrying value of the security to its fair value through the statement of income, which also creates a new carrying value for the investment. We compute a revised yield based on the future estimated cash flows as described in the section titled “Revenue Recognition” below. Significant judgments, including making assumptions regarding the estimated prepayments, loss assumptions and the changes in interest rates, are required in determining impairment.

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(In thousands, except share and per share data)
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Real Estate Loans
      Real estate loans are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans and unfunded commitments, unless the loan is deemed to be impaired. We account for our real estate loans in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS 91”).
      Real estate loans are evaluated for possible impairment on a periodic basis in accordance with SFAS No. 114, Accounting by Creditors For Impairment of a Loan, an Amendment of FASB Statement No. 5 and 15 (“SFAS 114”). Impairment occurs when we determine it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Upon determination of impairment, we establish a reserve for loan losses and recognize a corresponding charge to the statement of income through a provision for loan losses. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan and the value of the real estate, partnership interest or other collateral that secures the loan.

Accounting For Derivative Financial Instruments and Hedging Activities
      We account for our derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). SFAS 133 requires us to recognize all derivative instruments at their fair value as either assets or liabilities on our balance sheet. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether we have designated it, and whether it qualifies, as part of a hedging relationship and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. We have no fair value hedges or hedges of a net investment in foreign operations as of June 30, 2006.
      For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that are attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (i.e., in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative changes in the present value of future cash flows of the hedged item, if any, is recognized in the realized and unrealized gain (loss) on derivatives in current earnings during the period of change. For derivative instruments not designated as hedging instruments (including foreign currency swaps), the gain or loss is recognized in realized and unrealized gain (loss) on derivatives in the current earnings during the period of change. Income and/or expense from interest rate swaps are recognized as an adjustment to interest expense. We account for income and expense from interest rate swaps on an accrual basis over the period to which the payments and/or receipts relate.

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(In thousands, except share and per share data)
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Dividends to Stockholders
      We record dividends to stockholders on the declaration date. The actual dividend and its timing are at the discretion of our board of directors. We intend to pay sufficient dividends to avoid incurring any income or excise tax. During the six months ended June 30, 2006, we declared dividends in the amount of $25,421, of which $12,707 was distributed on April 17, 2006 and $12,714 was distributed on July 21, 2006.

Offering Costs
      Offering costs that were incurred in connection with the Private Offering are reflected as a reduction of additional paid-in-capital. Offering costs in connection with our initial public offering, which closed on August 2, 2006, are currently reflected in prepaid expenses and other assets and will be reflected as a reduction of additional paid-in-capital commencing in the third quarter of 2006.

Revenue Recognition
      Interest income for our available for sale securities and real estate loans is recognized over the life of the investment using the effective interest method and recorded on the accrual basis. Interest income on mortgage-backed securities (“MBS”) is recognized using the effective interest method as required by EITF 99-20. Real estate loans are generally originated or purchased at or near par value, and interest income is recognized based on the contractual terms of the loan instruments. Any loan fees or acquisition costs on originated loans or securities are capitalized and recognized as a component of interest income over the life of the investment utilizing the straight-line method, which approximates the effective interest method.
      Under EITF 99-20, at the time of purchase, our management estimates the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the purchase price. As needed, we update these estimated cash flows and compute a revised yield based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans and the timing and the magnitude of credit losses on the mortgage loans underlying the securities have to be judgmentally estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our management’s estimates and our interest income.
      We record security transactions on the trade date. Realized gains and losses from security transactions are determined based upon the specific identification method and recorded as gain (loss) on sale of available for sale securities in the statement of income.
      We account for accretion of discounts or premiums on available for sale securities and real estate loans using the effective interest yield method. Such amounts have been included as a component of interest income in the statements of income.

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(In thousands, except share and per share data)
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
      We may sell all or a portion of our real estate investments to a third party. To the extent the fair value received for an investment differs from the amortized cost of that investment and control of the asset that is sold is surrendered making it a “true sale”, as defined under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS 140”), a gain or loss on the sale will be recorded in the statement of income as realized net gain (loss) on sale of real estate loans. To the extent a real estate investment is sold that has any fees which were capitalized at the time the investment was made and were being recognized over the term of the investment, the unamortized fees are recognized at the time of sale and included in any gain or loss on sale of real estate loans.
      Dividend income on preferred stock is recorded on the dividend declaration date.

Income Taxes
      We intend to elect to be taxed as a REIT and to comply with the corresponding federal income tax provisions. Accordingly, we generally will not be subject to federal or state income tax to the extent that we make qualifying distributions to our stockholders and provided we satisfy the REIT requirements, including certain asset, income, distribution and stock ownership tests. If we were to fail to meet these requirements, we would be subject to federal, state and local income taxes, which could have a material adverse impact on our results of operations and amounts available for distribution to our stockholders.
      The dividends paid deduction of a REIT for qualifying dividends to our stockholders is computed using our taxable income as opposed to using our financial statement net income. Some of the significant differences between financial statement net income and taxable income include the timing of recording unrealized gains/realized gains associated with certain assets, the book/tax basis of assets, interest income, impairment, credit loss recognition related to certain assets (asset-backed mortgages), accounting for derivative instruments and stock compensation and amortization of various costs (including start up costs).
      We have a taxable REIT subsidiary (“TRS”) that has made a joint election with us to be treated as our TRS. The TRS is a separate entity subject to federal income tax under the Internal Revenue Code. During the quarter ended June 30, 2006, the TRS recorded a $28 current income tax accrual which is included in other expenses.

Earnings per Share
      We compute basic and diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). Basic earnings per share (“EPS”) is computed based on the income available to common stockholders divided by the weighted average number of shares of common stock and other participating securities outstanding during the period. Diluted EPS is based on the income available to common stockholders divided by the weighted average number of shares of common stock plus any additional shares of common stock attributable to stock options, provided that the options have a dilutive effect. At June 30, 2006 and June 30, 2005, options to purchase a total of 130,000 shares of common stock and 126,000 shares of common stock, respectively, have been excluded from the computation of diluted EPS as there would be no dilutive effect.

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(In thousands, except share and per share data)
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Variable Interest Entities
      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51 (“FIN 46”). FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights and on determining when and which business enterprise should consolidate a variable interest entity (“VIE”) when such enterprise would be determined to be the primary beneficiary. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. In December 2003, the FASB issued a revision of FIN 46, Interpretation No. 46R (“FIN 46R”), to clarify the provisions of FIN 46. FIN 46R states that a VIE is subject to consolidation if the investors in the entity being evaluated under FIN 46R either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns. VIEs within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the VIE’s expected losses, receives the majority of the VIE’s expected returns, or both.
      Our ownership of the subordinated classes of commercial mortgage backed securities (“CMBS”) and residential mortgage backed securities (“RMBS”) from a single issuer may provide us with the right to control the foreclosure/ workout process on the underlying loans, which we refer to as the Controlling Class CMBS and RMBS. There are certain exceptions to the scope of FIN 46R, one of which provides that an investor that holds a variable interest in a qualifying special-purpose entity (“QSPE”) is not required to consolidate that entity unless the investor has the unilateral ability to cause the entity to liquidate. SFAS 140 sets forth the requirements for an entity to qualify as a QSPE. To maintain the QSPE exception, the special-purpose entity must initially meet the QSPE criteria and must continue to satisfy such criteria in subsequent periods. A special-purpose entity’s QSPE status can be impacted in future periods by activities undertaken by its transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent that our CMBS or RMBS investments were issued by a special-purpose entity that meets the QSPE requirements, we record those investments at the purchase price paid. To the extent the underlying special-purpose entities do not satisfy the QSPE requirements, we follow the guidance set forth in FIN 46R as the special purpose entities would be determined to be VIEs.
      We have analyzed the pooling and servicing agreements governing each of our Controlling Class CMBS and RMBS investments and we believe that the terms of those agreements are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment for those special-purpose entities due to ongoing review by regulators and accounting standard setters (including the FASB’s project to amend SFAS 140 and the recently added FASB project on servicer discretion in a QSPE), potential actions by various parties involved with the QSPE (discussed in the paragraph above) and varying and evolving interpretations of the QSPE criteria under SFAS 140. We also have evaluated each of our Controlling Class CMBS and RMBS investments as if the special-purpose entities that issued such securities are not QSPEs. Using the fair value approach to calculate expected losses or

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(In thousands, except share and per share data)
(unaudited)
2.                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
residual returns, we have concluded that we would not be the primary beneficiary of any of the underlying special-purpose entities. Additionally, the standard setters continue to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of VIEs. Future guidance from regulators and standard setters may require us to consolidate the special-purpose entities that issued the CMBS and RMBS in which we have invested as described in the section titled “Recently Issued Accounting Pronouncements.”
      Our maximum exposure to loss as a result of our investment in these QSPEs totaled $325,196 as of June 30, 2006.
      The financing structures that we offer to the borrowers on certain of our real estate loans involve the creation of entities that could be deemed VIEs and therefore, could be subject to FIN 46R. Our management has evaluated these entities and has concluded that none of them are VIEs that are subject to the consolidation rules of FIN 46R.

Stock Based Compensation
      We account for stock-based compensation in accordance with the provisions of SFAS No. 123R, Accounting for Stock-Based Compensation (“SFAS 123R”), which establishes accounting and disclosure requirements using fair value based methods of accounting for stock-based compensation plans. Compensation expense related to grants of stock and stock options are recognized over the vesting period of such grants based on the estimated fair value on the grant date.
      Stock compensation awards granted to Hyperion Brookfield Crystal River Capital Advisors, LLC, our external manager, and certain employees of the manager’s affiliates are accounted for in accordance with EITF 96-18, Accounting For Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services, which requires us to measure the fair value of the equity instrument using the stock prices and other measurement assumptions as of the earlier of either the date at which a performance commitment by the counterparty is reached or the date at which the counterparty’s performance is complete.

Concentration of Credit Risk and Other Risks and Uncertainties
      Our investments are primarily concentrated in mortgage backed securities that pass through collections of principal and interest from the underlying mortgages and there is a risk that some borrowers on the underlying mortgages will default. Therefore, mortgage backed securities may bear some exposure to credit losses. Our maximum exposure to loss due to credit risk if all parties to the investments failed completely to perform according to the terms of the contracts as of June 30, 2006 is $2,692,928. Our real estate loans may bear some exposure to credit losses. Our maximum exposure to loss due to credit risk if parties to the real estate loans, related and unrelated, failed completely to perform according to the terms of the loans as of June 30, 2006 is $135,361.
      We bear certain other risks typical in investing in a portfolio of mortgage backed securities. Principal risks potentially affecting our financial position, income and cash flows include the risk that: (i) interest rate changes can negatively affect the market values of our mortgage backed securities, (ii) interest rate changes can influence decisions made by borrowers in the

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(In thousands, except share and per share data)
(unaudited)
2.                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
mortgages underlying the securities to prepay those mortgages, which can negatively affect both the cash flows from, and the market value of, our mortgage backed securities, and (iii) adverse changes in the market value of our mortgage backed securities and/or our inability to renew short term borrowings would result in the need to sell securities at inopportune times and cause us to realize losses.
      Other financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and real estate loans. We place our cash and cash equivalents in excess of insured amounts with high quality financial institutions. The collateral securing our real estate loans are located in the United States and Canada.

Other Comprehensive Income
      Comprehensive income consists of net income and other comprehensive income. Our other comprehensive income is comprised primarily of unrealized gains and losses on securities available for sale and net unrealized and deferred gains and losses on certain derivative investments accounted for as cash flow hedges.

Foreign Currency Transactions
      We conform to the requirements of SFAS No. 52, Foreign Currency Translation (“SFAS 52”). SFAS 52 requires us to record realized and unrealized gains and losses from transactions denominated in a currency other than our functional currency (US dollar) in determining net income.

Recently Adopted Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-Monetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets provided by APB Opinion No. 29, Accounting for Non-monetary Transactions (“APB 29”), and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005 and we adopted SFAS 153 in the first quarter of 2006. The adoption of SFAS 153 did not materially affect our consolidated financial statements.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3(“SFAS 154”). SFAS 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impractical to determine either the period-specific effects or the cumulative effect of the accounting change. SFAS 154 also requires that a change in the depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS 154 in the first quarter of 2006. The adoption of SFAS 154 did not materially affect our consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(In thousands, except share and per share data)
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
      In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1, The Meaning of Other than Temporary Impairment and its Application to Certain Investments. This FSP, which is effective for reporting periods beginning after December 15, 2005, addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. We adopted FSP FAS 115-1 in the first quarter of 2006. The adoption of FSP FAS 115-1 did not materially affect our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
      In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 is an amendment of SFAS 133 and SFAS 140 that allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Finally, SFAS 155 amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for fiscal periods beginning after September 15, 2006 and we will adopt SFAS 155 in the first quarter of 2007. We currently do not anticipate that the effects of SFAS 155 will materially affect our consolidated financial statements upon adoption.
      In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires: 1) an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain conditions, 2) all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and 3) permits an entity to choose either the amortization method or the fair value measurement method for subsequent measurement of each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal periods beginning after September 15, 2006 and we will adopt SFAS 156 in the first quarter 2007. We currently do not anticipate that the effects of SFAS 156 will materially affect our consolidated financial statements upon adoption.
      In April 2006, the FASB issued FSP FIN 46(R)-6, Determining the Variability to be Considered When Applying FASB Interpretation No. 46(R) (“FIN 46(R)-6”). FIN 46(R)-6 addresses the approach to determine the variability to consider when applying FIN 46(R). The variability that is considered in applying Interpretation 46(R) may affect (i) the determination as to whether an entity is a VIE, (ii) the determination of which interests are variable in the entity, (iii) if necessary, the calculation of expected losses and residual returns on the entity, and (iv) the determination of which party is the primary beneficiary of the VIE. Thus, determining the variability to be considered is necessary to apply the provisions of Interpretation 46(R). FIN 46(R)-6 is required to be prospectively applied to entities in which we first

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(In thousands, except share and per share data)
(unaudited)
2.                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
become involved after July 1, 2006 and would be applied to all existing entities with which we are involved if and when a “reconsideration event” (as described in FIN 46) occurs. We are currently evaluating the effects of adopting FIN 46(R)-6 on our consolidated financial statements.
      The FASB has placed on its agenda the accounting treatment of transactions whereby securities purchased from a particular counterparty are financed with same counterparty through a repurchase agreement pursuant to which we pledge the purchased securities. Currently, we record the acquisition of these securities and the related borrowing under repurchase agreements as assets and liabilities on the consolidated balance sheet, and the corresponding interest income and interest expense on the consolidated income statement. Any changes in the fair value of the securities are reported through other comprehensive income pursuant to FASB No. 115, Accounting for Certain Investments in Debt and Equity Securities, because the securities are classified as available for sale. However, in a transaction where the securities are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller’s perspective under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In such cases, the sellers may be required to continue to consolidate the assets sold to us, based on their continuing involvement with such investments. Depending on the ultimate outcome of the FASB’s deliberations, we may be precluded from presenting the assets gross on our balance sheet and instead should be treating our net investment in such assets as a derivative. If it is determined that these transactions should be treated as an investment in derivatives, the derivative instruments entered into by us to hedge our interest rate exposure with respect to the borrowings under the associated repurchase agreements may no longer qualify for hedge accounting, and would then, as with the underlying asset transaction, also be marked to market through the income statement. This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported on our consolidated financial statements. Our cash flows, liquidity and ability to pay a dividend would be unchanged, and we do not believe our REIT taxable income or REIT tax status would be affected. Our net equity would not be materially affected. As of June 30, 2006, we have identified available for sale securities with a fair value of approximately $13,097 that had been purchased from and financed with reverse repurchase agreements totaling $10,726 with the same counterparties since their purchase. If we were to change the current accounting treatment for these transactions as of June 30, 2006, our total assets and total liabilities would be reduced by approximately $10,726.
      In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(In thousands, except share and per share data)
(unaudited)
2.                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We currently are evaluating the effect, if any, that this pronouncement will have on our future financial results.

Presentation
      Certain reclassifications have been made in the presentation of the prior periods consolidated financial statements to conform to the June 2006 presentation.

3.	AVAILABLE FOR SALE SECURITIES
      Our available for sale securities are carried at their estimated fair values. The amortized cost and estimated fair values of our available for sale securities as of June 30, 2006 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Description	Cost	Gains	Losses	Fair Value

CMBS	$312,594	$1,219	$(10,749)	$303,064
Residential MBS-Non-Agency ARMs	549,360	3,835	(10,908)	542,287
Residential MBS-Agency ARMs	1,824,847	24	(32,256)	1,792,615
ABS	48,786	2,028	(486)	50,328
Preferred stock	4,852	—	(218)	4,634

Total	$2,740,439	$7,106	$(54,617)	$2,692,928

      As of June 30, 2006, we pledged an aggregate of $2,380,048 and $248,007 in estimated fair value of our available for sale securities to secure our repurchase agreements and collateralized debt obligations, respectively.
      As of June 30, 2006, the aggregate estimated fair values by underlying credit rating of our available for sale securities were as follows:

	Estimated Fair
Security Rating	Value	Percentage

AAA	$2,015,604	74.85%
AA	—	—
A	60,945	2.26
BBB	248,884	9.24
BB	194,494	7.22
B	114,204	4.25
Not rated	58,797	2.18

Total	$2,692,928	100.00%

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(In thousands, except share and per share data)
(unaudited)

3.	AVAILABLE FOR SALE SECURITIES — (Continued)
      As of June 30, 2006, the face amount and net unearned discount on our investments was as follows:

Description:

Face amount	$2,985,231
Net unearned discount	244,792

Amortized cost	$2,740,439

      For the six months ended June 30, 2006 and the period ended June 30, 2005, $4,093 and $941, respectively, of net discount on available for sale securities was accreted into interest income.

Unrealized Losses
      The following table sets forth the amortized cost, fair value and unrealized loss for securities we owned as of June 30, 2006:

	Number of	Amortized		Unrealized
Security Rating	Securities	Cost	Fair Value	Loss

AAA	95	$1,993,965	$1,956,687	$37,278
AA	—	—	—	—
A	1	2,550	2,543	7
BBB	38	197,854	192,986	4,868
BB	45	172,037	165,224	6,813
B	37	64,851	61,359	3,492
Not rated	24	35,914	33,755	2,159

Total	240	$2,467,171	$2,412,554	$54,617

      As of June 30, 2006, we held 137 securities, with unrealized losses totaling $25,628, that we acquired within 12 months of June 30, 2006. The remaining 103 securities, with unrealized losses totaling $28,989, were acquired more than 12 months prior to June 30, 2006. The unrealized losses on all securities were the result of changes in market interest rates subsequent to their purchase. The unrealized losses on non-rated bonds were also due to market conditions and price volatility. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other than temporarily impaired at June 30, 2006.

Other Than Temporary Impairments
      As of June 30, 2006, we held six Agency ARMS and two CMBS securities that we determined to be other than temporarily impaired. In connection with the impairment of these Agency ARMS and CMBS, we recorded impairment charges of $5,666 and $6,924 in our statement of income for the three months ended June 30, 2006 and the six months ended June 30, 2006, respectively, that has been reclassified out of other comprehensive income. We have determined that the impairment with respect to the six Agency ARMS and one of the

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(In thousands, except share and per share data)
(unaudited)

3.	AVAILABLE FOR SALE SECURITIES — (Continued)
CMBS securities in the amount of $4,746 and $6,004 for the three months and six months ended June 30, 2006, respectively, was other than temporary as we expect to sell these securities in the near future at a loss. Subsequent to June 30, 2006, we have sold four of the six Agency ARMS and the two CMBS securities that were so impaired. As of June 30, 2006, as part of our periodic surveillance of the underlying value of the collateral securing our CMBS investments, we revalued two of the underlying loans in the collateral securing a CMBS security that resulted in a credit impairment charge for the three months and six months ended June 30, 2006 in the amount of $920 and $920, respectively.

Sale of Available for Sale Securities
      During the six months ended June 30, 2006, we sold one security for proceeds of $3,263 realizing a gain of $327 and we sold eight securities for proceeds of $293,647 (of which $114,429 is due from broker as of June 30, 2006) realizing a loss of $1,995.

4.	REAL ESTATE LOANS
      During the first six months of 2006, we received payments in respect of real estate loan redemptions and principal repayments totaling $16,000, including the redemption in full in February 2006 of one of our B Notes that had a carrying value of $15,910 at December 31, 2005. In addition, during the first six months of 2006, we provided additional advances under construction loans of $2,587 and made a delayed funding on a real estate loan of $4,339.
      As of June 30, 2006, our real estate loan portfolio had a total face value of $135,343 and a total carrying value of $135,361. The carrying value of our real estate loans at June 30, 2006 includes unamortized underwriting fees of $18. As of June 30, 2006, we pledged an aggregate of $62,085 and $33,000 in face value of our real estate loans to secure our repurchase agreements and collateralized debt obligations, respectively. At such date, our real estate loans included non-US dollar denominated assets with a carrying value of $44,791.

5.	DEBT AND OTHER FINANCING ARRANGEMENTS
      The following is a summary of our debt as of June 30, 2006:

Type of Debt:

Repurchase agreements	$2,439,496
Repurchase agreements, related party	57,234
Revolving credit facility	—
Collateralized debt obligations	210,903

Total Debt	$2,707,633

Repurchase Agreements
      As of June 30, 2006, we had entered into 17 master repurchase agreements with various counterparties to finance our asset purchases on a short term basis. Under these agreements, we sell our assets to the counterparties and agree to repurchase those assets on a date certain

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(In thousands, except share and per share data)
(unaudited)

5.	DEBT AND OTHER FINANCING ARRANGEMENTS — (Continued)
at a repurchase price generally equal to the original sales price plus accrued but unpaid interest. The counterparties will purchase each asset financed under the facility at a percentage of the asset’s value on the date of origination, which is the purchase rate, and we will pay interest to the counterparty at short term interest rates (usually based on one-month LIBOR) plus a pricing spread. We have agreed to a schedule of purchase rates and pricing spreads with these counterparties that generally are based upon the class and credit rating of the asset being financed. The facilities are recourse to us. For financial reporting purposes, we characterize all of the borrowings under these facilities as balance sheet financing transactions.
      Under the repurchase agreements, we are required to maintain adequate collateral with these counterparties. If the market value of the collateral we have pledged declines, then the counterparty may require us to provide additional collateral to secure our obligations under the repurchase agreement. As of June 30, 2006, we were required to provide additional collateral in the amount of $78,490, which is classified as restricted cash on the balance sheet.
      As of June 30, 2006, we had repurchase agreements outstanding in the amount of $2,496,730 with a weighted-average borrowing rate of 5.24%. As of June 30, 2006, the

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(In thousands, except share and per share data)
(unaudited)
5.                       DEBT AND OTHER FINANCING ARRANGEMENTS — (Continued)
repurchase agreements had remaining weighted-average maturities of 55 days and are summarized below:

			Weighted-
	Outstanding	Fair Value of	Average	Maturity
Repurchase Counterparty	Balance	Collateral	Borrowing Rate	Range (days)

Related Party
Trilon International, Inc.	$57,234	$62,089	5.48%	26-28

Unrelated Parties
Banc of America Securities LLC	191,815	199,170	5.15	7-47
Bear, Stearns & Co. Inc.	310,809	328,689	5.19	7-47
Citigroup Global Markets Inc.	171,837	177,062	5.27	40-81
Credit Suisse First Boston LLC	343,180	368,764	5.20	7-76
Deutsche Bank Securities Inc.	318,286	328,305	5.10	24-55
Greenwich Capital Markets, Inc.	220,191	226,434	5.26	40-76
Lehman Brothers Inc.	186,270	200,363	5.14	7-12
Merrill Lynch, Pierce, Fenner & Smith Incorporated	243,044	253,266	5.17	24-81
Morgan Stanley & Co., Incorporated	171,139	176,986	5.15	7-40
Wachovia Bank, National Association	119,207	169,073	6.23	413
Wachovia Capital Markets, LLC	29,494	33,248	5.48	7-76
WaMu Capital Corp.	134,224	139,363	5.24	7-69

	2,439,496	2,600,723

Total	$2,496,730	$2,662,812	5.24%	7-413

      As of June 30, 2006, the maturity ranges of our outstanding repurchase agreements segregated by our available for sale securities and real estate loans are as follows:

	Up to 30 days	31 to 90 days	Over 90 days	Total

Agency RMBS	$936,075	$974,127	$—	$1,910,202
Non-agency RMBS	132,356	127,908	70,389	330,653
CMBS	72,605	33,242	31,394	137,241
ABS	24,277	19,700	17,423	61,400
Real estate loans	57,234	—	—	57,234

Total	$1,222,547	$1,154,977	$119,206	$2,496,730

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(In thousands, except share and per share data)
(unaudited)

5.	DEBT AND OTHER FINANCING ARRANGEMENTS — (Continued)
      In August 2005, we entered into a $200,000 Master Repurchase Agreement (the “Master Repurchase Agreement”) with Wachovia Bank (the “Bank”). The Master Repurchase Agreement is for a two year term (expires August 2007) with a one year renewal option at the Bank’s discretion. Subject to the terms and conditions thereof, the Master Repurchase Agreement provides for the purchase, sale and repurchase of commercial and residential mortgage loans, commercial mezzanine loans, B Notes, participation interests in the foregoing, commercial mortgage-backed securities and other mutually agreed upon collateral and bears interest at varying rates over LIBOR based upon the type of asset included in the repurchase obligation. In November 2005, the Bank increased the borrowing capacity to $275,000. As of June 30, 2006, the unused amount under the Master Repurchase Agreement is $155,793.

Collateralized Debt Obligations (“CDOs”)
      In November 2005, we issued approximately $377,904 of CDOs through two newly-formed subsidiaries, Crystal River Capital CDO 2005-1 Ltd., or the Issuer, and Crystal River Capital CDO 2005-1 LLC, or the Co-Issuer. The CDO consists of $227,500 of investment grade notes and $67,750 of non-investment grade notes, which were co-issued by the Issuer and the Co-Issuer, and $82,654 of preference shares, which were issued by the Issuer. We retained all of the non-investment grade securities, the preference shares and the common shares in the Issuer. The issuer holds assets, consisting primarily of whole loans, CMBS and RMBS securities, which serve as collateral for the CDO. Investment grade notes in the aggregate principal amount of $217,500 were issued with floating coupons with a combined weighted average interest rate of three-month LIBOR plus 0.58%. In addition, $10,000 of investment grade notes were issued with a fixed coupon rate of 6.02%. The CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from the senior-most to junior-most as loans are repaid. We incurred approximately $5,906 of issuance costs, which is amortized over the average life of the CDO. The Issuer and Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. The CDO was collateralized by available for sale securities with fair values of $248,081 and real estate loans with carrying values of $33,009 as of June 30, 2006.

Note Payable, Related Party
      In August 2005, we borrowed $35,000 from an affiliate of our Manager for 90 days on an unsecured basis. In November 2005, we extended the loan an additional 90 days. The note bore interest at the fixed rate of 5.59% per annum and it matured on February 13, 2006. Interest expense on this note was $239 for the six months ended June 30, 2006. The note was repaid at maturity.

Revolving Credit Facility
      In March 2006, we entered into an unsecured credit facility with Signature Bank that provides for borrowings of up to $31,000 in the aggregate. The credit facility expires in March 2009. The

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(In thousands, except share and per share data)
(unaudited)

5.	DEBT AND OTHER FINANCING ARRANGEMENTS — (Continued)
credit facility provides for monthly repayments of all amounts due. Borrowings under the credit facility bear interest at a rate equal to the bank’s prime interest rate or 1.75% over LIBOR. We had no amounts outstanding under this credit facility at June 30, 2006.
      Certain of our repurchase agreements and our revolving credit facility contain financial covenants, including maintaining our REIT status and maintaining a specific net asset value or worth. As of June 30, 2006, with respect to two debt obligations, we failed to meet certain financial covenants including an interest expense coverage ratio. We obtained waivers with respect to all financial covenants which were not met. As a result, we were in compliance with or have obtained the necessary waivers with respect to all our financial covenants as of June 30, 2006.

6.	COMMITMENTS AND CONTINGENCIES
      We invest in real estate construction loans. We had outstanding commitments to fund real estate construction loans in the aggregate of $24,050 as of June 30, 2006. At June 30, 2006, we had made advances totaling $21,369 under these commitments.

7.	RISK MANAGEMENT TRANSACTIONS
      As of June 30, 2006, we had interest rate swap open positions with notional amounts of $1,448,517 (including an interest rate swap with a notional amount of $53,084 in our CDO) with a fair value of $34,458, which are reported as derivative assets on our balance sheet. Also, included in derivative assets at June 30, 2006 are credit default swaps with a fair value of $1,396. Included in derivative liabilities as of June 30, 2006 is a Canadian foreign currency swap with a fair value of $329 and accrued interest payable on open swap positions of $6,246. At June 30, 2006, we had not hedged repurchase agreements totaling $1,144,230.
      The change in unrealized gains of interest rate swaps designated as cash flow hedges are separately disclosed in the statement of changes in stockholders’ equity. For the six months ended June 30, 2006, unrealized gains aggregating $19,604 on cash flow hedges were recorded in other comprehensive income. The realized gain on settled swaps in the amount of $67 is being amortized into income through interest expense for the six months ended June 30, 2006. As of June 30, 2006, such cumulative amortized amounts totaled $83. The unamortized balance of $1,007 is deferred as a component of other comprehensive income. The unrealized gain (loss) on derivatives recorded in the statement of income for the three months ended June 30, 2006, the six months ended June 30, 2006, the three months ended June 30, 2005 and the period March 15, 2005 (commencement of operations) to June 30, 2005 related to hedge ineffectiveness was $190, $251, $(5) and $(5), respectively. The amount recognized in the statement of income for the three months ended June 30, 2006, the six months ended June 30, 2006, the three months ended June 30, 2005 and the period March 15, 2005 (commencement of operations) to June 30, 2005 related to economic hedges not designated for hedge accounting was an unrealized gain (loss) of $726, $2,349, $(4,480) and $(4,285), respectively. Realized losses on the settlement of swaps for the period March 15, 2005 (commencement of operations) to June 30, 2005 was $80. The amount recognized in the statement of income for the three months and six months ended June 30, 2006 related to foreign currency swaps was a realized and unrealized loss of $2,112 and $870, respectively. The amount recognized in the statement of income for the three months and six months ended

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(In thousands, except share and per share data)
(unaudited)

7.	RISK MANAGEMENT TRANSACTIONS — (Continued)
June 30, 2006 related to credit default swaps was an unrealized gain of $347 and $4,989, respectively, and premiums earned on those credit default swaps for the same periods of $369 and $731, respectively.
      Interest income (expense) on derivative instruments of $3,101, $3,682, $(1,437) and $(1,437) is included as a component of interest expense on the statement of income for the three months ended June 30, 2006, the six months ended June 30, 2006, the three months ended June 30, 2005 and the period March 15, 2005 (commencement of operations) to June 30, 2005, respectively.

8.	STOCKHOLDERS’ EQUITY AND LONG-TERM INCENTIVE PLAN
      In March 2005, we completed the Private Offering in which we sold 17,400,000 shares of common stock, $0.001 par value, at an offering price of $25 per share, including the purchase of 400,000 shares of common stock by the initial purchasers/placement agents pursuant to an over-allotment option. We received proceeds from these transactions in the amount of $405,613, net of underwriting commissions, placement agent fees and other offering costs totaling $29,387. Each share of common stock entitles its holder to one vote per share. Officers, directors and entities affiliated with our Manager owned 977,800 shares of our common stock as of June 30, 2006.
      In March 2005, we adopted a Long-Term Incentive Plan (the “Plan”) which provides for awards under the Plan in the form of stock options, stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, deferred stock units and other performance awards. Our Manager and our officers, employees, directors, advisors and consultants who provide services to us are eligible to receive awards under the Plan. The Plan has a term of ten years and, based on awards since adoption, limits awards through June 30, 2006 to a maximum of 1,748,750 shares of common stock . For subsequent periods, the maximum number of shares of common stock that may be subject to awards granted under the Plan can increase by ten percent of the difference between the number of shares of common stock outstanding at the end of the current calendar year and the prior calendar year. In no event will the total number of shares that can be issued under the Plan exceed 10,000,000.
      In connection with the Plan, a total of 84,000 shares of restricted common stock and 126,000 stock options (exercise price of $25 per share) were granted to our Manager in March 2005. The Manager subsequently transferred these shares and options to certain of its officers and employees, certain of our directors and other individuals associated with our Manager who provide services to us. The restrictions on the restricted common stock lapse and full rights of ownership vest for one-third of the restricted shares and options on each of the first three anniversary dates of issuance. Vesting is predicated on the continuing involvement of our Manager in providing services to us. In addition, 3,500 shares of unrestricted stock were granted to the independent members of our board of directors in March 2005 in lieu of cash remunerations. The independent members of our board of directors fully vested in the shares at the date of grant.
      For the six months ending June 30, 2006, we issued a total of 36,000 shares of restricted common stock. Of this amount, 30,000 shares were issued to one of our senior executives.

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(In thousands, except share and per share data)
(unaudited)

8.	STOCKHOLDERS’ EQUITY AND LONG-TERM INCENTIVE PLAN — (Continued)
The restrictions on the restricted common stock lapse and full rights of ownership vest for one-third of the restricted shares on each of the first three anniversary dates of issuance. The remaining 6,000 shares of restricted common stock were granted to an independent member of our board of directors and one of our Manager’s employees. The director vested one-third immediately and will vest in the remaining shares ratably on the second and third anniversary dates of issuance and the Manager’s employee will vest ratably on the first, second and third anniversary dates of issuance. In addition, for the six months ending June 30, 2006, we have issued 9,876 deferred stock units to certain other independent members of our board of directors. Of this amount, 3,876 deferred stock units were issued in lieu of cash remunerations. These independent members of our board of directors fully vested in these units at the date of grant. The remaining 6,000 deferred stock units became one-third vested to the members of our board of directors immediately and will vest in the remaining units ratably on the second and third anniversary dates of issuance. In August 2006, one of our Manager’s employees who owned 4,000 shares of restricted common stock resigned prior to the vesting of any of such shares. In accordance with the agreement pursuant to which those shares were issued, upon his resignation, those shares of restricted common stock were forfeited back to us.
      In March 2006, we granted 4,000 stock options (exercise price of $25 per share) to one of our directors.
      The fair value of the shares of the restricted stock issued to our Manager, directors and employees of our Manager’s affiliates as of June 30, 2006 was $2,880 and the fair value of the stock options granted as of June 30, 2006 was $257 ($1.98 per share). The fair value of our stock options and restricted shares was determined contemporaneously. For the three months ended June 30, 2006, the six months ended June 30, 2006, the three months ended June 30, 2005 and the period March 15, 2005 (commencement of operations) to June 30, 2005, $258, $500, $199 and $232, respectively, was expensed relating to the amortization of the restricted stock and the stock options. For the three months ended June 30, 2006 and the six months ended June 30, 2006, $57 and $153, respectively, was expensed relating to the amortization of deferred stock units. The fair value of the stock options granted was estimated using a Binomial option-pricing model with the following weighted-average assumptions as of June 30, 2006: dividend yield of 10.94%, expected volatility of 22%, risk-free interest rate of 5%; and the expected life of the options of six years. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Our stock options have characteristics that are significantly different from those of traded options and changes in the subjective input assumptions could materially affect the fair value estimate.

9.	FINANCIAL RISKS
      We are subject to various risks, including credit, interest rate and market risk. We are subject to interest rate risk to the extent that our interest-bearing liabilities mature or re-price at different speeds, or different bases, than our interest-earning assets. Credit risk is the risk of default on our investments that result in a counterparty’s failure to make payments according to the terms of the contract.

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(In thousands, except share and per share data)
(unaudited)

9.	FINANCIAL RISKS — (Continued)
      Market risk reflects changes in the value of the securities and real estate loans due to changes in interest rates or other market factors, including the rate of prepayments of principal and the value of the collateral underlying our available for sale securities and real estate loans.

10.	RELATED PARTY TRANSACTIONS
      We have entered into a management agreement (as amended, the “Agreement”) with our Manager. The initial term of the Agreement expires in December 2008. After the initial term, the Agreement will be automatically renewed for a one-year term each anniversary date thereafter unless we or our Manager terminates the Agreement. The Agreement provides that our Manager will provide us with investment management services and certain administrative services and will perform our day to day operations. The monthly base management fee for such services is equal to 1.5% of one-twelfth of our equity, as defined in the Agreement, payable in arrears.
      In addition, under the Agreement, our Manager earns a quarterly incentive fee equal to 25% of the amount by which the quarterly net income per share, as defined in the Agreement (principally excludes the effect of stock compensation and the unrealized change in derivatives), exceeds an amount equal to the product of the weighted average offering price per share multiplied by the higher of (i) 2.4375% or (ii) 25% of the then applicable ten-year Treasury note rate plus 0.50%, multiplied by the then weighted average number of outstanding shares for the quarter. The incentive fee is paid quarterly. The Agreement provides that 10% of the incentive management fee is to be paid in shares of our common stock (providing that such payment does not result in our Manager owning directly or indirectly more than 9.8% of our issued and outstanding common stock) and the balance is to be paid in cash. Our Manager may, at its sole discretion, elect to receive a greater percentage of its incentive management fee in shares of our common stock. No incentive management fees were incurred during the six months ended June 30, 2006 or the period ended June 30, 2005.
      The Agreement may be terminated upon the affirmative vote of at least two-thirds of the independent members of our board of directors after the expiration of the initial term and by providing at least 180 days prior notice based upon either: (i) unsatisfactory performance by our Manager that is materially detrimental to us, or (ii) a determination by the independent members of our board of directors that the management fees payable to our Manager are not fair (subject to our Manager’s right to prevent a compensation termination by accepting a mutually acceptable reduction of the management fees). If we terminate the Agreement, then we must pay our Manager a termination fee equal to twice the sum of the average annual base and incentive fees earned by our Manager during the two twelve-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
      We issued to our Manager 84,000 shares of our restricted common stock and granted options to purchase 126,000 shares of our common stock for a ten year period at a price of $25 per share in March 2005. We issued to one of our executive officers 30,000 shares of restricted common stock in March 2006 and we issued to one of our Manager’s employees 4,000 shares of restricted stock in June 2006. The restricted stock and the options vest over a three year period. For the three months ended June 30, 2006, the six months ended June 30,

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(In thousands, except share and per share data)
(unaudited)

10.	RELATED PARTY TRANSACTIONS — (Continued)
2006, the three months ended June 30, 2005 and the period March 15, 2005 (commencement of operations) to June 30, 2005, the base management expense is $1,382, $2,837, $1,550 and $1,837, respectively, all of which remained unpaid as of the end of the respective periods. Included in the management fee expense for the three months ended June 30, 2006, the six months ended June 30, 2006, the three months ended June 30, 2005 and the period March 15, 2005 (commencement of operations) to June 30, 2005 is $253, $475, $199 and $232 of amortization of stock-based compensation related to restricted stock and options granted. The amount due to Manager at June 30, 2006 includes $486 in respect of management fees due at December 31, 2005.
      The Agreement provides that we are required to reimburse our Manager for certain expenses incurred by our Manager on our behalf provided that such costs and reimbursements are no greater than that which would be paid to outside professionals or consultants on an arm’s length basis. For the six months ended June 30, 2006 and the period ended June 30, 2005, we did not incur any reimbursable costs due to our Manager.
      We and our Manager have entered into sub-advisory agreements with other affiliated entities and the fees payable under such agreements will be paid from any management fees earned by our Manager. In addition, certain of these affiliated sub-advisory entities have introduced investments to us for purchase in the amount of $2,500 during the six months ended June 30, 2006. The purchase price was determined at arm’s length and the acquisition was approved in advance by the independent members of our board of directors.

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(In thousands, except share and per share data)
(unaudited)

11.	EARNINGS PER SHARE
      The following table sets forth the calculation of Basic and Diluted EPS for the six months ended June 30, 2006 and the period ended June 30, 2005 (in thousands, except share and per share amounts):

	Six Months Ended June 30, 2006			Period Ended June 30, 2005

		Weighted			Weighted
		Average Number			Average Number
		of Shares	Per Share		of Shares	Per Share
	Net Income	Outstanding	Amount	Net Income	Outstanding	Amount

Basic EPS:
Net earnings per share of common stock	$21,452	17,511,937	$1.22	$437	17,487,500	$0.02

Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	—		—	—

Diluted EPS:
Net earnings per share of common stock and assumed conversions	$21,452	17,511,937	$1.22	$437	17,487,500	$0.02

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(In thousands, except share and per share data)
(unaudited)

11.	EARNINGS PER SHARE — (Continued)
      The following table sets forth the calculation of Basic and Diluted EPS for the three months ended June 30, 2006 and June 30, 2005 (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005

		Weighted			Weighted
		Average Number			Average Number
		of Shares	Per Share		of Shares	Per Share
	Net Income	Outstanding	Amount	Net Income	Outstanding	Amount

Basic EPS:
Net earnings per share of common stock	$6,008	17,528,607	$0.34	$315	17,487,500	$0.02

Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	—		—	—

Diluted EPS:
Net earnings per share of common stock and assumed conversions	$6,008	17,528,607	$0.34	$315	17,487,500	$0.02

12.	INITIAL PUBLIC OFFERING
      In August 2006, we completed the initial public offering of our common stock, in which we sold 7,500,000 shares of common stock, $0.001 par value, at an offering price of $23 per share. We received proceeds from this transaction in the amount of $162,409, net of underwriting commissions and discounts but before other offering costs. Each share of common stock entitles its holder to one vote per share. An affiliate of the parent of our Manager purchased 1,000,000 shares of our common stock in our initial public offering. After the transaction, our outstanding shares totaled 25,019,500.

13.	SUBSEQUENT EVENTS
      On June 23, 2006, we declared a quarterly dividend of $0.725 per share, which was paid on July 21, 2006 to our stockholders of record as of June 30, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10 Q. Historical results set forth are not necessarily indicative of our future financial position and results of operations.
Overview
      We are a specialty finance company formed on January 25, 2005 by Hyperion Brookfield Asset Management, Inc., which we refer to as Hyperion Brookfield, to invest in real estate-related securities and various other asset classes. We commenced operations in March 2005. We will elect and intend to qualify to be taxed as a REIT for federal income tax purposes. We invest in financial assets and intend to construct an investment portfolio that is leveraged where appropriate to seek to achieve attractive risk-adjusted returns and that is structured to comply with the various federal income tax requirements for REIT status and to qualify for an exclusion from regulation under the Investment Company Act. Our current focus is on the following asset classes:

•	Real estate-related securities, principally RMBS and CMBS;

•	Whole mortgage loans, bridge loans, B Notes and mezzanine loans; and

•	Other ABS, including CDOs and consumer ABS.
      We completed a private offering of 17,400,000 shares of our common stock in March 2005 in which we raised net proceeds of approximately $405.6 million. We have fully invested the proceeds from the March 2005 private offering and, as of June 30, 2006, have a portfolio of RMBS and other alternative investments of approximately $2.8 billion. We are externally managed by Hyperion Brookfield Crystal River Capital Advisors, LLC, which we refer to as Hyperion Brookfield Crystal River or our Manager. Hyperion Brookfield Crystal River is a wholly-owned subsidiary of Hyperion Brookfield.
      We earn revenues and generate cash through our investments. We use a substantial amount of leverage to seek to enhance our returns. We finance each of our investments with different degrees of leverage. The cost of borrowings to finance our investments comprises a significant portion of our operating expenses. Our net income will depend, in large part, on our ability to control this particular operating expense in relation to our revenues.
      A variety of industry and economic factors may impact our financial condition and operating performance. These factors include:

•	interest rate trends,

•	rates of prepayment on mortgages underlying our MBS,

•	credit trends in RMBS and our commercial real estate investments;

•	competition, and

•	other market developments.
      In addition, a variety of factors relating to our business may also impact our financial condition and operating performance. These factors include:

•	our leverage,

•	our access to funding and borrowing capacity,

•	our borrowing costs,

•	our hedging activities,

•	the market value of our investments, and

•	REIT requirements and the requirements to qualify for an exemption from regulation under the Investment Company Act of 1940, which we refer to as the Investment Company Act.
Trends
      We believe the following trends may also affect our business:
      Rising interest rate environment — interest rates have recently increased and could continue to do so in the future. With respect to our existing MBS portfolio, which is heavily concentrated in 3/1 and 5/1 hybrid adjustable rate RMBS, we believe that such interest rate increases could result in decreases in our net interest income, as there is a timing mismatch between the reset dates on our MBS portfolio and the financing of these investments. We currently have invested and intend to continue to invest in hybrid adjustable-rate RMBS which are based on mortgages with interest rate caps. The financing of these RMBS is short term in nature and does not include the benefit of an interest rate cap. This mismatch could result in a decrease in our net interest income if rates increase sharply after the initial fixed rate period and our interest cost increases more than the interest rate earned on our RMBS due to the related interest rate caps. With respect to our existing and future floating rate investments, we believe such interest rate increases could result in increases in our net interest income because our floating rate assets are greater in amount than the related liabilities. Similarly, we believe such an increase in interest rates could generally result in an increase in our net interest income on future fixed rate investments made by us because our fixed rate assets would be greater in amount than our liabilities. However, we would expect that our fixed rate assets would decline in value in a rising interest rate environment and our net interest spreads on fixed rate assets could decline in a rising interest rate environment to the extent they are financed with floating rate debt. We have engaged in interest rate swaps to hedge a significant portion of the risk associated with increases in interest rates. However, because we do not hedge 100% of the amount of short-term financing outstanding, increases in interest rates could result in a decline in the value of our portfolio, net of hedges. Similarly, decreases in interest rates could result in an increase in the value of our portfolio.
      Flattening yield curve — short term interest rates have been increasing at a greater rate than longer term interest rates. For example, between June 30, 2005 and June 30, 2006, the yield on the three-month U.S. treasury bill increased by 186 basis points, while the yield on the three-year U.S. treasury note increased by only 148 basis points. With respect to our MBS portfolio, we believe that a continued flattening of the shape of the yield curve could result in decreases in our net interest income, as the financing of our MBS investments is usually shorter in term than the fixed rate period of our MBS portfolio, which is heavily weighted towards 3/1 and 5/1 hybrid adjustable rate RMBS. Similarly, we believe that a steepening of the shape of the yield curve could result in increases in our net interest income. A flattening of the shape of the yield curve results in a smaller gap between the rate we pay on the swaps and rate we receive. Furthermore, a continued flattening of the shape of the yield curve could result in a decrease in our hedging costs, since we pay a fixed rate and receive a floating rate under the terms of our swap agreements. Similarly, a steepening of the shape of the yield curve could result in an increase in our hedging costs.
      Prepayment rates — as interest rates increase, we believe that prepayment rates are likely to fall. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. Because we believe that interest rates are likely to continue to increase, we believe that MBS prepayment rates are likely to fall. If interest rates begin to fall, triggering an increase in prepayment rates, our current portfolio, which is heavily weighted towards hybrid adjustable-rate mortgages, could cause decreases in our net interest income relating to our MBS portfolio.
      Competition — we expect to face increased competition for our targeted investments. However, we expect that the size and growth of the market for these investments will continue to provide us with a variety of investment opportunities. In addition, we believe that bank lenders will continue their historical lending practices, requiring low loan-to-value ratios and high debt service coverages, which will provide opportunities to lenders like us to provide corporate mezzanine financing.
      For a discussion of additional risks relating to our business see Part II, Item 1A, Risk Factors and Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk.
Critical Accounting Policies
      Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on the experience of Hyperion Brookfield Crystal River’s management and its analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 to our consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q for a complete discussion of our accounting policies. Under different conditions, we could report materially different amounts arising under these critical accounting policies. We have identified our most critical accounting policies to be the following:

Investment Consolidation
      For each investment we make, we evaluate the underlying entity that issued the securities we acquired or to which we made a loan in order to determine the appropriate accounting. We refer to guidance in Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), and FASB Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities, in performing our analysis. FIN 46R addresses the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which voting rights are not effective in identifying an investor with a controlling financial interest. An entity is subject to consolidation under FIN 46R if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns (“variable interest entities” or “VIEs”). Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the VIE’s expected losses, receives the majority of the VIE’s expected returns, or both.
      Our ownership of the subordinated classes of CMBS and RMBS from a single issuer may provide us with the right to control the foreclosure/workout process on the underlying loans, which we refer to as the Controlling Class CMBS and RMBS. There are certain exceptions to the scope of FIN 46R, one of which provides that an investor that holds a variable interest in a qualifying special-purpose entity (“QSPE”) is not required to consolidate that entity unless the investor has the unilateral ability to cause the entity to liquidate. SFAS 140 sets forth the requirements for an entity to qualify as a QSPE. To maintain the QSPE exception, the special-purpose entity must initially meet the QSPE criteria and must continue to satisfy such criteria in subsequent periods. A special-purpose entity’s QSPE status can be impacted in future periods by activities undertaken by its transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent that our CMBS or RMBS investments were issued by a special-purpose entity that meets the QSPE requirements , we record those investments at the purchase price paid. To the extent the underlying special-purpose entities do not satisfy the QSPE requirements, we follow the guidance set forth in FIN 46R as the special-purpose entities would be determined to be VIEs.
      We have analyzed the pooling and servicing agreements governing each of our Controlling Class CMBS and RMBS investments and we believe that the terms of those agreements are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment for those special-purpose entities due to ongoing review by regulators and accounting standard setters (including the FASB’s project to amend SFAS 140 and the recently added FASB project on servicer discretion in a QSPE), potential actions by various parties involved with the QSPE (discussed in the paragraph above)and varying and evolving interpretations of the QSPE criteria under SFAS 140. We also have evaluated each of our Controlling Class CMBS and RMBS investments as if the special-purpose entities that issued such securities are not QSPEs. Using the fair value approach to calculate expected losses or residual returns, we have concluded that we would not be the primary beneficiary of any of the underlying special-purpose entities. Additionally, the standard setters continue to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of VIEs. Future guidance from regulators and standard setters may require us to consolidate the special-purpose entities that issued the CMBS and RMBS in which we have invested as described in the section titled “Recently Issued Accounting Pronouncements Not Yet Adopted.”
      Our maximum exposure to loss as a result of our investment in these QSPEs totaled $325,196 as of June 30, 2006.

Revenue Recognition
      The most significant source of our revenue comes from interest income on our securities and loan investments. Interest income on loans and securities investments is recognized over the life of the investment using the effective interest method. Mortgage loans will generally be originated or purchased at or near par value and interest income will be recognized based on the contractual terms of the debt instrument. Any loan fees or acquisition costs on originated loans will be deferred and recognized over the term of the loan as an adjustment to the yield. Interest income on MBS is recognized on the effective interest method as required by EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Under EITF 99-20, management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and our purchase prices. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls have to be estimated due to delinquencies on the underlying mortgage loans and the timing and magnitude of credit losses on the mortgage loans underlying the securities. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and our interest income. When current period cash flow estimates are lower than the previous period and fair value is less than an asset’s carrying value, we will write down the asset to fair market value and record an impairment charge in current period earnings.

Loan Loss Provisions
      We purchase and originate mezzanine loans and commercial mortgage loans to be held as long-term investments. We evaluate each of these loans for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Upon determination of impairment, we will establish a reserve for loan losses and a corresponding charge to earnings through the provision for loan losses. Significant judgments are required in determining impairment, which include assumptions regarding the value of the real estate or partnership interests that secure the mortgage loans.

Valuations of MBS and ABS
      Our MBS and ABS have fair values as determined with reference to price estimates provided by independent pricing services and dealers in the securities. Different judgments and assumptions used in pricing could result in different estimates of value.
      When the fair value of an available-for-sale security is less than its amortized cost for an extended period, we consider whether there is an other-than-temporary impairment in the value of the security. If, in our judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings (as if the loss had been realized in the period of other-than-temporary impairment). The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.
      We consider the following factors when determining an other-than-temporary impairment for a security or investment:

•	The length of time and the extent to which the market value has been less than the amortized cost;

•	Whether the security has been downgraded by a rating agency; and

•	Our intent to hold the security for a period of time sufficient to allow for any anticipated recovery in market value.
      Periodically, all available for sale securities are evaluated for other than temporary impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), and Emerging Issues Task Force No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets(“EITF 99-20”). An impairment that is an “other than temporary impairment” is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the investment’s remaining life. Other than temporary impairments result in reducing the security’s carrying value to its fair value through the statement of income, which also creates a new carrying value for the investment. We compute a revised yield based on the future estimated cash flows as described in “— Revenue Recognition” above. Significant judgments are required in determining impairment, which include making assumptions regarding the estimated prepayments, loss assumptions and the changes in interest rates.
      The determination of other-than-temporary impairment is made at least quarterly. If we determine an impairment to be other than temporary we will need to realize a loss that would have an impact on future income. At June 30, 2006, our overall intent was to replace lower-

coupon or lower-yielding Agency ARMS with higher yielding securities. In evaluating which securities were to be sold, we considered:

•	the length of the time to reset;

•	securities whose value had declined by more than an immaterial amount;

•	the coupon rate of the security; and

•	the book yield of the security.
      In our analysis at June 30, 2006, we established as thresholds:

•	45 or fewer months remaining to rate reset;

•	market price declines in excess of 1.50%;

•	securities bearing a coupon rate under 4.80%; and

•	securities with book yields less than 4.30%.
      These criteria were established based on our Manager’s review of our investment portfolio and its determination that these criteria provided a pool of securities to be sold that would produce an acceptable proportionate increase in income yield for our portfolio. Two mitigating factors that we considered in evaluating the foregoing criteria were whether a security was subject to a reverse repurchase agreement with a sufficiently distant settlement date that would preclude such a sale in the near term, for practical, hedging and economic reasons, and whether we agreed with the quoted market value for such securities. With the passage of time, as we periodically review the performance of our portfolio, our investment strategy in light of market conditions and our liquidity requirements and available sources of liquidity, the criteria we utilize to determine impairment under SFAS 115 may change. At any measurement date, securities that satisfy all of our impairment criteria that we do not intend to hold until we recover their amortized cost or until maturity would be deemed to be other than temporarily impaired.
      Under the guidance provided by SFAS 115, a security is impaired when its fair value is less than its amortized cost and we do not intend to hold that security until we recover its amortized cost or until its maturity. Based on the parameters we utilized in our June 30, 2006 analysis, we identified eight individual securities that were determined to be impaired under the guidance provided by SFAS 115. In connection with the impairment of these eight securities, we recorded impairment charges of $4,746 and $6,004 in our statement of income for the three months ended June 30, 2006 and the six months ended June 30, 2006, respectively, that was other than temporary as we expect to sell these securities in the near future at a loss. Through September 8, 2006, we have sold four of the six Agency ARMS and the two CMBS securities that were so impaired. As of June 30, 2006, as part of our periodic surveillance of the underlying value of the collateral securing our CMBS investments, we revalued two of the underlying loans in the collateral securing a CMBS security that resulted in a credit impairment charge for the three months and six months ended June 30, 2006 in the amount of $920 and $920, respectively.

Repurchase Agreements
      In certain circumstances, we have financed the purchase of securities from a counterparty through a repurchase agreement with the same counterparty pursuant to which we pledge the purchased securities. Currently, we record the acquisition of these securities as assets and the related borrowing under repurchase agreements as financing liabilities on our consolidated balance sheet with changes in the fair value of the securities being recorded as a component of other comprehensive income in stockholders’ equity. Interest income earned on the securities and interest expense incurred on the repurchase obligations are reported separately on our consolidated income statement. As of June 30, 2006 we had three such transactions that were outstanding, and our June 30, 2006 balance sheet included approximately $13.1 million of such securities and approximately $10.7 million of such repurchase agreement liabilities.

      It has come to our attention and to the attention of other market participants, as well as our repurchase agreement counterparties, that SFAS 140 may require a different accounting treatment for such transactions. Under SFAS 140, transactions in which we acquire securities from a counterparty that are financed through a repurchase agreement with the same counterparty will not qualify as a purchase by us if we are not able to conclude that the securities purchased have been legally isolated from the counterparty. If the acquisitions do not qualify as a purchase of securities under SFAS 140, we would not be permitted to include the securities purchased and repurchase agreements on a gross basis on our balance sheet. Additionally, we would not be able to report on a gross basis on our income statement the related interest income earned and interest expense incurred. Instead, we would be required to present the net investment on our balance sheet together with an embedded derivative with the corresponding change in fair value of the derivative being recorded in our income statement. The value of the derivative would reflect not only changes in the value of the underlying securities, but also changes in the value of the underlying credit provided by the counterparty. Although we believe our accounting for these transactions is appropriate, we will continue to evaluate our position as the interpretation of this issue among industry participants and standard setters evolves.

Accounting For Derivative Financial Instruments and Hedging Activities
      Our policies permit us to enter into derivative contracts, including interest rate swaps and interest rate swap forwards, as a means of mitigating our interest rate risk on forecasted interest expense associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements, or hedged items, for a specified future time period. We currently intend to use interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns.
      At June 30, 2006, we were a party to 45 interest rate swaps with a notional par value of approximately $1,448.5 million and an intrinsic gain of approximately $34.5 million. We entered into these interest rate swaps to seek to mitigate our interest rate risk for the specified future time period, which is defined as the term of the swap contracts. Based upon the market value of these interest rate swap contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts.
      At June 30, 2006, we were a party to one currency swap with a notional par value of approximately Can$50.0 million and an intrinsic loss of approximately $0.3 million. We entered into this currency swap to seek to mitigate our currency risk for the specified future time period, which is defined as the term of the swap contract. Based upon the market value of this currency swap contract, our counterparty may request additional margin collateral or we may request additional collateral from our counterparty to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contract.
      As of June 30, 2006, we had 11 credit default swaps, or CDS, with a notional par value of $105.0 million and an intrinsic gain of approximately $1.4 million. The fair value of the CDS depends on a number of factors, primarily premium levels, which are dependent on interest rate spreads. The CDS contracts are valued using internally developed and tested market-standard pricing models which calculate the net present value of differences between future premiums on currently quoted market CDS and the contractual futures premiums on our CDS contracts.
      We account for derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, or SFAS 133. SFAS 133 requires recognizing all derivative instruments as either asset or liabilities in the balance sheet at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivatives instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. We have no fair value hedges or hedges of a net investment in foreign operations.
      For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain (loss) on the derivative instrument in excess of the cumulative changes in the present value of future cash flows of the hedged item, if any, is recognized in the realized and unrealized gain (loss) on derivatives in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in realized and unrealized gain (loss) on derivatives in the current earnings during the period of change. Income and/or expense from interest rate swaps are recognized as a net adjustment to interest expense. We account for income and expense from interest rate swaps on an accrual basis over the period to which the payment and/or receipt relates.

Share-Based Payment
      We account for share-based compensation issued to members of our board of directors, our Manager and certain of our senior executives using the fair value based methodology in accordance with SFAS No. 123R, Accounting for Stock Based Compensation. We do not have any employees, although we believe that members of our Board of Directors are deemed to be employees for purposes of interpreting and applying accounting principles relating to share-based compensation. We record as compensation costs the restricted common stock that we issued to members of our board of directors at fair value as of the grant date and we amortize the cost into expense over the three-year vesting period using the straight-line method. We recorded compensation costs for restricted common stock and common stock options that we issued to our Manager and that were reallocated to employees of our Manager and its affiliates that provide services to us at fair value as of the grant date and we remeasure the amount on subsequent reporting dates to the extent that the restricted common stock and or common stock options are unvested. Unvested restricted common stock is valued using appraised value. Unvested common stock options are valued using a Binomial pricing model and assumptions based on observable market data for comparable companies. We amortize compensation expense related to the restricted common stock and common stock options that we granted to our Manager using the graded vesting attribution method in accordance with SFAS No. 123R.
      Because we remeasure the amount of compensation costs associated with the unvested restricted common stock and unvested common stock options that we issued to our Manager and certain of our senior executives as of each reporting period, our share-based compensation expense reported in our statements of operations will change based on the fair value of our common stock and this may result in earnings volatility.

Income Taxes
      We operate in a manner that we believe will allow us to be taxed as a REIT and, as a result, we do not expect to pay substantial corporate-level income taxes. Many of the requirements for REIT qualification, however, are highly technical and complex. If we were to fail to meet these requirements and do not qualify for certain statutory relief provisions, we would be subject to federal income tax, which could have a material adverse impact on our results of operations and amounts available for distributions to our stockholders. In addition, Crystal River TRS Holdings, Inc., our TRS, is subject to corporate-level income taxes.
Financial Condition
      All of our assets at June 30, 2006 were acquired with the net proceeds of approximately $405.6 million from our March 2005 private offering of 17,400,000 shares of our common stock and our use of leverage.

Mortgage-Backed Securities
      Some of our mortgage investment strategy involves buying higher coupon, higher premium bonds, which takes on more prepayment risk (particularly call or shortening risk) than lower dollar-priced strategies. However, we believe that the potential benefits of this strategy include higher income, wider spreads, and lower hedging costs due to the shorter option-adjusted duration of the higher coupon security.
      The table below summarizes our MBS investments at June 30, 2006:

	RMBS	CMBS

	(In thousands)
Amortized cost	$2,374,207	$312,594
Unrealized gains	3,859	1,219
Unrealized losses	(43,164)	(10,749)

Fair value	$2,334,902	$303,064

      As of June 30, 2006, the RMBS and CMBS in our portfolio were purchased at a net discount to their par value and our portfolio had a weighted-average amortized cost of 97.09% and 65.09% of face amount, respectively. The RMBS and CMBS were valued below par at June 30, 2006 because we are investing in lower-rated bonds in the credit structure. Certain of the securities held at June 30, 2006 are valued below cost. We do not believe any such securities are other than temporarily impaired at June 30, 2006.
      Our MBS holdings were as follows at June 30, 2006:

			Weighted Average

	Estimated	Percent of		Months		Constant
	Asset	Total		to	Yield to	Prepayment
	Value(1)	Investments	Coupon	Reset(2)	Maturity	Rate(3)

	(In thousands)
RMBS:
Non-Agency:
Senior prime 5/1 adjustable rate	$222,988	7.9%	5.27%	45.00	6.43%	21.66%
Junior prime	157,095	5.6	6.81	23.55	16.89	24.70
Subprime	162,204	5.7	7.34	10.51	9.30	31.28
Agency:
3/1 hybrid adjustable rate	642,086	22.7	4.99	28.83	6.23	28.19
5/1 hybrid adjustable rate	1,150,529	40.7	5.05	48.20	6.10	24.25

Total RMBS	2,334,902	82.6	5.38	37.81	7.11	25.59
CMBS:
Below investment grade CMBS	303,064	10.7	5.06		9.84

(1)	All securities listed in this chart are carried at their estimated fair value.

(2)	Represents number of months before conversion to floating rate.

(3)	Represents the estimated percentage of principal that will be prepaid over the next 12 months based on historical principal paydowns.

     The table below summarizes the credit ratings of our MBS investments at June 30, 2006:

	RMBS	CMBS

	(In thousands)
AAA	$2,015,604	$—
AA	—	—
A	49,364	—
BBB	81,634	128,502
BB	102,301	90,009
B	66,798	47,406
Not rated	19,201	37,147

Total	$2,334,902	$303,064

      Actual maturities of RMBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The stated contractual final maturity of the mortgage loans underlying our portfolio of RMBS ranges up to 30 years, but the expected maturity is subject to change based on the prepayments of the underlying loans. As of June 30, 2006, the average final contractual maturity of the mortgage portfolio is 2035.
      The constant prepayment rate, or CPR, attempts to predict the percentage of principal that will be prepaid over the next 12 months based on historical principal paydowns. As interest rates rise, the rate of refinancings typically declines, which we believe may result in lower rates of prepayment and, as a result, a lower portfolio CPR.
      As of June 30, 2006, some of the mortgages underlying our RMBS had fixed interest rates for the weighted-average lives of approximately 37.8 months, after which time the interest rates reset and become adjustable. The average length of time until contractual maturity of those mortgages as of June 30, 2006 was 29 years.
      After the reset date, interest rates on our hybrid adjustable rate RMBS securities float based on spreads over various LIBOR indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. The weighted average lifetime cap for the portfolio is an increase of 4.32%; the weighted average maximum increases and decreases are 1.67%. Additionally, the weighted average maximum increases and decreases for agency hybrid RMBS in the first year that the rates are adjustable are 2.60%.
      The following table summarizes our RMBS and our CMBS according to their estimated weighted average life classifications as of June 30, 2006:

	RMBS		CMBS

		Amortized		Amortized
Weighted Average Life	Fair Value	Cost	Fair Value	Cost

	(In thousands)
Less than one year	$3,656	$3,837	$—	$—
Greater than one year and less than five years	1,768,742	1,799,061	—	—
Greater than five years	562,504	571,309	303,064	312,594

Total	$2,334,902	$2,374,207	$303,064	$312,594

      The estimated weighted-average lives of the MBS in the tables above are based upon prepayment models obtained through subscription-based financial information service providers.
      The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, the mortgage rate of the outstanding loan, loan age, margin and volatility.
      The actual weighted-average lives of the MBS in our investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and are sensitive to changes in both prepayment rates and interest rates.

Other Fixed Income Securities
      At June 30, 2006, we classified certain short-term non-MBS as available-for-sale. These investments were reported at fair value. These investments are periodically reviewed for other-than-temporary impairment, but their contractual lives are short term in nature.

Equity Securities
      Our investment policies allow us to acquire equity securities, including common and preferred shares issued by other real estate investment trusts. At June 30, 2006, we held two investments in equity securities.
      These investments above are classified as available for sale and thus carried at fair value on our balance sheet with changes in fair value recognized in accumulated other comprehensive income until realized.

Real Estate Loans
      At June 30, 2006, our real estate loans are reported at cost. These investments are periodically reviewed for impairment. As of June 30, 2006, there was no impairment in our real estate loans.

Interest and Principal Paydown Receivable
      At June 30, 2006, we had interest and principal paydown receivables of approximately $138.0 million, none of which related to interest that had accrued on securities prior to our purchase of such securities. The total interest and principal paydown receivable amount consisted of approximately $135.8 million relating to our MBS, including $114.4 million due from brokers for securities sold, and approximately $2.2 million relating to other investments.

Hedging Instruments and Derivative Activities
      There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates. We generally intend to hedge as much of the interest rate risk as Hyperion Brookfield Crystal River determines is in the best interests of our stockholders, after considering the cost of such hedging transactions and our desire to maintain our status as a REIT. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that our manager is required to hedge.
      As of June 30, 2006, we had engaged in interest rate swaps and interest rate swap forwards as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for a specified future time period, which is the term of the swap contract. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, a series of payments calculated by applying a fixed rate of interest to a notional amount of principal is exchanged for a stream of payments similarly calculated but using a floating rate of interest. This is a fixed-floating interest rate swap. We hedge our floating rate debt by entering into fixed-floating interest rate swap agreements whereby we swap the floating rate of interest on the liability we are hedging for a fixed rate of interest. An interest rate swap forward is an interest rate swap based on an interest rate to be set at an agreed future date. As of June 30, 2006, we were a party to interest rate swaps with maturities ranging from October 2006 to July 2021 with a notional par amount of approximately $1,448.5 million. Under the swap agreements in place at June 30, 2006, we receive interest at rates that reset periodically, generally every three months, and pay a rate fixed at the initiation of and for the life of the swap agreements. The current market value of interest rate swaps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates. As expectations of future floating rates change, the market value of interest rate swaps changes. Based on the daily market value of those interest rate swaps and interest rate swap forward contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the maturity of the contracts. At June 30, 2006, the unrealized gain on interest rate swap contracts was $34.5 million due to an increase in prevailing market interest rates.
      As of June 30, 2006, we had engaged in credit default swaps, or CDS, which are accounted for as derivatives. CDSs are similar to insurance on the default risk of a particular investment as we will enter into a contract with a counterparty as the “protection seller” and agree to pay par for the counterparty’s bonds in the event a credit default occurs in exchange for receiving periodic payments (similar to an insurance premium) from the “protection buyer.” As a result, the economic returns on our CDSs depend substantially on the performance of the underlying investments held by the protection buyer and we are subject to the credit risk of the protection buyer as well as the related investments. We enter into CDS transactions because they offer a more attractive leveraged return than the underlying cash instruments, in exchange for the added credit exposure.
      While so far we have only taken synthetic long positions (by writing protection) we may find it attractive to hedge our credit exposure by entering into synthetic short positions (by buying protection) at some point in the future.
      As of June 30, 2006, we were a party to 11 credit default swaps with maturities ranging from February 2035 to July 2043 with a notional par amount of $105.0 million. At June 30, 2006, the unrealized gain on credit default swap contracts was $1.4 million due to an increase in the creditworthiness of the underlying securities.
      As of June 30, 2006, we had engaged in currency swaps as a means of mitigating our currency risk under one of our real estate loans that was denominated in Canadian dollars. As of June 30, 2006, we were a party to one currency swap with a maturity of July 2016 with a notional par amount of Can$50.0 million. The current market value of currency swaps is heavily dependent on the current currency exchange rate and the expectation of changes in future currency exchange rates. As expectations of future currency exchange rates change, the market value of currency swaps changes. Based on the daily market value of those currency swaps, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the maturity of the contracts. At June 30, 2006, the unrealized loss on currency swap contracts was $0.3 million due to a strengthening of the Canadian dollar versus the United States dollar.

Liabilities
      We have entered into repurchase agreements to finance some of our purchases of RMBS. These agreements are secured by our RMBS and bear interest rates that have historically moved in close relationship to LIBOR. As of June 30, 2006, we had established 17 borrowing arrangements with various investment banking firms and other lenders. As of June 30, 2006, we were utilizing 14 of those arrangements.
      At June 30, 2006, we had outstanding obligations under repurchase agreements with 13 counterparties totaling approximately $2,496.7 million with weighted-average current borrowing rates of 5.24% all of which have maturities of between seven and 413 days. We intend to seek to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to the repurchase agreements. At June 30, 2006, the repurchase agreements were secured by MBS and real estate loans and cash with an estimated fair value of approximately $2,664.0 million and had weighted-average maturities of 55 days. The net amount at risk, defined as fair value of the collateral, including restricted cash, minus repurchase agreement liabilities and accrued interest expense, with all counterparties was approximately $150.0 million at June 30, 2006. One of the repurchase agreements is a $275.0 million master repurchase agreement with Wachovia Bank, that has a two year term with a one year renewal option. The Wachovia Bank master repurchase agreement provides for the purchase, sale and repurchase of commercial and residential mortgage loans, commercial mezzanine loans, B Notes, participation interests in the foregoing, commercial mortgage-backed securities and other mutually agreed upon collateral and bears interest at varying rates over LIBOR based upon the type of asset included in the repurchase obligation.

Stockholders’ Equity
      Stockholders’ equity at June 30, 2006 was approximately $373.6 million and included $46.8 million of unrealized losses on securities available for sale and $31.2 million of unrealized and realized gains on cash flow hedges presented as a component of accumulated other comprehensive loss.
Results of Operations For the Six Months Ended June 30, 2006

Summary
      Our net income for the period was $21.5 million or $1.22 per weighted-average basic and diluted share outstanding.

Net Interest Income
      Net interest income for the period was $26.0 million. Gross interest income of $86.3 million primarily consisted of $76.9 million of interest income from MBS, $5.1 million of interest income from real estate loans and $2.0 million of interest income from ABS. Interest expense of $60.3 million consisted primarily of $56.3 million related to repurchase agreements, $5.9 million related to CDOs and amortization of deferred financing costs of $1.0 million, which was partially offset by $3.7 million of interest income from interest rate swaps.

Expenses
      Expenses for the period totaled $5.5 million, which consisted primarily of base management fees of approximately $2.8 million, amortization of approximately $0.5 million related to restricted stock and options granted to our Manager and professional fees of $1.5 million.
      Our Manager has waived its right to request reimbursement from us of third-party expenses that it incurs through December 31, 2006, which amount otherwise would have been required to be reimbursed. The management agreement with Hyperion Brookfield Crystal River, which was negotiated before our business model was implemented, provides that we will reimburse our Manager for certain third party expenses that it incurs on our behalf, including rent and utilities. Hyperion Brookfield incurs such costs and did not allocate any such expenses to our Manager in 2005 or in the first six months of 2006 as our Manager’s use of such services were deemed to be immaterial. In 2007, Hyperion Brookfield will reevaluate whether any such rent and utility costs will be allocated to our Manager and if so, we will be responsible for reimbursing such costs allocable to our operations absent any further waiver of reimbursement by our Manager. There are no contractual limitations on our obligation to reimburse our Manager for third party expenses and our Manager may incur such expenses consistent with the grant of authority provided to it pursuant to the management agreement without any additional approval of our board of directors being required. In addition, our Manager may defer our reimbursement obligation from any quarter to a future period; provided, however, that we will record any necessary accrual for any such reimbursement obligations when required by generally accepted accounting principles and our Manager has advised us that it will promptly invoice us for such reimbursements consistent with sound financial accounting policies.

Other Revenues
      Other revenues for the period totaled approximately $1.0 million, which consisted primarily of $7.4 million of realized and unrealized gains on derivatives (including a $0.9 million loss related to foreign currency swaps) and $1.9 million in foreign currency exchange gain, which was offset in part by $1.7 million of realized net losses on the sale of securities available for sale and a $6.9 million loss on impairment of securities available for sale.
Results of Operations For the Period March 15, 2005 (commencement of operations) to June 30, 2005

Summary
      Our net income for the period was $0.4 million or $0.02 per weighted-average basic and diluted share outstanding.

Net Interest Income
      Net interest income for the period was $8.2 million. Gross interest income of $15.8 million primarily consisted of $14.6 million of interest income from MBS, $0.6 million of interest income from ABS and $0.3 million of interest income from real estate loans. Interest expense of $7.6 million consisted primarily of $6.2 million related to repurchase agreements and $1.4 million related to interest rate swaps.

Expenses
      Expenses for the period totaled $3.3 million, which consisted primarily of base management fees of approximately $1.8 million, amortization of approximately $0.2 million related to restricted stock and options granted to our Manager, professional fees of $0.7 million and start-up costs of $0.3 million.

Other Expenses
      Other expenses for the period totaled approximately $4.4 million, which consisted substantially of realized and unrealized losses on derivatives.
Results of Operations For the Three Months Ended June 30, 2006 compared to the Three Months Ended June 30, 2005

Summary
      Our net income for the three months ended June 30, 2006 period was $6.0 million, or $0.34 per weighted-average basic and diluted share outstanding, compared with net income of $0.3 million, or $0.02 per weighted-average basic and diluted share outstanding for the same period in 2005.

Net Interest Income
      Net interest income for the three months ended June 30, 2006 was $13.9 million, an increase of $6.3 million, or 83.6%, over net interest income of $7.6 million for the same period in 2005. Gross interest income for the second quarter of 2006 of $45.3 million primarily consisted of $39.9 million of interest income from MBS, $2.2 million of interest income from real estate loans and $0.9 million of interest income from ABS. Gross interest income for the same period in 2005 of $15.1 million primarily consisted of $14.1 million of interest income from MBS, $0.3 million of interest income from real estate loans and $0.6 million of interest income from ABS. This increase was due to an increase in the size of our investment portfolio and the diversification of our investment portfolio from Agency ARMs into higher yielding securities. Interest expense of $31.4 million for the three months ended June 30, 2006 consisted primarily of $30.6 million related to repurchase agreements and $3.0 million related to CDOs, which was partially offset by $3.1 million of interest income from interest rate swaps. Interest expense of $7.5 million for the same period in 2005 consisted primarily of $6.2 million related to repurchase agreements and $1.4 million of interest expense on interest rate swaps. The increase in interest expense was due to an increase in our leverage and general market increases in financing costs.

Expenses
      Expenses for the second quarter of 2006 totaled $2.7 million, which consisted primarily of base management fees of approximately $1.3 million, amortization of approximately $0.3 million related to restricted stock and options granted to our Manager and professional fees of $0.8 million. Expenses for the same period in 2005 totaled $2.7 million, which consisted primarily of base management fees of approximately $1.6 million, amortization of approximately $0.2 million relating to restricted stock and options granted to our Manager and professional fees of $0.7 million.

Other Expenses
      Other expenses for the three months ended June 30, 2006 totaled approximately $5.1 million, which consisted primarily of $1.1 million of realized losses on the sale of securities available for sale, a $5.7 million loss on impairment of securities available for sale and $0.5 million of realized and unrealized losses on derivatives (including a loss of $2.1 million related to foreign currency swaps), which was offset in part by $2.0 million of foreign currency exchange gain. Other expenses for the same period in 2005 totaled approximately $4.6 million, which consisted substantially of realized and unrealized losses on derivatives.

Liquidity and Capital Resources
      We held cash and cash equivalents of approximately $56.2 million at June 30, 2006, which excludes restricted cash of approximately $82.5 million that is used to collateralize certain of our repurchase facilities and certain other obligations.
      Our operating activities provided net cash of approximately $18.7 million for the six months ended June 30, 2006 primarily as a result of net income of $21.5 million, non-cash impairment charges relating to available for sale securities of $6.9 million, and a net increase in accounts payable and accrued liabilities, due to Manager and interest payable of approximately $5.8 million, offset in part by non-cash unrealized gains on derivatives of $7.8 million, non-cash accretion of discount on assets of $4.1 million, non-cash foreign currency exchange gain of $1.8 million and increases in interest receivable and prepaid expenses and other assets of $4.6 million.
      Our operating activities provided net cash of approximately $4.8 million during the period March 15, 2005 (commencement of operations) to June 30, 2005 primarily as a result of net income of $0.4 million, unrealized loss on derivatives of $4.3 million and the excess of interest expense payments that were recognized but not yet paid over interest income receipts that were recognized but not yet received.
      Our investing activities used net cash of $383.4 million for the six months ended June 30, 2006 primarily from the purchase of securities available for sale of $828.5 million and the funding or purchase of real estate loans totaling $6.9 million, partially offset by receipt of principal paydowns on securities available for sale and real estate loans of approximately $254.1 million, redemptions of real estate loans of approximately $15.8 million and $182.5 million of proceeds from the sale of securities available for sale and real estate loans.
      Our investing activities used net cash of $1,823.1 million during the period March 15, 2005 (commencement of operations) to June 30, 2005 primarily from the purchase of securities available for sale of $1,824.5 million and the funding or purchase of real estate loans totaling $38.2 million, partially offset by receipt of principal paydowns on securities available for sale of approximately $41.6 million.
      Our financing activities provided net cash of $399.5 million for the six months ended June 30, 2006 primarily from the net proceeds from borrowings under repurchase agreements, including with related parties, of $502.4 million and cash collateral received of approximately $25.5 million, partially offset by principal repayments on CDOs of $16.6 million, repayment of a note payable to a related party of $35.0 million, dividend payments of approximately $12.7 million and the deposit of $64.0 million of restricted cash used to collateralize certain financings.
      Our financing activities provided net cash of $1,838.5 million during the period March 15, 2005 (commencement of operations) to June 30, 2005 primarily from the issuance of common stock, net of offering costs, of $405.6 million and net proceeds from borrowings under repurchase agreements of $1,436.5 million, partially offset by the deposit of $3.7 million of restricted cash used to collateralize certain financings.
      Our source of funds as of June 30, 2006, excluding our March 2005 private offering, consisted of net proceeds from repurchase agreements totaling approximately $2,496.7 million with a weighted-average current borrowing rate of 5.24%, which we used to finance the acquisition of securities available for sale. We expect to continue to borrow funds in the form of repurchase agreements. As of June 30, 2006 we had established 17 borrowing arrangements with various investment banking firms and other lenders, 14 of which were in use on June 30, 2006. Increases in short-term interest rates could negatively impact the valuation of our mortgage-related assets, which could limit our borrowing ability or cause our lenders to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities.

Off-Balance Sheet Arrangements
      As of June 30, 2006, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2006, we had outstanding commitments to fund real estate construction loans of $24.1 million, and as of such date, advances of $21.4 million had been made under these commitments.

Contractual Obligations and Commitments
      As of March 15, 2005, we had entered into a management agreement with Hyperion Brookfield Crystal River. Hyperion Brookfield Crystal River is entitled to receive a base management fee, incentive compensation, reimbursement of certain expenses and, in certain circumstances, a termination fee, all as described in the management agreement. Such fees and expenses do not have fixed and determinable payments. The base management fee is payable monthly in arrears in an amount equal to 1/12 of our equity (as defined in the management agreement) times 1.50%. Hyperion Brookfield Crystal River uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. Hyperion Brookfield Crystal River will receive quarterly incentive compensation in an amount equal to the product of: (a) 25% of the dollar amount by which (i) our net income (determined in accordance with GAAP) and before non-cash equity compensation expense and before incentive compensation, for the quarter per common share (based on the weighted average number of common shares outstanding for the quarter) exceeds (ii) an amount equal to (A) the weighted average of the price per share of the common shares in the March 2005 private offering and the prices per common shares in any subsequent offerings by us (including our initial public offering that closed in August 2006), in each case at the time of issuance thereof, multiplied by (B) the greater of (1) 2.4375% and (2) 0.50% plus one-fourth of the Ten Year Treasury Rate for such quarter, multiplied by (b) the weighted average number of shares of common stock outstanding during the quarter; provided, that the foregoing calculation of incentive compensation shall be adjusted to exclude one-time events pursuant to changes in GAAP, as well as non-cash charges after discussion between Hyperion Brookfield Crystal River and our independent directors and approval by a majority of our independent directors in the case of non-cash charges. In accordance with the management agreement, our Manager and the independent members of our board of directors have agreed to adjust the calculation of the Manager’s incentive fee to exclude non-cash adjustments required by SFAS 133 relating to the valuation of interest rate swaps, currency swaps and credit default swaps. See note 10 to our consolidated financial statements contained elsewhere herein.
      As of June 30, 2006, we had outstanding commitments to fund real estate construction loans of $24.1 million, and as of such date, advances of $21.4 million had been made under these commitments.
      The following table presents certain information regarding our debt obligations as of June 30, 2006:

		Weighted-Average
		Maturity of
		Repurchase
Repurchase Agreement Counterparties	Amount at Risk(1)	Agreement in Days

	(In thousands)
Banc of America Securities LLC	$5,951	36
Bear, Stearns & Co. Inc.	15,587	27
Citigroup Global Markets Inc.	4,460	62
Credit Suisse First Boston LLC	22,936	35
Deutsche Bank Securities Inc.	7,288	31
Greenwich Capital Markets, Inc.	5,138	58
Lehman Brothers Inc.	12,149	12
Merrill Lynch, Pierce, Fenner & Smith Incorporated	8,504	41
Morgan Stanley & Co. Incorporated	4,448	30
Trilon International, Inc.	4,448	27
Wachovia Bank, National Association	49,847	413
Wachovia Capital Markets, LLC	3,580	53
WaMu Capital Corp.	4,409	47

Total	$148,745	55

(1)	Equal to the fair value of collateral minus repurchase agreement liabilities and accrued interest expense.

     We purchase and sell securities on a trade date that is prior to the related settlement date. As of June 30, 2006, we were owed approximately $114.4 million for our sale of securities, including interest, on or prior to June 30, 2006 that settled after June 30, 2006.
      The repurchase agreements for our repurchase facilities generally do not include substantive provisions other than those contained in the standard master repurchase agreement as published by the Bond Market Association. As noted below, some of our master repurchase agreements that were in effect as of September 8, 2006 contain negative covenants requiring us to maintain certain levels of net asset value, tangible net worth and available funds and comply with interest coverage ratios, leverage ratios and distribution limitations. One of our master repurchase agreements provides that it may be terminated if, among other things, certain material decreases in net asset value occur, our chief executive officer ceases to be involved in the day-to-day operations of our Manager, we lose our REIT status or our Manager is terminated. Generally, if we violate one of these covenants, the counterparty to the master repurchase agreement has the option to declare an event of default, which would accelerate the repurchase date. If such option is exercised, then all of our obligations would come due, including either purchasing the securities or selling the securities, as the case may be. The counterparty to the master repurchase agreement, if the buyer in such transaction, for example, will be entitled to keep all income paid after the exercise, which will be applied to the aggregate unpaid repurchase price and any other amounts owed by us, and we are required to deliver any purchased securities to the counterparty.
      Our master repurchase agreement with Banc of America Securities LLC contains a restrictive covenant that requires our net asset value to be no less than the higher of

•	the NAV Floor (defined below) and

•	50% of our net asset value as of December 31 of the prior year.
      For 2006, the “NAV Floor” is $250.0 million. For all future periods, the NAV Floor is equal to the higher of

•	the NAV Floor and

•	50% of our net asset value,
      in each case as of December 31 of the prior year.
      Our master repurchase agreements with Credit Suisse First Boston, LLC and Credit Suisse First Boston, (Europe) Limited each contain a restrictive covenant that would trigger an event of default if our net asset value declines:

•	by 30% or more from the highest net asset value in the preceding 12-month period then ending,

•	by 20% or more from the highest net asset value in the preceding three-month period then ending,

•	by 15% or more from the highest net asset value in the preceding one-month period then ending, or

•	by 50% or more from the highest net asset value since the date of the master repurchase agreement or, if we or our Manager receive redemption notices that will result in an net asset value drop to the foregoing levels or below $175.0 million.

      Our master repurchase agreement with Wachovia Bank, National Association contains the following restrictive covenants:

•	We may not permit the ratio of the sum of adjusted EBITDA (as defined in the master repurchase agreement) to interest expense to be less than 1.25 to 1.00.

•	We may not permit our debt to equity ratio to be greater than 10:1.

•	We may not declare or make any payment on account of, or set apart assets for, a sinking or other analogous fund for the purchase, redemption, defeasance, retirement or other acquisition of any of our equity interests, or make any other distribution in respect thereof, either directly or indirectly, whether in cash or property or in our obligations, except, so long as there is no default, event of default or “Margin Deficit” that has occurred and is continuing. We may (i) make such payments solely to the extent necessary to preserve our status as a REIT and (ii) make additional payments in an amount equal to 100% of funds from operations. A Margin Deficit occurs when the aggregate market value of all the purchased securities subject to all repurchase transactions in which a party is acting as buyer is less than the buyer’s margin amount for all transactions, which is the amount obtained by application of the buyer’s margin percentage to the repurchase price. The margin percentage is a percentage agreed to by the buyer and seller or the percentage obtained by dividing the market value of the purchased securities on the purchase date by the purchase price on the purchase date.

•	Our tangible net worth may not be less than the sum of $300.0 million plus the proceeds from all equity issuances, net of investment banking fees, legal fees, accountants’ fees, underwriting discounts and commissions and other customary fees and expenses that we actually incur.

•	We may not permit the amount of our cash and cash equivalents at any time to be less than $10.0 million during the first year following the closing date of the master repurchase agreement or less than $15.0 million after the first year following the closing date, in either case after giving effect to any requested repurchase transaction.
      Certain of our repurchase agreements and our revolving credit facility contain financial covenants, including maintaining our REIT status and maintaining a specific net asset value or worth. As of June 30, 2006, with respect to two debt obligations, we failed to meet certain financial covenants including an interest expense coverage ratio. We obtained waivers with respect to all financial covenants which were not met. As a result, we were in compliance with or have obtained the necessary waivers with respect to all our financial covenants as of June 30, 2006.
      We intend to continue to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock. In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our REIT taxable income (which includes net short-term capital gains) on an annual basis. This requirement can impact our liquidity and capital resources.
      For our short-term (one year or less) and long-term liquidity, which includes investing and compliance with collateralization requirements under our repurchase agreements (if the pledged collateral decreases in value or in the event of margin calls created by prepayments of the pledged collateral), we also rely on the cash flow from operations, primarily monthly principal and interest payments to be received on our mortgage-backed securities, cash flow from the sale of securities as well as any primary securities offerings authorized by our board of directors.

      Based on our current portfolio, leverage rate and available borrowing arrangements, including our $275.0 million master repurchase facility with Wachovia Bank, we believe that the net proceeds of our initial public offering, which closed in August 2006, together with existing equity capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and for general corporate expenses. However, an increase in prepayment rates substantially above our expectations could cause a temporary liquidity shortfall due to the timing of the necessary margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell debt or additional equity securities. If required, the sale of MBS or real estate loans at prices lower than their carrying value would result in losses and reduced income. Although we have achieved a leverage rate within our targeted leverage range as of June 30, 2006, we have additional capacity to leverage our equity further should the need for additional short-term (one year or less) liquidity arise.
      Our ability to meet our long-term (greater than one year) liquidity and capital resource requirements in excess of our borrowing capacity under our $275.0 million master repurchase facility with Wachovia Bank will be subject to obtaining additional debt financing and equity capital. We may increase our capital resources by making public offerings of equity securities, possibly including classes of preferred stock, common stock, commercial paper, medium-term notes, CDOs, collateralized mortgage obligations and senior or subordinated notes. Such financing will depend on market conditions for capital raises and for the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock.
      We generally seek to borrow between four and eight times the amount of our equity. At June 30, 2006, our total debt was approximately $2,707.6 million, which represented a leverage ratio of approximately 7.25 times.

Inflation
      Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and or fair market value without considering inflation.

Quantitative and Qualitative Disclosures About Market Risk
      As of June 30, 2006, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Interest Rate Risk
      We are subject to interest rate risk in connection with most of our investments and our related debt obligations, which are generally repurchase agreements of limited duration that are periodically refinanced at current market rates. We mitigate this risk through utilization of derivative contracts, primarily interest rate swap agreements.

Yield Spread Risk
      Most of our investments are also subject to yield spread risk. The majority of these securities are fixed rate securities, which are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such securities by the market, as based on their credit relative to U.S. Treasuries. An excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher or “wider” spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value these securities. Under these conditions, the value of our real estate securities portfolio would tend to decrease. Conversely, if the spread used to value these securities were to decrease or “tighten,” the value of our real estate securities would tend to increase. Such changes in the market value of our real estate securities portfolio may affect our net equity or cash flow either directly through their impact on unrealized gains or losses on available-for-sale securities by diminishing our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

Effect on Net Interest Income
      We fund our investments with short-term borrowings under repurchase agreements. During periods of rising interest rates, the borrowing costs associated with those investments tend to increase while the income earned on such investments could remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.
      On June 30, 2006, we were party to 45 interest swap contracts. The following table summarizes the expiration dates of these contracts and their notional amounts (in thousands):

Expiration Date	Notional Amount

2006	$15,000
2007	403,000
2008	596,000
2009	60,000
2010	127,500
2011	30,000
2013	53,084
2015	54,000
2016	67,000
2021	42,933

TOTAL	$1,448,517

      Hedging techniques are partly based on assumed levels of prepayments of our fixed-rate and hybrid adjustable-rate RMBS. If prepayments are slower or faster than assumed, the life of the RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.

Extension Risk
      We invest in RMBS, some of which have interest rates that are fixed for the first few years of the loan (typically three, five, seven or ten years) and thereafter reset periodically on the same basis as adjustable-rate RMBS. We compute the projected weighted-average life of our RMBS based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate residential mortgage-backed security is acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related RMBS. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related residential mortgage-backed security.
      However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related RMBS could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the RMBS would remain fixed. This situation may also cause the market value of our RMBS to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Hybrid Adjustable-Rate RMBS Interest Rate Cap Risk
      We also invest in hybrid adjustable-rate RMBS which are based on mortgages that are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security’s interest yield may change during any given period. However, our borrowing costs pursuant to our repurchase agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our hybrid adjustable-rate RMBS would effectively be limited by caps. This problem will be magnified to the extent we acquire hybrid adjustable-rate RMBS that are not based on mortgages which are fully indexed. In addition, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on our hybrid adjustable-rate RMBS than we need in order to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

Interest Rate Mismatch Risk
      We intend to continue to fund a substantial portion of our investments with borrowings that, after the effect of hedging, have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of our investments. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize hedging strategies discussed above.
      Our analysis of risks is based on management’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in this Quarterly Report on Form 10-Q.

Prepayment Risk
      Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates for existing RMBS generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. In addition, prepayment rates on adjustable-rate and hybrid adjustable-rate RMBS generally increase when the difference between long-term and short-term interest rates declines or becomes negative. Prepayments of RMBS could harm our results of operations in several ways. Some adjustable-rate mortgages underlying our adjustable-rate RMBS may bear initial “teaser” interest rates that are lower than their “fully-indexed” rates, which refers to the applicable index rates plus a margin. In the event that such an adjustable-rate mortgage is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the holder of the related residential mortgage-backed security would have held such security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the adjustable-rate residential mortgage-backed security. Additionally, we currently own mortgage assets that were purchased at a premium. The prepayment of such assets at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount and a consequent reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new mortgage assets to replace the prepaid assets, our financial condition, cash flow and results of operations could be negatively impacted.

Effect on Fair Value
      Another component of interest rate risk is the effect changes in interest rates will have on the market value of our assets. We face the risk that the market value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments. We primarily assess our interest rate risk by estimating the duration of our assets and the duration of our liabilities. Duration essentially measures the market price volatility of financial instruments as interest rates change. We generally calculate duration using various financial models and empirical data. Different models and methodologies can produce different duration numbers for the same securities.
      The following interest rate sensitivity analysis is measured using an option-adjusted spread model combined with a proprietary prepayment model. We shock the curve up and down 100 basis points and analyze the change in interest rates, prepayments and cash flows through a Monte Carlo simulation. We then calculate an average price for each scenario which is used in our risk management analysis.
      The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive investments, repurchase agreement liabilities, CDO liabilities and swaps,

at June 30, 2006, assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates		Interest Rates
	Fall 100		Rise 100
	Basis Points	Unchanged	Basis Points

	(Dollars in thousands)
Mortgage assets and other securities available for sale(1)
Fair value	$2,756,932	$2,692,928	$2,629,772
Change in fair value	$64,004	$0	$(63,156)
Change as a percent of fair value	2.38%	0.00%	(2.35)%
Real Estate Loans
Fair value	$140,820	$135,361	$130,376
Change in fair value	$5,459	$0	$(4,985)
Change as a percent of fair value	4.03%	0.00%	(3.68)%
Repurchase Agreements(2)
Fair value	$(2,498,620)	$(2,496,730)	$(2,494,840)
Change in fair value	n/m	n/m	n/m
Change as a percent of fair value	n/m	n/m	n/m
CDO Liabilities
Fair value	$(211,519)	$(210,903)	$(210,254)
Change in fair value	$(616)	n/m	$649
Change as a percent of fair value	0.29%	n/m	(0.31)%
Designated and undesignated interest rate swaps
Fair value	$5,439	$34,458	$62,133
Change in fair value	$(29,019)	$0	$27,675
Change as a percent of notional value	(2.00)%	0.00%	1.91%
Credit default swaps
Fair value	$1,542	$1,396	$1,272
Change in fair value	$146	$0	$(124)
Change as a percent of notional value	0.14%	0.00%	(0.12)%
Cross currency swap
Fair value	$(931)	$(329)	$202
Change in fair value	$(602)	$0	$531
Change as a percent of notional value	(1.30)%	0.00%	1.14%

(1)	The fair value of other available-for-sale investments that are sensitive to interest rate changes are included.

(2)	The fair value of the repurchase agreements would not change materially due to the short-term nature of these instruments.
n/m = not meaningful
     It is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 100 basis points. In addition, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets would likely differ from that shown above, and such difference might be material and adverse to our stockholders.

Currency Risk
      We have foreign currency exposure related to one commercial real estate loan, which is denominated in Canadian dollars. From time to time, we may make other investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk.
      Changes in currency rates can adversely impact the fair values and earnings of our non-U.S. holdings. We expect to attempt to mitigate this impact by utilizing currency swaps on our foreign currency-denominated investments or foreign currency forward commitments to hedge the net exposure.
Risk Management
      To the extent consistent with maintaining our REIT status, we seek to manage our interest rate risk exposure to protect our portfolio of RMBS and other mortgage securities and related debt against the effects of major interest rate changes. We generally seek to manage our interest rate risk by:

•	monitoring and adjusting, if necessary, the reset indices and interest rates related to our MBS and our borrowings;

•	attempting to structure our borrowing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

•	using derivatives, financial futures, swaps, options, caps, floors and forward sales, to adjust the interest rate sensitivity of our MBS and our borrowings; and

•	actively managing, on an aggregate basis, the interest rate indices, interest rate adjustment periods, and gross reset margins of our MBS and the interest rate indices and adjustment periods of our borrowings.
Note on Forward-Looking Statements
      Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the our current business plan, business and investment strategy and portfolio management. These forward-looking statements are identified by their use of such terms and phrases as “intends,” “intend,” “intended,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “anticipates,” “anticipated,” “should,” “designed to,” “foreseeable future,” “believe” and “believes” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
      Important factors that we believe might cause actual results to differ from any results expressed or implied by these forward-looking statements are discussed in the cautionary statements contained in Exhibit 99.1 to this Form 10-Q, which are incorporated herein by reference. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
      See the discussion of quantitative and qualitative disclosures about market risk in the “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). Notwithstanding the foregoing, no matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our Company to disclose material information otherwise required to be set forth in our periodic reports. Also, we may have investments in certain unconsolidated entities. Because we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.
      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Controls
      There have been no significant changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1:	Legal Proceedings
      None

Item 1A:	Risk Factors
      There have been no material changes to the risk factors previously disclosed in the prospectus filed pursuant to Rule 424b(4) on July 31, 2006 with the Securities and Exchange Commission in connection with our initial public offering. Such risk factors, as revised, are attached hereto as Exhibit 99.1 and are incorporated herein by reference.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Securities
      During the three month period ended June 30, 2006, we issued 4,000 shares of restricted stock to an employee of Hyperion Brookfield Asset Management, Inc. who provides services to us. The issuance of these securities was exempt from registration under the Securities Act of 1933 in reliance on Rule 701 of the Securities Act of 1933 pursuant to a compensatory benefit plan approved by our board of directors. There were no underwriters employed in connection with this issuance.
Use of Proceeds from Sale of Registered Securities
      On July 27, 2006, the Securities and Exchange Commission declared effective our Registration Statement on Form S-11 (File No. 333-130256) relating to our initial public offering. The offering date was July 27, 2006. The initial public offering was underwritten by Deutsche Bank Securities Inc. and Wachovia Securities acting as joint book-running managers, and Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, UBS Securities LLC, A.G. Edwards & Sons, Inc. and RBC Capital Markets Corporation, acting as co-managers. We registered 7,500,000 shares of our common stock, par value $0.001 per share. On August 2, 2006, we sold 7,500,000 shares of common stock in our initial public offering at a price to the public of $23.00 per share for an aggregate offering price of $172.5 million. In connection with the offering, we paid approximately $10.1 million in underwriting discounts and commissions and incurred an estimated $3.5 million of other offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours. After deducting the underwriting discounts and commissions and these other offering expenses, we estimate that the net proceeds from the offering equaled approximately $158.9 million. We have invested the net proceeds of the offering in accordance with our investment objectives and strategies as described in the prospectus comprising a part of the Registration Statement referenced above. There has been no material change in our planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

Item 3:	Defaults Upon Senior Securities
      None

Item 4:	Submission of Matters to a Vote of Security Holders
      None

Item 5:	Other Information
      None

Item 6:	Exhibits

3.1	Charter of Crystal River Capital, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-130256) filed on March 1, 2006 and incorporated herein by reference)
3.2	Amended and Restated Bylaws of Crystal River Capital, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-130256) filed on March 1, 2006 and incorporated herein by reference)
11.1	Statements regarding Computation of Earnings per Share (Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 11 to the consolidated financial statements contained in this report)
31.1•	Certification of Clifford E. Lai, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2•	Certification of Barry L. Sunshine, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1•	Certification of Clifford E. Lai, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2•	Certification of Barry L. Sunshine, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1•	Risk Factors

•	Filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRYSTAL RIVER CAPITAL, INC.

/s/ Clifford E. Lai

Clifford E. Lai
President and Chief Executive Officer
September 11, 2006
Date

/s/ Barry L. Sunshine

Barry L. Sunshine
Chief Financial Officer
September 11, 2006
Date

S-1