Form 10-Q
period 2006-09-30
Crystal River Capital, Inc.
filed 2006-11-14
CIK 1344705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Registrant’s telephone number, including area code: (212) 549-8400
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 13, 2006 was 25,021,500.

CRYSTAL RIVER CAPITAL, INC.
INDEX

Part I.	Financial Information
	Item 1.	Financial Statements	2
		Consolidated Balance Sheets — September 30, 2006 (unaudited) and December 31, 2005 (audited)	2
		Consolidated Statements of Income — Three and Nine Months Ended September 30, 2006, Three Months Ended September 30, 2005 and March 15, 2005 (commencement of operations) to September 30, 2005 (unaudited)	3
		Consolidated Statement of Changes in Stockholders’ Equity — Nine Months Ended September 30, 2006 (unaudited)	4
		Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2006 and March 15, 2005 (commencement of operations) to September 30, 2005 (unaudited)	5
		Notes to Consolidated Financial Statements (unaudited)	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	53
	Item 4.	Controls and Procedures	53

Part II.	Other Information
	Item 1.	Legal Proceedings	II-1
	Item 1A.	Risk Factors	II-1
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	II-1
	Item 3.	Defaults Upon Senior Securities	II-1
	Item 4.	Submission of Matters to a Vote of Security Holders	II-1
	Item 5.	Other Information	II-1
	Item 6.	Exhibits	II-1
		Signatures	S-1

PART I.
FINANCIAL INFORMATION
Item 1.     Financial Statements
Crystal River Capital, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2006	2005

	(Unaudited)	(audited)
ASSETS:
Available for sale securities, at fair value:
Commercial MBS	$406,601	$206,319
Residential MBS — Non-Agency MBS	542,832	512,685
— Agency ARMS	2,445,690	1,663,462
ABS	48,564	54,530
Preferred stock	4,610	2,232
Real estate loans	135,665	146,497
Other investments	19,285	—
Cash and cash equivalents	46,555	21,463
Restricted cash	78,026	18,499
Receivables:
Principal paydown	10,520	11,773
Interest	16,121	12,091
Interest purchased	997	612
Prepaid expenses and other assets	457	961
Deferred financing costs, net	5,443	6,662
Derivative assets	14,352	11,983

Total Assets	$3,775,718	$2,669,769

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Accounts payable, accrued expenses and cash collateral payable	$9,481	$4,173
Due to Manager	1,879	486
Dividends payable	15,012	—
Repurchase agreements	2,905,496	1,977,858
Repurchase agreements, related party	57,234	16,429
Collateralized debt obligations (“CDOs”)	210,177	227,500
Note payable, related party	—	35,000
Delayed funding of real estate loan	—	4,339
Interest payable	21,597	12,895
Derivative liabilities	5,278	9,660

Total liabilities	3,226,154	2,288,340

Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, par value $0.001 per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001 per share, 500,000,000 shares authorized, 25,019,500 and 17,487,500 shares issued and outstanding	25	17
Additional paid-in capital	566,189	406,311
Accumulated other comprehensive income (loss)	4,240	(11,742)
Declared dividends in excess of earnings	(20,890)	(13,157)

Total Stockholders’ Equity	549,564	381,429

Total Liabilities and Stockholders’ Equity	$3,775,718	$2,669,769

See accompanying notes to unaudited consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended			March 15, 2005
	September 30,			(commencement of
			Nine Months Ended	operations) to
	2006	2005	September 30, 2006	September 30, 2005

Revenues:
Net interest and dividend income:
Interest income — available for sale securities	$50,510	$27,235	$129,428	$42,355
Interest income — real estate loans	2,582	1,331	7,671	1,617
Other interest and dividend income	2,535	313	5,007	715

Total interest and dividend income	55,627	28,879	142,106	44,687
Less interest expense	39,452	17,978	99,728	25,623

Net interest and dividend income	16,175	10,901	42,378	19,064

Expenses:
Management fees, related party	2,164	1,752	5,476	3,821
Professional fees	835	604	2,349	1,327
Insurance expense	115	81	306	171
Directors’ fees	82	43	318	78
Start up costs	—	—	—	292
Miscellaneous expenses	88	26	338	156

Total expenses	3,284	2,506	8,787	5,845

Income before other revenues (expenses)	12,891	8,395	33,591	13,219

Other revenues (expenses):
Realized net gain (loss) on sale of securities available for sale	898	4	(769)	4
Realized and unrealized gain (loss) on derivatives	(1,303)	3,907	6,147	(463)
Loss on impairment of available for sale securities	(865)	—	(7,790)	—
Foreign currency exchange gain (loss)	(315)	—	1,560	—
Other	(51)	(17)	(32)	(34)

Total other revenues (expenses)	(1,636)	3,894	(884)	(493)

Net income	$11,255	$12,289	$32,707	$12,726

Per share information:
Net income per share of common stock:
Basic	$0.50	$0.70	$1.71	$0.73

Diluted	$0.50	$0.70	$1.71	$0.73

Weighted average number of shares outstanding:
Basic	22,422,507	17,487,500	19,166,846	17,487,500

Diluted	22,422,507	17,487,500	19,166,846	17,487,500

Dividends declared per common share	$0.60	$0.58	$2.05	$0.83

See accompanying notes to unaudited consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2006
(in thousands, except share data)
(Unaudited)

	Common Stock			Accumulated	Declared
			Additional	Other	Dividends
		Par	Paid-In	Comprehensive	In Excess of		Comprehensive
	Shares	Value	Capital	Income (Loss)	Earnings	Total	Income

Balance at December 31, 2005	17,487,500	$17	$406,311	$(11,742)	$(13,157)	$381,429
Net income					32,707	32,707	$32,707
Net unrealized holdings gain on securities available for sale				16,420		16,420	16,420
Net unrealized loss on cash flow hedges				(338)		(338)	(338)
Amortization of realized cash flow hedge gain				(100)		(100)	(100)

Comprehensive income							$48,689

Dividends declared on common stock					(40,440)	(40,440)
Proceeds of issuance of common stock, net of offering costs	7,500,000	7	158,941			158,948
Issuance of stock based compensation:
Manager and manager’s employees, net of forfeitures	30,000	1	(1)			—
Board of directors	2,000
Amortization of stock based compensation			938			938

Balance at September 30, 2006	25,019,500	$25	$566,189	$4,240	$(20,890)	$549,564

See accompanying notes to unaudited consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

		March 15, 2005
		(commencement of
	Nine Months Ended	operations) to
	September 30, 2006	September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,707	$12,726
Adjustments to reconcile net income to net cash provided by operating activities:
Dividend declared and expensed to directors and manager	—	72
Amortization of stock based compensation	926	465
Amortization of underwriting costs on available for sale securities and real estate loans	88	—
Amortization of realized cash flow hedge gain	(100)	—
Accretion of net discount on available for sale securities and loans	(7,773)	(2,163)
Realized net loss (gain) on sale of available for sale securities	769	(4)
Loss on impairment of available for sale securities	7,790	—
Accretion of interest on real estate loan	(846)	—
Unrealized loss (gain) on derivatives	(6,140)	383
Amortization of deferred financing costs	1,501	63
Gain on foreign currency exchange	(1,476)	—
Changes in operating assets and liabilities:
Interest receivable	(4,030)	(12,054)
Swap interest receivable	(88)	—
Prepaid expenses and other assets	(115)	(253)
Accounts payable and accrued liabilities	(1,828)	2,949
Due to Manager	1,393	1,001
Interest payable	8,702	10,041
Interest payable, derivative	(861)	3,915

Net cash provided by operating activities	30,619	17,141

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(1,793,615)	(2,436,735)
Purchase of other investments	(19,509)	—
Interest purchased	(385)	(336)
Underwriting costs on available for sale securities	(448)	—
Principal paydown on available for sale securities	389,583	168,104
Principal payments on real estate loans	155	—
Proceeds from the sale of available for sale securities	412,241	374
Proceeds from the sale of real estate loans	—	13,000
Proceeds from the repayment of real estate loans	15,845	—
Funding of real estate loans	(6,991)	(115,488)

Net cash used in investing activities	(1,003,124)	(2,371,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	159,567	405,295
Net change in cash collateral payable	7,131	—
Principal repayments on collateralized debt obligations	(17,323)	—
Net deposits into restricted cash	(59,527)	(610)
Payment of deferred financing costs	(282)	(1,400)
Proceeds from (repayment of) note payable, related party	(35,000)	35,000
Dividends paid	(25,412)	(4,350)
Net proceeds from repurchase agreements	927,638	1,958,786
Net proceeds from repurchase agreement, related party	40,805	—

Net cash provided by financing activities	997,597	2,392,721

Net increase in cash and cash equivalents	25,092	38,781
Cash and cash equivalents at beginning of period	21,463	—

Cash and cash equivalents at end of period	$46,555	$38,781
Supplemental disclosure of noncash investing and financing activities:
Dividends declared, not yet paid	$15,021	$10,055
Principal paydown receivable	10,520	14,538
Purchase of available for sale securities not yet settled	—	15,117
See accompanying notes to unaudited consolidated financial statements

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006
(in thousands, except share and per share data)
(Unaudited)

1.	ORGANIZATION
      References herein to “we,” “us” or “our” refer to Crystal River Capital, Inc. and its subsidiaries unless the context specifically requires otherwise.
      We are a Maryland corporation that was formed in January 2005 for the purpose of acquiring and originating a diversified portfolio of commercial and residential real estate structured finance investments. We commenced operations on March 15, 2005 when we completed an offering of 17,400,000 shares of common stock (the “Private Offering”) and we completed our initial public offering of 7,500,000 shares of common stock (the “Public Offering”) on August 2, 2006, as more fully explained in Note 8. We are externally managed and are advised by Hyperion Brookfield Crystal River Capital Advisors, LLC (the “Manager”) as more fully explained in Note 10.
      We have elected to be taxed as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code for the 2005 tax year. To maintain our tax status as a REIT, we plan to distribute at least 90% of our taxable income. In view of our election to be taxed as a REIT, we have tailored our balance sheet investment program to originate or acquire loans and investments to produce a portfolio that meets the asset and income tests necessary to maintain qualification as a REIT.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Basis of Quarterly Presentation—The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (which includes only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. These consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto for the period ended December 31, 2005 included in the Company’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”).
      Principles of Consolidation—Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, Crystal River CDO 2005-1, Ltd., Crystal River CDO 2005-1 LLC, CRC SPV1, LLC, CRC SPV2, LLC and Crystal River Capital TRS Holdings, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.
      Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may ultimately differ from those estimates.
      Cash and Cash Equivalents—We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. Cash and cash equivalents may include cash and short term investments. Short term investments are stated at cost, which approximates their fair value, and may consist of investments in money market accounts.

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006
(In thousands, except share and per share data)
(unaudited) — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
      Securities—We invest in U.S. Agency residential mortgage-backed securities (“Agency ARMS”), Non-Agency residential mortgage-backed securities (“Non-Agency RMBS”), commercial mortgage-backed securities (“CMBS”) and other real estate debt and equity instruments. We account for our available for sale securities (Agency ARMS, CMBS, RMBS, asset-backed securities (“ABS”) and other real estate and equity instruments) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). We classify our securities as available for sale because we may dispose of them prior to maturity in response to changes in the market, liquidity needs or other events, even though we do not hold the securities for the purpose of selling them in the near future.
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
      Unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.
      Periodically, all available for sale securities are evaluated for other than temporary impairment in accordance with SFAS 115 and Emerging Issues Task Force (“EITF”) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financials Assets(“EITF 99-20”). An impairment that is an “other than temporary impairment” is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the remaining life of the investment. Other than temporary impairments result in reducing the carrying value of the security to its fair value through the statement of income, which also creates a new carrying value for the investment. We compute a revised yield based on the future estimated cash flows as described in the section titled “Revenue Recognition” below. Significant judgments, including making assumptions regarding the estimated prepayments, loss assumptions and the changes in interest rates, are required in determining impairment.
      Real Estate Loans—Real estate loans are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans and unfunded commitments, unless the loan is deemed to be impaired. We account for our real estate loans in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS 91”).

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006
(In thousands, except share and per share data)
(unaudited) — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
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
      Accounting For Derivative Financial Instruments and Hedging Activities—We account for our derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). SFAS 133 requires us to recognize all derivative instruments at their fair value as either assets or liabilities on our balance sheet. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether we have designated it, and whether it qualifies, as part of a hedging relationship and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. We have no fair value hedges or hedges of a net investment in foreign operations as of September 30, 2006.
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
      Dividends to Stockholders—We record dividends to stockholders on the declaration date. The actual dividend and its timing are at the discretion of our board of directors. We intend to pay sufficient dividends to avoid incurring any income or excise tax. During the nine months ended September 30, 2006, we declared dividends in the amount of $40,440 of which $15,019 was distributed on October 27, 2006 to our stockholders of record as of October 4, 2006.

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006
(In thousands, except share and per share data)
(unaudited) — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
      Offering Costs—Offering costs that were incurred in connection with the Private Offering and the Public Offering are reflected as a reduction of additional paid-in-capital. Certain offering costs that were incurred in connection with the Public Offering were initially capitalized to prepaid expenses and other assets and were recorded as a reduction of additional paid-in-capital when we completed the Public Offering in August 2006.
      Revenue Recognition—Interest income for our available for sale securities and real estate loans is recognized over the life of the investment using the effective interest method and recorded on the accrual basis. Interest income on mortgage-backed securities (“MBS”) is recognized using the effective interest method as required by EITF 99-20. Real estate loans are generally originated or purchased at or near par value, and interest income is recognized based on the contractual terms of the loan instruments. Any loan fees or acquisition costs on originated loans or securities are capitalized and recognized as a component of interest income over the life of the investment utilizing the straight-line method, which approximates the effective interest method.
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
      We record security transactions on the trade date. Realized gains and losses from security transactions are determined based upon the specific identification method and recorded as gain (loss) on sale of available for sale securities in the statements of income.
      We account for accretion of discounts or premiums on available for sale securities and real estate loans using the effective interest yield method. Such amounts have been included as a component of interest income in the statements of income.
      We may sell all or a portion of our real estate investments to a third party. To the extent the fair value received for an investment differs from the amortized cost of that investment and control of the asset that is sold is surrendered making it a “true sale”, as defined under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS 140”), a gain or loss on the sale will be recorded in the statements of income as realized net gain (loss) on sale of real estate loans. To the extent a real estate investment is sold that has any fees which were capitalized at the time the investment was made and were being recognized over the term of the investment, the unamortized fees are recognized at the time of sale and included in any gain or loss on sale of real estate loans.
      Dividend income on preferred stock is recorded on the dividend declaration date.

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006
(In thousands, except share and per share data)
(unaudited) — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
      Income Taxes— We have elected and qualified to be taxed as a REIT for our 2005 tax year and we intend to continue to qualify to be taxed as a REIT and to comply with the corresponding federal income tax provisions. Accordingly, we generally will not be subject to federal or state income tax to the extent that we make qualifying distributions to our stockholders and provided we satisfy the REIT requirements, including certain asset, income, distribution and stock ownership tests. If we were to fail to meet these requirements, we would be subject to federal, state and local income taxes, which could have a material adverse impact on our results of operations and amounts available for distribution to our stockholders.
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
      We have a wholly-owned taxable REIT subsidiary (“TRS”) that has made a joint election with us to be treated as our TRS. Our TRS is a separate entity subject to federal income tax under the Internal Revenue Code. For the three months and nine months ended September 30, 2006, we recorded income tax expense of $44 and $72, respectively, which is included in other expenses.
      Earnings per Share— We compute basic and diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). Basic earnings per share (“EPS”) is computed based on the income available to common stockholders divided by the weighted average number of shares of common stock and other participating securities outstanding during the period. Diluted EPS is based on the income available to common stockholders divided by the weighted average number of shares of common stock plus any additional shares of common stock attributable to stock options, provided that the options have a dilutive effect. At September 30, 2006 and September 30, 2005, options to purchase a total of 130,000 shares of common stock and 126,000 shares of common stock, respectively, have been excluded from the computation of diluted EPS as there would be no dilutive effect.
      Variable Interest Entities— In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities— An Interpretation of ARB No. 51 (“FIN 46”). FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights and on determining when and which business enterprise should consolidate a variable interest entity (“VIE”) when such enterprise would be determined to be the primary beneficiary. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. In December 2003, the FASB issued a revision of FIN 46, Interpretation No. 46R (“FIN 46R”), to clarify the provisions of FIN 46. FIN 46R states that a VIE is subject to consolidation if the investors in the entity being evaluated under FIN 46R either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006
(In thousands, except share and per share data)
(unaudited) — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
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
      Our maximum exposure to loss as a result of our investment in these QSPEs totaled $315,815 as of September 30, 2006.
      The financing structures that we offer to the borrowers on certain of our real estate loans involve the creation of entities that could be deemed VIEs and therefore, could be subject to FIN 46R. Our management has evaluated these entities and has concluded that none of them are VIEs that are subject to the consolidation rules of FIN 46R.
      Stock Based Compensation— We account for stock-based compensation in accordance with the provisions of SFAS No. 123R, Accounting for Stock-Based Compensation (“SFAS 123R”), which establishes accounting and disclosure requirements using fair value based methods of

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006
(In thousands, except share and per share data)
(unaudited) — (Continued)
2.                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
accounting for stock-based compensation plans. Compensation expense related to grants of stock and stock options are recognized over the vesting period of such grants based on the estimated fair value on the grant date.
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
      Concentration of Credit Risk and Other Risks and Uncertainties— Our investments are primarily concentrated in MBS that pass through collections of principal and interest from the underlying mortgages and there is a risk that some borrowers on the underlying mortgages will default. Therefore, MBS may bear some exposure to credit losses. Our maximum exposure to loss due to credit risk if all parties to the investments failed completely to perform according to the terms of the contracts as of September 30, 2006 is $3,448,297. Our real estate loans may bear some exposure to credit losses. Our maximum exposure to loss due to credit risk if parties to the real estate loans, related and unrelated, failed completely to perform according to the terms of the loans as of September 30, 2006 is $135,665.
      We bear certain other risks typical in investing in a portfolio of MBS. Principal risks potentially affecting our financial position, income and cash flows include the risk that: (i) interest rate changes can negatively affect the market values of our MBS, (ii) interest rate changes can influence decisions made by borrowers in the mortgages underlying the securities to prepay those mortgages, which can negatively affect both the cash flows from, and the market value of, our MBS and (iii) adverse changes in the market value of our MBS and/or our inability to renew short term borrowings would result in the need to sell securities at inopportune times and cause us to realize losses.
      Other financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and real estate loans. We place our cash and cash equivalents in excess of insured amounts with high quality financial institutions. The collateral securing our real estate loans are located in the United States and Canada.
      Comprehensive Income— Comprehensive income consists of net income and other comprehensive income. Our other comprehensive income is comprised primarily of unrealized gains and losses on securities available for sale and net unrealized and deferred gains and losses on certain derivative investments accounted for as cash flow hedges. Comprehensive income for the three and nine months ended September 30, 2006, the three months ended September 30, 2005 and the period March 15, 2005 (commencement of operations) to September 30, 2005 was $31,764, $48,689, $4,405 and $3,398, respectively.
      Foreign Currency Transactions— We conform to the requirements of SFAS No. 52, Foreign Currency Translation (“SFAS 52”). SFAS 52 requires us to record realized and unrealized gains

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006
(In thousands, except share and per share data)
(unaudited) — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
and losses from transactions denominated in a currency other than our functional currency (US dollar) in determining net income.
      Recently Adopted Accounting Pronouncements— In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-Monetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets provided by APB Opinion No. 29, Accounting for Non-monetary Transactions (“APB 29”), and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005 and we adopted SFAS 153 in the first quarter of 2006. The adoption of SFAS 153 did not materially affect our consolidated financial statements.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections— A Replacement of APB Opinion No. 20 and FASB Statement No. 3(“SFAS 154”). SFAS 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impractical to determine either the period-specific effects or the cumulative effect of the accounting change. SFAS 154 also requires that a change in the depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS 154 in the first quarter of 2006. The adoption of SFAS 154 did not materially affect our consolidated financial statements.
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
      In April 2006, the FASB issued FSP FIN 46(R)-6, Determining the Variability to be Considered When Applying FASB Interpretation No. 46(R) (“FIN 46(R)-6”). FIN 46(R)-6 addresses the approach to determine the variability to consider when applying FIN 46(R). The variability that is considered in applying FIN 46R may affect (i) the determination as to whether an entity is a VIE, (ii) the determination of which interests are variable in the entity, (iii) if necessary, the calculation of expected losses and residual returns on the entity and (iv) the determination of which party is the primary beneficiary of the VIE. Thus, determining the variability to be considered is necessary to apply the provisions of FIN 46R. FIN 46(R)-6 is required to be prospectively applied to entities in which we first become involved after July 1, 2006 and would be applied to all existing entities with which we are involved if and when a “reconsideration event” (as described in FIN 46) occurs. We adopted FIN 46(R)-6 during the quarter ended September 30, 2006. The adoption of FIN 46(R)-6 did not have a material effect on our consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006
(In thousands, except share and per share data)
(unaudited) — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
      Recently Issued Accounting Pronouncements Not Yet Adopted— In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 is an amendment of SFAS 133 and SFAS 140 that allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Finally, SFAS 155 amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for fiscal periods beginning after September 15, 2006 and we will adopt SFAS 155 in the first quarter of 2007. We are currently assessing the impact of SFAS 155 on our financial statements.
      In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets— an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires: 1) an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain conditions, 2) all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and 3) permits an entity to choose either the amortization method or the fair value measurement method for subsequent measurement of each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal periods beginning after September 15, 2006 and we will adopt SFAS 156 in the first quarter 2007. We currently do not anticipate that the effects of SFAS 156 will materially affect our consolidated financial statements upon adoption.
      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value in GAAP and requires expanded financial statement disclosures about fair value measurements for assets and liabilities. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. SFAS 157 is effective for fiscal periods beginning after November 15, 2007. SFAS 157 will be effective for us beginning January 1, 2008 and we are currently evaluating the effects of SFAS 157 on our consolidated financial statements.
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

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006
(In thousands, except share and per share data)
(unaudited) — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
may not qualify as a sale from the seller’s perspective under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In such cases, the sellers may be required to continue to consolidate the assets sold to us, based on their continuing involvement with such investments. Depending on the ultimate outcome of the FASB’s deliberations, we may be precluded from presenting the assets gross on our balance sheet and instead should be treating our net investment in such assets as a derivative. If it is determined that these transactions should be treated as an investment in derivatives, the derivative instruments entered into by us to hedge our interest rate exposure with respect to the borrowings under the associated repurchase agreements may no longer qualify for hedge accounting, and would then, as with the underlying asset transaction, also be marked to market through the income statement. This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported on our consolidated financial statements. Our cash flows, liquidity and ability to pay a dividend would be unchanged, and we do not believe our REIT taxable income or REIT tax status would be affected. Our net equity would not be materially affected. As of September 30, 2006, we have identified available for sale securities with a fair value of approximately $18,673 that had been purchased from and financed with reverse repurchase agreements totaling $15,019 with the same counterparties since their purchase. If we were to change the current accounting treatment for these transactions as of September 30, 2006, our total assets and total liabilities would be reduced by approximately $15,019.
      In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal periods beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We currently are evaluating the effect, if any, that FIN 48 will have on our consolidated financial statements.
      Presentation—Certain reclassifications have been made in the presentation of the prior periods consolidated financial statements to conform to the September 2006 presentation.

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006
(In thousands, except share and per share data)
(unaudited) — (Continued)

3.	AVAILABLE FOR SALE SECURITIES
      Our available for sale securities are carried at their estimated fair values. The amortized cost and estimated fair values of our available for sale securities as of September 30, 2006 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Description	Cost	Gains	Losses	Fair Value

CMBS	$404,100	$5,939	$(3,438)	$406,601
Residential MBS-Non-Agency ARMs	540,182	8,710	(6,060)	542,832
Residential MBS-Agency ARMs	2,459,455	3,672	(17,437)	2,445,690
ABS	46,735	2,222	(393)	48,564
Preferred stock	4,852	—	(242)	4,610

Total	$3,455,324	$20,543	$(27,570)	$3,448,297

      As of September 30, 2006, we pledged an aggregate of $2,991,458 and $258,425 in estimated fair value of our available for sale securities to secure our repurchase agreements and collateralized debt obligations, respectively.
      As of September 30, 2006, the aggregate estimated fair values by underlying credit rating of our available for sale securities were as follows:

	Estimated Fair
Security Rating	Value	Percentage

AAA	$2,657,463	77.07%
AA	—	—
A	60,316	1.75
BBB	309,618	8.98
BB	219,502	6.37
B	130,118	3.77
Not rated	71,280	2.06

Total	$3,448,297	100.00%

      As of September 30, 2006, the face amount and net unearned discount on our investments was as follows:

Description:

Face amount	$3,705,402
Net unearned discount	(250,078)

Amortized cost	$3,455,324

      For the three months and nine months ended September 30, 2006, the three months ended September 30, 2005 and the period March 15, 2005 (commencement of operations) through September 30, 2005, net discount on available for sale securities accreted into interest income totaled $3,689, $7,782, $1,222 and $2,163, respectively.

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006
(In thousands, except share and per share data)
(unaudited) — (Continued)

3.	AVAILABLE FOR SALE SECURITIES — (Continued)
      Unrealized Losses—The following table sets forth the amortized cost, fair value and unrealized loss for securities we owned as of September 30, 2006:

	Number
	of	Amortized		Unrealized
Security Rating	Securities	Cost	Fair Value	Loss

AAA	89	$1,787,068	$1,766,831	$20,237
AA	—	—	—	—
A	2	6,897	6,858	39
BBB	21	97,560	95,714	1,846
BB	32	121,573	118,076	3,497
B	34	54,053	52,362	1,691
Not rated	15	19,130	18,870	260

Total	193	$2,086,281	$2,058,711	$27,570

      As of September 30, 2006, we held 52 securities, with unrealized losses totaling $3,727, that we acquired within 12 months of September 30, 2006. The remaining 141 securities, with unrealized losses totaling $23,843, were acquired more than 12 months prior to September 30, 2006. The unrealized losses on all securities were the result of changes in market interest rates subsequent to their purchase. The unrealized losses on non-rated bonds were also due to market conditions and price volatility. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other than temporarily impaired at September 30, 2006.
      Other Than Temporary Impairments — For the three and nine months ended September 30, 2006, we recorded a loss on impairment of available for sale securities in the amount of $865 and $7,790, respectively, for securities that we determined to be other than temporarily impaired. Included in these amounts were impairments relating to nine Agency ARMS and two CMBS securities that we determined that we did not intend to hold to recovery or maturity. Accordingly, under SFAS 115, we recorded an impairment charge on those securities in the amount of $0 and $6,004, respectively, during the three and nine months ended September 30, 2006. As of September 30, 2006, all such securities had been sold. In addition, we recorded an impairment charge on two CMBS securities and eleven RMBS securities under EITF 99-20 in the amount of $865 and $1,786, respectively, for the three and nine months ended September 30, 2006. As of September 30, 2006, we still owned those thirteen securities.
      Sale of Available for Sale Securities—During the nine months ended September 30, 2006, we sold 10 securities for proceeds of $113,476 and realized a gain of $1,240, we sold two securities at carrying value for proceeds of $5,491 and we sold nine securities for proceeds of $293,274 and realized a loss of $2,009. During the period March 15, 2005 (commencement of operations) through September 30, 2005, we sold one security for proceeds of $374 and realized a gain of $4.

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006
(In thousands, except share and per share data)
(unaudited) — (Continued)

4.	REAL ESTATE LOANS
      During the nine months ended September 30, 2006, we received payments in respect of real estate loan redemptions and principal repayments totaling $16,000, including the redemption in full in February 2006 of one of our B Notes that had a carrying value of $15,910 at December 31, 2005. In addition, during the nine months ended September 30, 2006, we provided additional advances under construction loans of $2,652 and made a delayed funding on a real estate loan of $4,339.
      As of September 30, 2006, our real estate loan portfolio had a total face value of $135,648 and a total carrying value of $135,665. The carrying value of our real estate loans at September 30, 2006 includes unamortized underwriting fees of $17. As of September 30, 2006, we pledged an aggregate of $62,016 and $33,000 in face value of our real estate loans to secure our repurchase agreements and collateralized debt obligations, respectively. At such date, our real estate loans included non-US dollar denominated assets with a carrying value of $44,723.

5.	DEBT AND OTHER FINANCING ARRANGEMENTS
      The following is a summary of our debt as of September 30, 2006:

Type of Debt:

Repurchase agreements	$2,905,496
Repurchase agreements, related party	57,234
Revolving credit facility	—
Collateralized debt obligations	210,177

Total Debt	$3,172,907

      Repurchase Agreements—As of September 30, 2006, we had entered into master repurchase agreements with various counterparties to finance our asset purchases on a short term basis. Under these agreements, we sell our assets to the counterparties and agree to repurchase those assets on a date certain at a repurchase price generally equal to the original sales price plus accrued but unpaid interest. The counterparties will purchase each asset financed under the facility at a percentage of the asset’s value on the date of origination, which is the purchase rate, and we will pay interest to the counterparty at short term interest rates (usually based on one-month LIBOR) plus a pricing spread. We have agreed to a schedule of purchase rates and pricing spreads with these counterparties that generally are based upon the class and credit rating of the asset being financed. The facilities are recourse to us. For financial reporting purposes, we characterize all of the borrowings under these facilities as balance sheet financing transactions.
      Under the repurchase agreements, we are required to maintain adequate collateral with these counterparties. If the market value of the collateral we have pledged declines, then the counterparty may require us to provide additional collateral to secure our obligations under the repurchase agreement. As of September 30, 2006, we were required to provide additional collateral in the amount of $68,072, which is classified as restricted cash on the balance sheet.

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006
(In thousands, except share and per share data)
(unaudited) — (Continued)

5.	DEBT AND OTHER FINANCING ARRANGEMENTS — (Continued)
      As of September 30, 2006, we had repurchase agreements outstanding in the amount of $2,962,730 with a weighted-average borrowing rate of 5.44%. As of September 30, 2006, the repurchase agreements had remaining weighted-average maturities of 48 days and are summarized below:

			Weighted-
	Outstanding	Fair Value of	Average	Maturity
Repurchase Counterparty	Balance	Collateral	Borrowing Rate	Range (days)

Related Party
Trilon International, Inc.	$57,234	$61,434	5.62%	27

Unrelated Parties
Banc of America Securities LLC	253,290	262,204	5.40	6 - 80
Bear, Stearns & Co. Inc.	285,163	303,440	5.36	6 - 68
Citigroup Global Markets Inc.	318,077	329,061	5.40	40 - 80
Credit Suisse First Boston LLC	324,421	346,683	5.51	6 - 75
Deutsche Bank Securities Inc.	421,881	436,031	5.43	17 - 55
Greenwich Capital Markets, Inc.	258,133	269,525	5.41	12 - 75
Lehman Brothers Inc.	293,005	314,709	5.51	6 - 68
Merrill Lynch, Pierce, Fenner & Smith Incorporated	227,513	236,680	5.41	24 - 80
Morgan Stanley & Co., Incorporated	224,239	235,856	5.47	12 - 40
Wachovia Bank, National Association	62,366	76,162	5.89	321
Wachovia Capital Markets, LLC	28,200	31,957	5.64	75
WaMu Capital Corp.	209,208	217,223	5.39	6 - 68

	2,905,496	3,059,531

Total	$2,962,730	$3,120,965	5.44%	6 - 321

      As of September 30, 2006, the maturity ranges of our outstanding repurchase agreements segregated by our available for sale securities and real estate loans are as follows:

	Up to 30 days	31 to 90 days	Over 90 days	Total

Agency RMBS	$804,131	$1,615,709	$—	$2,419,840
Non-agency RMBS	126,103	121,780	38,112	285,995
CMBS	122,192	9,902	24,254	156,348
ABS	15,113	28,200	—	43,313
Real estate loans	57,234	—	—	57,234

Total	$1,124,773	$1,775,591	$62,366	$2,962,730

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006
(In thousands, except share and per share data)
(unaudited) — (Continued)

5.	DEBT AND OTHER FINANCING ARRANGEMENTS — (Continued)
      In August 2005, we entered into a $200,000 Master Repurchase Agreement (the “Master Repurchase Agreement”) with Wachovia Bank (the “Bank”). The Master Repurchase Agreement is for a two year term (expires August 2007) with a one year renewal option at the Bank’s discretion. Subject to the terms and conditions thereof, the Master Repurchase Agreement provides for the purchase, sale and repurchase of commercial and residential mortgage loans, commercial mezzanine loans, B Notes, participation interests in the foregoing, commercial mortgage-backed securities and other mutually agreed upon collateral and bears interest at varying rates over LIBOR based upon the type of asset included in the repurchase obligation. In November 2005, the Bank increased the borrowing capacity to $275,000. As of September 30, 2006, the unused amount under the Master Repurchase Agreement is $212,634.
      Collateralized Debt Obligations (“CDOs”)—In November 2005, we issued approximately $377,904 of CDOs through two newly-formed subsidiaries, Crystal River Capital CDO 2005-1 Ltd., or the Issuer, and Crystal River Capital CDO 2005-1 LLC, or the Co-Issuer. The CDO consists of $227,500 of investment grade notes and $67,750 of non-investment grade notes, which were co-issued by the Issuer and the Co-Issuer, and $82,654 of preference shares, which were issued by the Issuer. We retained all of the non-investment grade securities, the preference shares and the common shares in the Issuer. The issuer holds assets, consisting primarily of whole loans, CMBS and RMBS securities, which serve as collateral for the CDO. Investment grade notes in the aggregate principal amount of $217,500 were issued with floating coupons with a combined weighted average interest rate of three-month LIBOR plus 0.58%. In addition, $10,000 of investment grade notes were issued with a fixed coupon rate of 6.02%. The CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from the senior-most to junior-most as loans are repaid. We incurred approximately $5,906 of issuance costs, which is amortized over the average life of the CDO. The Issuer and Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. The CDO was collateralized by available for sale securities with fair values of $258,425 and real estate loans with carrying values of $33,000 as of September 30, 2006.
      Note Payable, Related Party—In August 2005, we borrowed $35,000 from an affiliate of our Manager for 90 days on an unsecured basis. In November 2005, we extended the loan an additional 90 days. The note bore interest at the fixed rate of 5.59% per annum and it matured on February 13, 2006. Interest expense on this note was $239 for the nine months ended September 30, 2006. The note was repaid at maturity.
      Revolving Credit Facility—In March 2006, we entered into an unsecured credit facility with Signature Bank that provides for borrowings of up to $31,000 in the aggregate. The credit facility expires in March 2009. The credit facility provides for monthly repayments of all amounts due. Borrowings under the credit facility bear interest at a rate equal to the bank’s prime interest rate or 1.75% over LIBOR. We had no amounts outstanding under this credit facility at September 30, 2006.

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006
(In thousands, except share and per share data)
(unaudited) — (Continued)

5.	DEBT AND OTHER FINANCING ARRANGEMENTS — (Continued)
      Certain of our repurchase agreements and our revolving credit facility contain financial covenants, including maintaining our REIT status and maintaining a specific net asset value or worth. We were in compliance with all our financial covenants as of September 30, 2006 and December 31, 2005.

6.	COMMITMENTS AND CONTINGENCIES
      We invest in real estate construction loans. We had outstanding commitments to fund real estate construction loans in the aggregate of $24,050 as of September 30, 2006. At September 30, 2006, we had made advances totaling $21,743 under these commitments.

7.	RISK MANAGEMENT TRANSACTIONS
      As of September 30, 2006, we had interest rate swap open positions and an interest rate cap open position with notional amounts of $1,748,095 (including an interest rate swap with a notional amount of $52,662 in our CDO) with a fair value of $12,452, which are reported as derivative assets on our balance sheet. Also, included in derivative assets at September 30, 2006 are credit default swaps with a fair value of $1,812 and a foreign currency swap receivable of $87. Included in derivative liabilities as of September 30, 2006 are Canadian dollar and British Pound foreign currency swaps with a fair value of $381 and accrued interest payable on open swap positions of $4,897. At September 30, 2006, we had not hedged repurchase agreements totaling $1,267,297.
      The change in unrealized gains of interest rate swaps designated as cash flow hedges are separately disclosed in the statement of changes in stockholders’ equity. For the nine months ended September 30, 2006, unrealized losses aggregating $338 on cash flow hedges were recorded in other comprehensive income. The realized gain on settled swaps in the amount of $100 is being amortized into income through interest expense for the nine months ended September 30, 2006. As of September 30, 2006, such cumulative amortized amounts totaled $117. The unamortized balance of $973 is deferred as a component of other comprehensive income. The unrealized gain (loss) on derivatives recorded in the statement of income for the three months ended September 30, 2006, the nine months ended September 30, 2006, the three months ended September 30, 2005 and the period March 15, 2005 (commencement of operations) to September 30, 2005 related to hedge ineffectiveness was $80, $331, $111 and $106, respectively. The amount recognized in the statement of income for the three months ended September 30, 2006, the nine months ended September 30, 2006, the three months ended September 30, 2005 and the period March 15, 2005 (commencement of operations) to September 30, 2005 related to economic hedges not designated for hedge accounting was an unrealized gain (loss) of $(2,370), $(21), $3,796 and $(489), respectively. Realized losses on the settlement of swaps for the period March 15, 2005 (commencement of operations) to September 30, 2005 was $80. The amount recognized in the statement of income for the three months and nine months ended September 30, 2006 related to foreign currency swaps was a realized and unrealized loss of $52 and $922, respectively. The amount recognized in the statement of income for the three months and nine months ended September 30, 2006 related to credit default swaps was realized and unrealized

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006
(In thousands, except share and per share data)
(unaudited) — (Continued)

7.	RISK MANAGEMENT TRANSACTIONS — (Continued)
gains of $452 and $5,442, respectively, and premiums earned on those credit default swaps for the same periods of $400 and $1,131, respectively.
      Interest income (expense) on derivative instruments of $3,850, $7,532, $(1,454) and $(2,891) is included as a component of interest expense in the statement of income for the three months ended September 30, 2006, the nine months ended September 30, 2006, the three months ended September 30, 2005 and the period March 15, 2005 (commencement of operations) to September 30, 2005, respectively.

8.	STOCKHOLDERS’ EQUITY AND LONG-TERM INCENTIVE PLAN
      In March 2005, we completed the Private Offering in which we sold 17,400,000 shares of common stock, $0.001 par value, at an offering price of $25 per share, including the purchase of 400,000 shares of common stock by the initial purchasers/placement agents pursuant to an over-allotment option. We received proceeds from these transactions in the amount of $405,613, net of underwriting commissions, placement agent fees and other offering costs totaling $29,387. In August 2006, we completed the Public Offering in which we sold 7,500,000 shares of common stock at an offering price of $23 per share. The net proceeds received from the Public Offering was $158,948, net of underwriting and other offering costs of $13,552. Each share of common stock entitles its holder to one vote per share. Officers, directors and entities affiliated with our Manager owned 1,979,667 shares of our common stock as of September 30, 2006.
      In March 2005, we adopted a Long-Term Incentive Plan (the “Plan”) which provides for awards under the Plan in the form of stock options, stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, deferred stock units and other performance awards. Our Manager and our officers, employees, directors, advisors and consultants who provide services to us are eligible to receive awards under the Plan. The Plan has a term of ten years and, based on awards since adoption, limits awards through September 30, 2006 to a maximum of 1,748,750 shares of common stock. For subsequent periods, the maximum number of shares of common stock that may be subject to awards granted under the Plan can increase by ten percent of the difference between the number of shares of common stock outstanding at the end of the current calendar year and the prior calendar year. In no event will the total number of shares that can be issued under the Plan exceed 10,000,000.
      In connection with the Plan, a total of 84,000 shares of restricted common stock and 126,000 stock options (exercise price of $25 per share) were granted to our Manager in March 2005. The Manager subsequently transferred these shares and options to certain of its officers and employees, certain of our directors and other individuals associated with our Manager who provide services to us. The restrictions on the restricted common stock lapse and full rights of ownership vest for one-third of the restricted shares and options on each of the first three anniversary dates of issuance. Vesting is predicated on the continuing involvement of our Manager in providing services to us. In addition, 3,500 shares of unrestricted stock were granted to the independent members of our board of directors in March 2005 in lieu of cash remunerations. The independent members of our board of directors fully vested in the shares on the date of grant.

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006
(In thousands, except share and per share data)
(unaudited) — (Continued)

8.	STOCKHOLDERS’ EQUITY AND LONG-TERM INCENTIVE PLAN — (Continued)
      For the nine months ending September 30, 2006, we issued a total of 36,000 shares of restricted common stock. Of this amount, 30,000 shares were issued to one of our senior executives. The restrictions on the restricted common stock lapse and full rights of ownership vest for one-third of the restricted shares on each of the first three anniversary dates of issuance. The remaining 6,000 shares of restricted common stock were granted to an independent member of our board of directors and one of our Manager’s employees. The director vested one-third immediately and will vest in the remaining shares ratably on the second and third anniversary dates of issuance and the Manager’s employee will vest ratably on the first, second and third anniversary dates of issuance. In addition, for the nine months ending September 30, 2006, we have issued 12,199 deferred stock units to certain other independent members of our board of directors. Of this amount, 6,199 deferred stock units were issued in lieu of cash remunerations. These independent members of our board of directors fully vested in these units at the date of grant. The remaining 6,000 deferred stock units became one-third vested to the members of our board of directors immediately and will vest in the remaining units ratably on the second and third anniversary dates of issuance. In August 2006, one of our Manager’s employees who owned 4,000 shares of restricted common stock resigned prior to the vesting of any of such shares. In accordance with the agreement pursuant to which those shares were issued, upon his resignation, those shares of restricted common stock were forfeited back to us.
      In March 2006, we granted 4,000 stock options (exercise price of $25 per share) to one of our directors.
      The fair value of the shares of the restricted stock issued to our Manager, directors and employees of our Manager’s affiliates as of September 30, 2006 was $2,654 and the fair value of the stock options granted as of September 30, 2006 was $192 ($1.48 per share). For the three months ended September 30, 2006, the nine months ended September 30, 2006, the three months ended September 30, 2005 and the period March 15, 2005 (commencement of operations) to September 30, 2005, $211, $711, $199 and $431, respectively, was expensed relating to the amortization of the restricted stock and the stock options. For the three months ended September 30, 2006 and the nine months ended September 30, 2006, $57 and $210, respectively, was expensed relating to the amortization of deferred stock units. The fair value of the stock options granted was estimated using a Binomial option-pricing model with the following weighted-average assumptions as of September 30, 2006: dividend yield of 11.5%, expected volatility of 22.0%, risk-free interest rate of 5%; and the expected life of the options of six years. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Our stock options have characteristics that are significantly different from those of traded options and changes in the subjective input assumptions could materially affect the fair value estimate.

9.	FINANCIAL RISKS
      We are subject to various risks, including credit, interest rate and market risk. We are subject to interest rate risk to the extent that our interest-bearing liabilities mature or re-price at different speeds, or different bases, than our interest-earning assets. Credit risk is the risk of

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006
(In thousands, except share and per share data)
(unaudited) — (Continued)

9.	FINANCIAL RISKS — (Continued)
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
      We have entered into a management agreement, as amended (the “Agreement”), with our Manager. The initial term of the Agreement expires in December 2008. After the initial term, the Agreement will be automatically renewed for a one-year term each anniversary date thereafter unless we or our Manager terminates the Agreement. The Agreement provides that our Manager will provide us with investment management services and certain administrative services and will perform our day to day operations. The monthly base management fee for such services is equal to 1.5% of one-twelfth of our equity, as defined in the Agreement, payable in arrears.
      In addition, under the Agreement, our Manager earns a quarterly incentive fee equal to 25% of the amount by which the quarterly net income per share, as defined in the Agreement (principally excludes the effect of stock compensation and the unrealized change in derivatives), exceeds an amount equal to the product of the weighted average of the price per share of the common stock we issued in the Private Offering and in the Public Offering and the price per share of common stock in any subsequent offerings by us, multiplied by the higher of (i) 2.4375% or (ii) 25% of the then applicable ten-year Treasury note rate plus 0.50%, multiplied by the then weighted average number of outstanding shares for the quarter. The incentive fee is paid quarterly. The Agreement provides that 10% of the incentive management fee is to be paid in shares of our common stock (providing that such payment does not result in our Manager owning directly or indirectly more than 9.8% of our issued and outstanding common stock) and the balance is to be paid in cash. Our Manager may, at its sole discretion, elect to receive a greater percentage of its incentive management fee in shares of our common stock. The incentive management fees included in management fee, related party, that were incurred during the three and nine months ended September 30, 2006 was $68 and $68, respectively. In accordance with the Agreement, we will issue to our Manager shares of our common stock in respect of 10% of such incentive management fees.
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

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006
(In thousands, except share and per share data)
(unaudited) — (Continued)

10.	RELATED PARTY TRANSACTIONS — (Continued)
preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
      We issued to our Manager 84,000 shares of our restricted common stock and granted options to purchase 126,000 shares of our common stock for a ten year period at a price of $25 per share in March 2005. We issued to one of our executive officers 30,000 shares of restricted common stock in March 2006. The restricted stock and the options vest over a three year period. For the three months ended September 30, 2006, the nine months ended September 30, 2006, the three months ended September 30, 2005 and the period March 15, 2005 (commencement of operations) to September 30, 2005, the base management expense is $1,889, $4,726, $1,553 and $3,390. Included in the management fee expense for the three months ended September 30, 2006, the nine months ended September 30, 2006, the three months ended September 30, 2005 and the period March 15, 2005 (commencement of operations) to September 30, 2005 is $207, $682, $199 and $431 of amortization of stock-based compensation related to restricted stock and options granted.
      The Agreement provides that we are required to reimburse our Manager for certain expenses incurred by our Manager on our behalf provided that such costs and reimbursements are no greater than that which would be paid to outside professionals or consultants on an arm’s length basis. For the nine months ended September 30, 2006 and the period March 15, 2005 through September 30, 2005, we did not incur any reimbursable costs due to our Manager.
      We and our Manager have entered into sub-advisory agreements with other affiliated entities and the fees payable under such agreements will be paid from any management fees earned by our Manager. In addition, certain of these affiliated sub-advisory entities have introduced investments to us for purchase in the amount of $21,441 during the nine months ended September 30, 2006. The purchase price was determined at arm’s length and the acquisition was approved in advance by the independent members of our board of directors.

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006
(In thousands, except share and per share data)
(unaudited) — (Continued)

11.	EARNINGS PER SHARE
      The following table sets forth the calculation of Basic and Diluted EPS for the nine months ended September 30, 2006 and the period ended September 30, 2005 (in thousands, except share and per share amounts):

	Nine Months Ended			Period Ended
	September 30, 2006			September 30, 2005

		Weighted			Weighted
		Average			Average
		Number of			Number of
	Net	Shares	Per Share	Net	Shares	Per Share
	Income	Outstanding	Amount	Income	Outstanding	Amount

Basic EPS:
Net earnings per share of common stock	$32,707	19,166,846	$1.71	$12,726	17,487,500	$0.73

Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	—		—	—

Diluted EPS:
Net earnings per share of common stock and assumed conversions	$32,707	19,166,846	$1.71	$12,726	17,487,500	$0.73

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006
(In thousands, except share and per share data)
(unaudited) — (Continued)

11. EARNINGS PER SHARE	— (Continued)
      The following table sets forth the calculation of Basic and Diluted EPS for the three months ended September 30, 2006 and September 30, 2005 (in thousands, except share and per share amounts):

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005

		Weighted			Weighted
		Average			Average
		Number of			Number of
	Net	Shares	Per Share	Net	Shares	Per Share
	Income	Outstanding	Amount	Income	Outstanding	Amount

Basic EPS:
Net earnings per share of common stock	$11,255	22,422,507	$0.50	$12,289	17,487,500	$0.70

Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	—		—	—

Diluted EPS:
Net earnings per share of common stock and assumed conversions	$11,255	22,422,507	$0.50	$12,289	17,487,500	$0.70

12.	INITIAL PUBLIC OFFERING
      In August 2006, we completed the Public Offering, in which we sold 7,500,000 shares of common stock, $0.001 par value, at an offering price of $23 per share. We received proceeds from this transaction in the amount of $162,409, net of underwriting commissions and discounts but before other offering costs in the amount of $3,461. Each share of common stock entitles its holder to one vote per share. An affiliate of the parent of our Manager purchased 1,000,000 shares of our common stock in the Public Offering. After the transaction, our outstanding shares totaled 25,019,500.

13.	SUBSEQUENT EVENTS
      In September 2006, we declared a quarterly dividend of $0.60 per share, which was paid on October 27, 2006 to our stockholders of record as of October 4, 2006.
      In October 2006, we received a principal prepayment of $6,000 pertaining to the 1700 Broadway real estate loan.
      In November 2006, we received a principal prepayment of $17,294 pertaining to the Atlas Cold Storage Refrigeration real estate loan. In connection with this principal prepayment, we repaid an outstanding repurchase agreement, related party, in the amount of $16,429.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Historical results set forth are not necessarily indicative of our future financial position and results of operations.
Overview
      We are a specialty finance company formed on January 25, 2005 by Hyperion Brookfield Asset Management, Inc., which we refer to as Hyperion Brookfield, to invest in real estate-related securities and various other asset classes. We commenced operations in March 2005. We have elected and intend to qualify to be taxed as a REIT for federal income tax purposes. We invest in financial assets and intend to construct an investment portfolio that is leveraged where appropriate to seek to achieve attractive risk-adjusted returns and that is structured to comply with the various federal income tax requirements for REIT status and to qualify for an exclusion from regulation under the Investment Company Act of 1940, which we refer to as the Investment Company Act. Our current focus is on the following asset classes:

•	Real estate-related securities, principally RMBS and CMBS;

•	Whole mortgage loans, bridge loans, B Notes and mezzanine loans; and

•	Other ABS, including CDOs and consumer ABS.
      We completed a private offering of 17,400,000 shares of our common stock in March 2005 in which we raised net proceeds of approximately $405.6 million. We completed our initial public offering of 7,500,000 shares of our common stock in August 2006 in which we raised net proceeds of approximately $158.9 million. We have fully invested the proceeds from the March 2005 private offering and our initial public offering, and, as of September 30, 2006, had a portfolio of MBS and other investments of approximately $3.6 billion, which we intend to reallocate from time to time to achieve our optimal portfolio allocation at such time. We are externally managed by Hyperion Brookfield Crystal River Capital Advisors, LLC, which we refer to as Hyperion Brookfield Crystal River or our Manager. Hyperion Brookfield Crystal River is a wholly-owned subsidiary of Hyperion Brookfield.
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
      A variety of industry and economic factors may impact our financial condition and operating performance. These factors include:

•	interest rate trends,

•	rates of prepayment on mortgages underlying our MBS,

•	credit trends in RMBS and our commercial real estate investments;

•	competition, and

•	other market developments.
      In addition, a variety of factors relating to our business may also impact our financial condition and operating performance. These factors include:

•	our leverage,

•	our access to funding and borrowing capacity,

•	our borrowing costs,

•	our hedging activities,

•	the market value of our investments, and

•	REIT requirements and the requirements to qualify for an exemption from regulation under the Investment Company Act.
Trends
      We believe the following trends may also affect our business:
      Uncertain interest rate environment— interest rates decreased during the third quarter as the Fed chose to stop raising the Fed Funds target. While interest rates fell during the quarter they have since increased and are likely to remain volatile until we get a clearer picture of the Fed’s future intentions.
      With respect to our existing MBS portfolio, which is heavily concentrated in 3/1 and 5/1 hybrid adjustable rate RMBS, we have the risk that, on the one hand, further interest rate increases could result in decreases in our net interest income, as there is a timing mismatch between the reset dates on our MBS portfolio and the financing of these investments. On the other hand, a decline in interest rates, while favorable in reducing our funding costs, might cause prepayments to rise rapidly, in which case we then would be in the position of having to reinvest at lower yields.
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
      However, we would expect that our fixed rate assets would decline in value in a rising interest rate environment and our net interest spreads on fixed rate assets could decline in a rising interest rate environment to the extent they are financed with floating rate debt. We have engaged in interest rate swaps to hedge a material portion of the risk associated with increases in interest rates. However, because we do not hedge 100% of the amount of short-term financing outstanding, increases in interest rates could result in a decline in the value of our portfolio, net of hedges. Similarly, decreases in interest rates could result in an increase in the value of our portfolio.
      Flattening/Inverting yield curve— short term interest rates have been decreasing at a slower rate than longer term interest rates. For example, between June 30, 2006 and September 29, 2006, the yield on the three-month U.S. Treasury bill fell by 10 basis points, while the yield on the three-year U.S. Treasury note fell by 51 basis points. With respect to our MBS portfolio, we believe that a continued inversion of the yield curve could result in decreases in our net interest income, as the financing of our MBS investments is usually shorter in term than the fixed rate period of our MBS portfolio, which is heavily weighted towards 3/1 and 5/1 hybrid adjustable rate RMBS. Similarly, we believe that a steepening of the yield curve could result in increases in our net interest income. A flattening of the shape of the yield curve results in a smaller gap between the rate we pay on the swaps and rate we receive. Furthermore, a continued flattening of the shape of the yield curve could result in a decrease in our hedging costs, since we pay a fixed rate and receive a floating rate under the terms of our swap agreements. Similarly, a steepening of the shape of the yield curve could result in an increase in our hedging costs.
      Prepayment rates— as interest rates fall, we believe that prepayment rates are likely to rise. Prepayment rates on fixed rate mortgages generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates for the Hybrid ARMS that constitute the majority of our MBS investments are more difficult to predict. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. If interest rates begin to fall, triggering an increase in prepayment rates, our current portfolio, which is heavily weighted towards hybrid adjustable-rate mortgages, could cause decreases in our net interest income relating to our MBS portfolio as we reinvest at lower yields.
      Competition— we expect to face increased competition for our targeted investments. However, we expect that the size and growth of the market for these investments will continue to provide us with a variety of investment opportunities. In addition, we believe that bank lenders will continue their historical lending practices, requiring low loan-to-value ratios and high debt service coverages, which will provide opportunities to lenders like us to provide corporate mezzanine financing.
      For a discussion of additional risks relating to our business see Part II, Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk and the risk factors disclosed in Exhibit 99.1, which are incorporated herein by reference.
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
      Our maximum exposure to loss as a result of our investment in these QSPEs totaled $315.8 million as of September 30, 2006.

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
      Periodically, all available for sale securities are evaluated for other than temporary impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), and Emerging Issues Task Force No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets (“EITF 99-20”). An impairment that is an “other than temporary impairment” is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the investment’s remaining life. Other than temporary impairments result in reducing the security’s carrying value to its fair value through the statement of income, which also creates a new carrying value for the investment. We compute a revised yield based on the future estimated cash flows as described in “—Revenue Recognition” above. Significant judgments are required in determining impairment, which include making assumptions regarding the estimated prepayments, loss assumptions and the changes in interest rates.
      The determination of other-than-temporary impairment is made at least quarterly. If we determine an impairment to be other than temporary we will need to realize a loss that would have an impact on future income. At September 30, 2006, we had the positive intent and ability to hold our available for sale securities. Accordingly, we did not impair any securities under SFAS 115 for the three months ended September 30, 2006.
      Under the guidance provided by SFAS 115, a security is impaired when its fair value is less than its amortized cost and we do not intend to hold that security until we recover its amortized cost or until its maturity. Based on the parameters we utilized in our analysis through September 30, 2006, we identified eleven individual securities that were determined to be impaired under the guidance provided by SFAS 115. In connection with the impairment of these eleven securities, we recorded impairment charges of $6.0 million in our statement of income for the nine months ended September 30, 2006 that was other than temporary. Through September 30, 2006, we had sold all such securities. In addition, we recorded an impairment charge on two CMBS securities and eleven RMBS securities under EITF 99-20 in the amount of $0.9 million and $1.8 million, respectively, for the three and nine months ended September 30, 2006. As of September 30, 2006, we still owned those thirteen securities.
      Under the guidance provided by EITF 99-20, we periodically review the projected discounted cash flows on certain of our assets (based on credit, prepayment, and other assumptions), and to mark-to-market through our income statement those assets that have experienced any deterioration in discounted projected cash flows (as compared to the previous projection) that could indicate other-than-temporary impairment as defined by GAAP. Generally, assets with reduced projected cash flows are written down in value (through a non-cash income statement charge) if the current market value for the asset is below its current cost basis. If the market value is above its cost basis, the basis remains unchanged and there is no gain recognized in income.

Repurchase Agreements
      In certain circumstances, we have financed the purchase of securities from a counterparty through a repurchase agreement with the same counterparty pursuant to which we pledge the purchased securities. Currently, we record the acquisition of these securities as assets and the related borrowing under repurchase agreements as financing liabilities on our consolidated balance sheet with changes in the fair value of the securities being recorded as a component of other comprehensive income in stockholders’ equity. Interest income earned on the securities and interest expense incurred on the repurchase obligations are reported separately on our consolidated income statement. As of September 30, 2006 we had four such transactions that were outstanding, and our September 30, 2006 balance sheet included approximately $18.7 million of such securities and approximately $15.0 million of such repurchase agreement liabilities.
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
      At September 30, 2006, we were a party to 53 interest rate swaps with a notional par value of approximately $1,748.1 million and fair value of approximately $12.5 million. We entered into these interest rate swaps to seek to mitigate our interest rate risk for the specified future time period, which is defined as the term of the swap contracts. Based upon the market value of these interest rate swap contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts.
      At September 30, 2006, we were a party to two currency swaps with a notional par value of approximately Can$50.0 million and £10.0 million at an intrinsic loss of approximately $0.4 million. We entered into these currency swaps to seek to mitigate our currency risk for the specified future time period, which is defined as the term of the swap contracts. Based upon the market value of these currency swap contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contract.
      As of September 30, 2006, we had 12 credit default swaps, or CDS, with a notional par value of $110.0 million and an intrinsic gain of approximately $1.8 million. The fair value of the CDS depends on a number of factors, primarily premium levels, which are dependent on interest rate spreads. The CDS contracts are valued using internally developed and tested market-standard pricing models which calculate the net present value of differences between future premiums on currently quoted market CDS and the contractual futures premiums on our CDS contracts.
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

Financial Condition
      All of our assets at September 30, 2006 were acquired with the net proceeds of approximately $405.6 million from our March 2005 private offering of 17,400,000 shares of our common stock, the net proceeds of approximately $158.9 million from our August 2006 initial public offering of 7,500,000 shares of our common stock, and our use of leverage.

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
      The table below summarizes our MBS investments at September 30, 2006:

	RMBS	CMBS

	(in thousands)
Amortized cost	$2,999,637	$404,100
Unrealized gains	12,382	5,939
Unrealized losses	(23,497)	(3,438)

Fair value	$2,988,522	$406,601

      As of September 30, 2006, the RMBS and CMBS in our portfolio were purchased at a net discount to their par value and our portfolio had a weighted-average amortized cost of 98.11% and 68.44% of face amount, respectively. The RMBS and CMBS were valued below par at September 30, 2006 because we are investing in lower-rated bonds in the credit structure. Certain of the securities held at September 30, 2006 are valued below cost. We do not believe any such securities are other than temporarily impaired at September 30, 2006.
      Our MBS holdings were as follows at September 30, 2006:

			Weighted Average
	Estimated	Percent of				Constant
	Asset	Total		Months to	Yield to	Prepayment
	Value(1)	Investments	Coupon	Reset(2)	Maturity	Rate(3)

	(in thousands)
RMBS:
Non-Agency:
Senior prime 5/1 adjustable rate	$211,772	5.9%	5.26%	44.05	5.70%	36.40%
Junior prime	165,521	4.6	6.99	22.63	19.43	42.00
Subprime	165,539	4.6	7.25	9.93	9.63	32.07
Agency:
3/1 hybrid adjustable rate	569,866	15.8	5.12	29.30	5.43	45.75
5/1 hybrid adjustable rate	1,875,824	52.0	5.54	51.22	5.23	42.09

Total RMBS	2,988,522	82.9	5.65	42.40	6.33	41.80
CMBS:
Below investment grade CMBS	406,601	11.3	5.16	—	9.15	—

(1)	All securities listed in this chart are carried at their estimated fair value.

(2)	Represents number of months before conversion to floating rate.

(3)	Represents the estimated percentage of principal that will be prepaid over the next 12 months based on historical principal paydowns.
      The table below summarizes the credit ratings of our MBS investments at September 30, 2006:

	RMBS	CMBS

	(in thousands)
AAA	$2,657,463	$—
AA	—	—
A	49,292	—
BBB	85,096	186,983
BB	104,201	113,139
B	71,162	58,956
Not rated	21,308	47,523

Total	$2,988,522	$406,601

      Actual maturities of RMBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The stated contractual final maturity of the mortgage loans underlying our portfolio of RMBS ranges up to 30 years, but the expected maturity is subject to change based on the prepayments of the underlying loans. As of September 30, 2006, the average final contractual maturity of the mortgage portfolio is 2035.
      The constant prepayment rate, or CPR, attempts to predict the percentage of principal that will be prepaid over the next 12 months based on historical principal paydowns. As interest rates rise, the rate of refinancings typically declines, which we believe may result in lower rates of prepayment and, as a result, a lower portfolio CPR.
      As of September 30, 2006, some of the mortgages underlying our RMBS had fixed interest rates for the weighted-average lives of approximately 42.4 months, after which time the interest rates reset and become adjustable. The average length of time until contractual maturity of those mortgages as of September 30, 2006 was 29 years.
      After the reset date, interest rates on our hybrid adjustable rate RMBS securities float based on spreads over various LIBOR indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. The weighted average annual cap for the portfolio is an increase of 1.75%; the weighted average maximum increases and decreases for the portfolio are 4.49%. Additionally, the weighted average maximum increases and decreases for agency hybrid RMBS in the first year that the rates are adjustable are 3.24%.

      The following table summarizes our RMBS and our CMBS according to their estimated weighted average life classifications as of September 30, 2006:

	RMBS		CMBS

		Amortized		Amortized
Weighted Average Life	Fair Value	Cost	Fair Value	Cost

	(in thousands)
Less than one year	$5,815	$6,142	$—	$—
Greater than one year and less than five years	2,945,082	2,955,897	—	—
Greater than five years	37,625	37,598	406,601	404,100

Total	$2,988,522	$2,999,637	$406,601	$404,100
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

Other Fixed Income Securities
      At September 30, 2006, we classified certain short-term non-MBS as available-for-sale. These investments were reported at fair value. These investments are periodically reviewed for other-than-temporary impairment, but their contractual lives are short term in nature.

Equity Securities
      Our investment policies allow us to acquire equity securities, including common and preferred shares issued by other real estate investment trusts. At September 30, 2006, we held two investments in equity securities.
      These investments above are classified as available for sale and thus carried at fair value on our balance sheet with changes in fair value recognized in accumulated other comprehensive income until realized.

Real Estate Loans
      At September 30, 2006, our real estate loans are reported at cost. These investments are periodically reviewed for impairment. As of September 30, 2006, there was no impairment in our real estate loans.

Interest and Principal Paydown Receivable
      At September 30, 2006, we had interest and principal paydown receivables of approximately $26.6 million, none of which related to interest that had accrued on securities prior to our purchase of such securities. The total interest and principal paydown receivable amount consisted of approximately $25.3 million relating to our MBS and approximately $1.3 million relating to other investments.

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
      As of September 30, 2006, we had engaged in interest rate swaps and interest rate swap forwards as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for a specified future time period, which is the term of the swap contract. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, a series of payments calculated by applying a fixed rate of interest to a notional amount of principal is exchanged for a stream of payments similarly calculated but using a floating rate of interest. This is a fixed-floating interest rate swap. We hedge our floating rate debt by entering into fixed-floating interest rate swap agreements whereby we swap the floating rate of interest on the liability we are hedging for a fixed rate of interest. An interest rate swap forward is an interest rate swap based on an interest rate to be set at an agreed future date. As of September 30, 2006, we were a party to interest rate swaps with maturities ranging from October 2006 to July 2021 with a notional par amount of approximately $1,748.1 million. Under the swap agreements in place at September 30, 2006, we receive interest at rates that reset periodically, generally every three months, and pay a rate fixed at the initiation of and for the life of the swap agreements. The current market value of interest rate swaps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates. As expectations of future floating rates change, the market value of interest rate swaps changes. Based on the daily market value of those interest rate swaps and interest rate swap forward contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the maturity of the contracts. At September 30, 2006, the unrealized gain on interest rate swap contracts was $12.5 million due to an increase in prevailing market interest rates.
      As of September 30, 2006, we had engaged in credit default swaps, or CDS, which are accounted for as derivatives. CDSs are similar to insurance on the default risk of a particular investment as we will enter into a contract with a counterparty as the “protection seller” and agree to pay par for the counterparty’s bonds in the event a credit default occurs in exchange for receiving periodic payments (similar to an insurance premium) from the “protection buyer.” As a result, the economic returns on our CDSs depend substantially on the performance of the underlying investments held by the protection buyer and we are subject to the credit risk of the protection buyer as well as the related investments. We enter into CDS transactions because they offer a more attractive leveraged return than the underlying cash instruments, in exchange for the added credit exposure.
      While so far we have only taken synthetic long positions (by writing protection) we may find it attractive to hedge our credit exposure by entering into synthetic short positions (by buying protection) at some point in the future.
      As of September 30, 2006, we were a party to 12 credit default swaps with maturities ranging from June 2035 to July 2043 with a notional par amount of $110.0 million. At

September 30, 2006, the unrealized gain on credit default swap contracts was $1.8 million due to an increase in the creditworthiness of the underlying securities.
      As of September 30, 2006, we had engaged in currency swaps as a means of mitigating our currency risk under one of our real estate loans that was denominated in Canadian dollars and one of our other investments that was denominated in British Pounds. As of September 30, 2006, we were a party to one currency swap with a maturity of July 2021 with a notional par amount of Can$50.0 million and one other currency swap with a maturity of January 2014 with a notional par amount of £10.0 million. The current market value of currency swaps is heavily dependent on the current currency exchange rate and the expectation of changes in future currency exchange rates. As expectations of future currency exchange rates change, the market value of currency swaps changes. Based on the daily market value of those currency swaps, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the maturity of the contracts. At September 30, 2006, the unrealized loss on currency swap contracts was $0.4 million due to a strengthening of the Canadian dollar versus the United States dollar and the weakening of the British Pound compared to the United States dollar.

Liabilities
      We have entered into repurchase agreements to finance some of our purchases of available for sale securities and real estate loans. These agreements are secured by our available for sale securities and real estate loans and bear interest rates that have historically moved in close relationship to LIBOR. As of September 30, 2006, we had established 18 borrowing arrangements with various investment banking firms and other lenders. As of September 30, 2006, we were utilizing 14 of those arrangements.
      At September 30, 2006, we had outstanding obligations under repurchase agreements with 13 counterparties totaling approximately $2,962.7 million with weighted-average current borrowing rates of 5.44% all of which have maturities of between 6 and 321 days. We intend to seek to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to the repurchase agreements. At September 30, 2006, the repurchase agreements were secured by available for sale securities and real estate loans and cash with an estimated fair value of approximately $3,121.0 million and had weighted-average maturities of 48 days. The net amount at risk, defined as fair value of the collateral, including restricted cash, minus repurchase agreement liabilities and accrued interest expense, with all counterparties was approximately $137.6 million at September 30, 2006. One of the repurchase agreements is a $275.0 million master repurchase agreement with Wachovia Bank, that has a two year term with a one year renewal option. The Wachovia Bank master repurchase agreement provides for the purchase, sale and repurchase of commercial and residential mortgage loans, commercial mezzanine loans, B Notes, participation interests in the foregoing, commercial mortgage-backed securities and other mutually agreed upon collateral and bears interest at varying rates over LIBOR based upon the type of asset included in the repurchase obligation.

Stockholders’ Equity
      Stockholders’ equity at September 30, 2006 was approximately $549.6 million and included $7.0 million of net unrealized holdings losses on securities available for sale and $11.3 million of net unrealized and realized gain on cash flow hedges presented as a component of accumulated other comprehensive income (loss).

Results of Operations For the Nine Months Ended September 30, 2006

Summary
      Our net income for the period was $32.7 million or $1.71 per weighted-average basic and diluted share outstanding.

Net Interest and Dividend Income
      Net interest and dividend income for the period was $42.4 million. Gross interest and dividend income of $142.1 million primarily consisted of $126.5 million of interest income from MBS, $7.7 million of interest income from real estate loans and $3.0 million of interest income from ABS. Interest expense of $99.7 million consisted primarily of $95.5 million related to repurchase agreements, $9.0 million related to CDOs and amortization of deferred financing costs of $1.5 million, which was partially offset by $7.5 million of interest income from interest rate swaps.

Expenses
      Expenses for the period totaled $8.8 million, which consisted primarily of base management fees of approximately $4.7 million, an incentive fee of $0.1 million, amortization of approximately $0.7 million related to restricted stock and options granted to our Manager and professional fees of $2.3 million.
      Our Manager has waived its right to request reimbursement from us of third-party expenses that it incurs through December 31, 2006, which amount otherwise would have been required to be reimbursed. The management agreement with Hyperion Brookfield Crystal River, which was negotiated before our business model was implemented, provides that we will reimburse our Manager for certain third party expenses that it incurs on our behalf, including rent and utilities. Hyperion Brookfield incurs such costs and did not allocate any such expenses to our Manager in 2005 or in the first nine months of 2006 as our Manager’s use of such services were deemed to be immaterial. In 2007, Hyperion Brookfield will reevaluate whether any such rent and utility costs will be allocated to our Manager and if so, we will be responsible for reimbursing such costs allocable to our operations absent any further waiver of reimbursement by our Manager. There are no contractual limitations on our obligation to reimburse our Manager for third party expenses and our Manager may incur such expenses consistent with the grant of authority provided to it pursuant to the management agreement without any additional approval of our board of directors being required. In addition, our Manager may defer our reimbursement obligation from any quarter to a future period; provided, however, that we will record any necessary accrual for any such reimbursement obligations when required by generally accepted accounting principles and our Manager has advised us that it will promptly invoice us for such reimbursements consistent with sound financial accounting policies.

Other Revenues (Expenses)
      Other expenses for the period totaled approximately $0.9 million, which consisted primarily of a $7.8 million loss on impairment of securities available for sale and $0.8 million of realized net losses on the sale of securities available for sale, which was offset in part by $6.1 million of realized and unrealized gain on derivatives (which amount was net of a $0.9 million loss related to foreign currency swaps) and a $1.6 million foreign currency exchange gain.

Results of Operations For the Period March 15, 2005 (commencement of operations) to September 30, 2005

Summary
      Our net income for the period was $12.7 million or $0.73 per weighted-average basic and diluted share outstanding.

Net Interest and Dividend Income
      Net interest and dividend income for the period was $19.1 million. Gross interest and dividend income of $44.7 million primarily consisted of $40.9 million of interest income from MBS, $1.4 million of interest income from ABS and $1.6 million of interest income from real estate loans. Interest expense of $25.6 million consisted primarily of $22.4 million related to repurchase agreements and $2.9 million related to interest rate swaps.

Expenses
      Expenses for the period totaled $5.8 million, which consisted primarily of base management fees of approximately $3.4 million, amortization of approximately $0.4 million related to restricted stock and options granted to our Manager, professional fees of $1.3 million and start-up costs of $0.3 million.

Other Revenues (Expenses)
      Other expenses for the period totaled approximately $0.5 million, which consisted substantially of realized and unrealized losses on derivatives.
Results of Operations For the Three Months Ended September 30, 2006 compared to the Three Months Ended September 30, 2005

Summary
      Our net income for the three months ended September 30, 2006 period was $11.3 million, or $0.50 per weighted-average basic and diluted share outstanding, compared with net income of $12.3 million, or $0.70 per weighted-average basic and diluted share outstanding for the same period in 2005.

Net Interest and Dividend Income
      Net interest and dividend income for the three months ended September 30, 2006 was $16.2 million, an increase of $5.3 million, or 48.4%, over net interest income of $10.9 million for the same period in 2005. Gross interest income for the third quarter of 2006 of $55.6 million primarily consisted of $49.5 million of interest income from MBS, $2.6 million of interest income from real estate loans and $1.0 million of interest income from ABS. Gross interest income for the same period in 2005 of $28.9 million primarily consisted of $26.4 million of interest income from MBS, $1.3 million of interest income from real estate loans and $0.8 million of interest income from ABS. This increase was due to an increase in the size of our investment portfolio and the diversification of our investment portfolio from Agency ARMs into higher yielding securities. Interest expense of $39.5 million for the three months ended September 30, 2006 consisted primarily of $39.2 million related to repurchase agreements and $3.2 million related to CDOs, which was partially offset by $3.9 million of interest income from interest rate swaps. Interest expense of $18.0 million for the same period in 2005 consisted primarily of $16.2 million related to repurchase agreements and $1.5 million of interest expense on interest rate swaps. The increase in interest expense was due to an increase in our leverage and general market increases in financing costs.

Expenses
      Expenses for the third quarter of 2006 totaled $3.3 million, which consisted primarily of base management fees of $1.9 million, an incentive fee of $0.1 million, amortization of $0.2 million related to restricted stock and options granted to our Manager and professional fees of $0.8 million. Expenses for the same period in 2005 totaled $2.5 million, which consisted primarily of base management fees of $1.6 million, amortization of $0.2 million relating to restricted stock and options granted to our Manager and professional fees of $0.6 million. Base management fees, which are calculated based on our stockholders’ equity, increased in the current quarter as a result of the August closing of our initial public offering. In addition, our manager earned an incentive fee during the three months ended September 30, 2006 based on our performance.

Other Revenues (Expenses)
      Other expenses for the three months ended September 30, 2006 totaled approximately $1.6 million, which consisted primarily of a $0.9 million loss on impairment of securities available for sale, $1.3 million of realized and unrealized losses on derivatives and $0.3 million of foreign currency exchange loss, offset by $0.9 million of realized gain on the sale of securities available for sale. Other revenues for the same period in 2005 totaled $3.9 million, which consisted substantially of realized and unrealized gains on derivatives.

Liquidity and Capital Resources
      We held cash and cash equivalents of approximately $46.6 million at September 30, 2006, which excludes restricted cash of approximately $78.0 million that is used to collateralize certain of our repurchase facilities and certain other obligations.
      Our operating activities provided net cash of approximately $30.6 million for the nine months ended September 30, 2006 primarily as a result of net income of $32.7 million, non-cash impairment charges relating to available for sale securities of $7.8 million, and a net increase in accounts payable and accrued liabilities, due to Manager and interest payable of approximately $7.4 million, offset in part by non-cash unrealized gains on derivatives of $6.1 million, non-cash accretion of discount on assets of $7.8 million, non-cash foreign currency exchange gain of $1.5 million and an increase in interest receivable of $4.0 million.
      Our operating activities provided net cash of approximately $17.1 million during the period March 15, 2005 (commencement of operations) to September 30, 2005 primarily as a result of net income of $12.7 million, an increase of $4.0 million of accounts payable and accrued liabilities and due to Manager, partially offset by $2.2 million of accretion of discount on purchased securities.
      Our investing activities used net cash of $1,003.1 million for the nine months ended September 30, 2006 primarily from the purchase of securities available for sale of $1,793.6 million and the funding or purchase of real estate loans and other investments totaling $26.5 million, partially offset by receipt of principal paydowns on securities available for sale and real estate loans of approximately $389.6 million, redemptions of real estate loans of approximately $15.8 million and $412.2 million of proceeds from the sale of securities available for sale.
      Our investing activities used net cash of $2,371.1 million during the period March 15, 2005 (commencement of operations) to September 30, 2005 primarily from the purchase of securities available for sale of $2,436.7 million and the funding or purchase of real estate loans totaling $115.5 million, partially offset by receipt of principal paydowns on securities available for sale of approximately $168.1 million and $13.4 million of proceeds from the sale of securities available for sale and real estate loans.

      Our financing activities provided net cash of $997.6 million for the nine months ended September 30, 2006 primarily from the net proceeds from borrowings under repurchase agreements, including with related parties, of $968.4 million, the issuance of common stock, net of offering costs, of $159.6 million and cash collateral received of approximately $7.1 million, partially offset by principal repayments on CDOs of $17.3 million, repayment of a note payable to a related party of $35.0 million, dividend payments of approximately $25.4 million and the deposit of $59.5 million of restricted cash used to collateralize certain financings.
      Our financing activities provided net cash of $2,392.7 million during the period March 15, 2005 (commencement of operations) to September 30, 2005 primarily from the issuance of common stock, net of offering costs, of $405.3 million, net proceeds from borrowings under repurchase agreements of $1,958.8 million, and proceeds from a note payable to a related party of $35.0 million, partially offset by dividend payments of $4.4 million and the deposit of $0.6 million of restricted cash used to collateralize certain financings.
      Our source of funds as of September 30, 2006, excluding our March 2005 private offering and our August 2006 initial public offering, consisted of net proceeds from repurchase agreements totaling approximately $2,962.7 million with a weighted-average current borrowing rate of 5.44%, which we used to finance the acquisition of securities available for sale. We expect to continue to borrow funds in the form of repurchase agreements. As of September 30, 2006 we had established 18 borrowing arrangements with various investment banking firms and other lenders, 13 of which were in use on September 30, 2006. Increases in short-term interest rates could negatively impact the valuation of our mortgage-related assets, which could limit our borrowing ability or cause our lenders to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities.

Off-Balance Sheet Arrangements
      As of September 30, 2006, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2006, we had outstanding commitments to fund real estate construction loans of $24.1 million, and as of such date, advances of $21.7 million had been made under these commitments.

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
      As of September 30, 2006, we had outstanding commitments to fund real estate construction loans of $24.1 million, and as of such date, advances of $21.7 million had been made under these commitments.
      The following table presents certain information regarding our debt obligations as of September 30, 2006:

		Weighted-Average
		Maturity of
	Amount at	Repurchase
Repurchase Agreement Counterparties	Risk(1)	Agreement in Days

	(in thousands)
Banc of America Securities LLC	$7,221	48
Bear, Stearns & Co. Inc.	16,076	42
Citigroup Global Markets Inc.	9,301	57
Credit Suisse First Boston LLC	19,792	33
Deutsche Bank Securities Inc.	10,634	37
Greenwich Capital Markets, Inc.	9,863	49
Lehman Brothers Inc.	19,141	30
Merrill Lynch, Pierce, Fenner & Smith Incorporated	7,570	42
Morgan Stanley & Co. Incorporated	9,510	33
Trilon International, Inc.	4,172	27
Wachovia Bank, National Association	13,776	321
Wachovia Capital Markets, LLC	3,682	75
WaMu Capital Corp.	6,842	54

Total	$137,580	48

(1)	Equal to the fair value of collateral minus repurchase agreement liabilities and accrued interest expense.
      We purchase and sell securities on a trade date that is prior to the related settlement date. As of September 30, 2006, there were no purchases or sales of securities, including interest, on or prior to September 30, 2006 that settled after September 30, 2006.
      The repurchase agreements for our repurchase facilities generally do not include substantive provisions other than those contained in the standard master repurchase agreement as published by the Bond Market Association. As noted below, some of our master repurchase agreements that were in effect as of November 13, 2006 contain negative covenants requiring us to maintain certain levels of net asset value, tangible net worth and available funds and comply with interest coverage ratios, leverage ratios and distribution limitations. One of our master repurchase agreements provides that it may be terminated if, among other things, certain material decreases in net asset value occur, our chief executive officer ceases to be involved in the day-to-day operations of our Manager, we lose our REIT status or our Manager is terminated. Generally, if we violate one of these covenants, the counterparty to the master repurchase agreement has the option to declare an event of default, which would accelerate the repurchase date. If such option is exercised, then all of our obligations would come due, including either purchasing the securities or selling the securities, as the case may be. The counterparty to the master repurchase agreement, if the buyer in such transaction, for example, will be entitled to keep all income paid after the exercise, which will be applied to the aggregate unpaid repurchase price and any other amounts owed by us, and we are required to deliver any purchased securities to the counterparty.
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

      Certain of our repurchase agreements and our revolving credit facility contain financial covenants, including maintaining our REIT status and maintaining a specific net asset value or worth. We were in compliance with all our financial covenants as of September 30, 2006.
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
      Based on our current portfolio, leverage rate and available borrowing arrangements, including our $275.0 million master repurchase facility with Wachovia Bank, we believe that the net proceeds of our initial public offering, which closed in August 2006, together with existing equity capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and for general corporate expenses. However, an increase in prepayment rates substantially above our expectations could cause a temporary liquidity shortfall due to the timing of the necessary margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell debt or additional equity securities. If required, the sale of MBS or real estate loans at prices lower than their carrying value would result in losses and reduced income. Although we have achieved a leverage rate within our targeted leverage range as of September 30, 2006, we have additional capacity to leverage our equity further should the need for additional short-term (one year or less) liquidity arise.

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
      We generally seek to borrow between four and eight times the amount of our equity. At September 30, 2006, our total debt was approximately $3,172.9 million, which represented a leverage ratio of approximately 5.77 times.

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

Quantitative and Qualitative Disclosures About Market Risk
      As of September 30, 2006, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.
      Interest Rate Risk— We are subject to interest rate risk in connection with most of our investments and our related debt obligations, which are generally repurchase agreements of limited duration that are periodically refinanced at current market rates. We mitigate this risk through utilization of derivative contracts, primarily interest rate swap agreements.
      Yield Spread Risk— Most of our investments are also subject to yield spread risk. The majority of these securities are fixed rate securities, which are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such securities by the market, as based on their credit relative to U.S. Treasuries. An excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher or “wider” spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value these securities. Under these conditions, the value of our real estate securities portfolio would tend to decrease. Conversely, if the spread used to value these securities were to decrease or “tighten,” the value of our real estate securities would tend to increase. Such changes in the market value of our real estate securities portfolio may affect our net equity or cash flow either directly through their impact on unrealized gains or losses on available-for-sale securities by diminishing our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

      Effect on Net Interest and dividend Income— We fund our investments with short-term borrowings under repurchase agreements. During periods of rising interest rates, the borrowing costs associated with those investments tend to increase while the income earned on such investments could remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.
      On September 30, 2006, we were party to 53 interest swap contracts. The following table summarizes the expiration dates of these contracts and their notional amounts (in thousands):

Expiration Date	Notional Amount

2006	$15,000
2007	403,000
2008	726,000
2009	145,000
2010	127,500
2011	30,000
2013	52,662
2015	54,000
2016	152,000
2021	42,933

TOTAL	$1,748,095

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
      Extension Risk— We invest in RMBS, some of which have interest rates that are fixed for the first few years of the loan (typically three, five, seven or ten years) and thereafter reset periodically on the same basis as adjustable-rate RMBS. We compute the projected weighted-average life of our RMBS based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate residential mortgage-backed security is acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related RMBS. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related residential mortgage-backed security.
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
      Hybrid Adjustable-Rate RMBS Interest Rate Cap Risk— We also invest in hybrid adjustable-rate RMBS which are based on mortgages that are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security’s interest yield may change during any given period. However, our borrowing costs pursuant to our repurchase agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our hybrid adjustable-rate RMBS would effectively be limited by caps. This problem will be magnified to the extent we acquire hybrid adjustable-rate RMBS that are not based on mortgages which are fully indexed. In addition, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on our hybrid adjustable-rate RMBS than we need in order to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.
      Interest Rate Mismatch Risk— We intend to continue to fund a substantial portion of our investments with borrowings that, after the effect of hedging, have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of our investments. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize hedging strategies discussed above.
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
      Prepayment Risk— Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates for existing RMBS generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. In addition, prepayment rates on adjustable-rate and hybrid adjustable-rate RMBS generally increase when the difference between long-term and short-term interest rates declines or becomes negative. Prepayments of RMBS could harm our results of operations in several ways. Some adjustable-rate mortgages underlying our adjustable-rate RMBS may bear initial “teaser” interest rates that are lower than their “fully-indexed” rates, which refers to the applicable index rates plus a margin. In the event that such an adjustable-rate mortgage is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the holder of the related residential mortgage-backed security would have held such security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the adjustable-rate residential mortgage-backed security. Additionally, we currently own mortgage assets that were purchased at a premium. The prepayment of such assets at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount and a consequent reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new mortgage assets to replace the prepaid assets, our financial condition, cash flow and results of operations could be negatively impacted.
      Effect on Fair Value— Another component of interest rate risk is the effect changes in interest rates will have on the market value of our assets. We face the risk that the market value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments. We primarily assess our interest rate risk by estimating the duration of our assets and the duration of our liabilities. Duration essentially measures the market price volatility of financial instruments as interest rates change. We generally calculate duration using various financial models and empirical data. Different models and methodologies can produce different duration numbers for the same securities.
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
      The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive investments, repurchase agreement liabilities, CDO liabilities and swaps, at September 30, 2006, assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates		Interest Rates
	Fall 100		Rise 100
	Basis Points	Unchanged	Basis Points

	(dollars in thousands)
Mortgage assets and other securities available for sale(1)
Fair value	$3,506,178	$3,448,297	$3,368,410
Change in fair value	$57,881	$0	$(79,887)
Change as a percent of fair value	1.68%	0.00%	(2.32)%
Real estate loans
Fair value	$141,928	$135,665	$130,097
Change in fair value	$6,263	$0	$(5,568)
Change as a percent of fair value	4.62%	0.00%	(4.10)%
Other investments
Fair value	$19,285	$19,285	$19,285
Change in fair value	$0	$0	$0
Change as a percent of fair value	0.00%	0.00%	0.00%
Repurchase Agreements(2)
Fair value	$(2,962,730)	$(2,962,730)	$(2,962,730)
Change in fair value	n/m	n/m	n/m
Change as a percent of fair value	n/m	n/m	n/m
CDO Liabilities
Fair value	$(210,624)	$(210,177)	$(208,892)
Change in fair value	$(447)	0	$1,285
Change as a percent of fair value	0.21%	0.00%	(0.61)%
Designated and undesignated interest rate swaps
Fair value	$(29,615)	$12,452	$51,994
Change in fair value	$(42,067)	$0	$39,542
Change as a percent of notional value	(2.41)%	0.00%	2.26%
Credit default swaps
Fair value	$1,890	$1,812	$1,739
Change in fair value	$78	$0	$(73)
Change as a percent of notional value	0.07%	0.00%	(0.07)%
Cross currency swap
Fair value	$(725)	$(381)	$1,766
Change in fair value	$(344)	$0	$2,147
Change as a percent of notional value	(0.57)%	0.00%	3.52%

(1)	The fair value of other available-for-sale investments that are sensitive to interest rate changes are included.

(2)	The fair value of the repurchase agreements would not change materially due to the short-term nature of these instruments.
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
Currency Risk— We have foreign currency exposure related to one commercial real estate loan that is denominated in Canadian dollars and had a carrying value at September 30, 2006 of $44.7 million and one other investment that is denominated in British pounds and had a carrying value at September 30, 2006 of $19.3 million. From time to time, we may make other investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk.
      Changes in currency rates can adversely impact the fair values and earnings of our non-U.S. holdings. We attempt to mitigate this impact by utilizing currency swaps on our foreign currency-denominated investments or foreign currency forward commitments to hedge the net exposure.
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
Note on Forward-Looking Statements
      Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, our current business plan, business and investment strategy and portfolio management. These forward-looking statements are identified by their use of such terms and phrases as “intends,” “intend,” “intended,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “anticipates,” “anticipated,” “should,” “designed to,” “foreseeable future,” “believe” and “believes” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Changes in Internal Controls
      There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 1.	Legal Proceedings
      None
Item 1A. Risk Factors
      There have been no material changes to the risk factors previously disclosed in the prospectus filed pursuant to Rule 424b(4) on July 31, 2006 with the SEC in connection with our initial public offering. Such risk factors, as revised, are attached hereto as Exhibit 99.1 and are incorporated herein by reference.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None

ITEM 3.	Defaults Upon Senior Securities
      None

ITEM 4.	Submission of Matters to a Vote of Security Holders
      None

ITEM 5.	Other Information
      None

ITEM 6.	Exhibits

3.1		Charter of Crystal River Capital, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-130256) filed on March 1, 2006 and incorporated herein by reference)
3.2		Amended and Restated Bylaws of Crystal River Capital, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-130256) filed on March 1, 2006 and incorporated herein by reference)
11.1		Statements regarding Computation of Earnings per Share (Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 11 to the consolidated financial statements contained in this report)
31	.1•	Certification of Clifford E. Lai, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2•	Certification of Barry L. Sunshine, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1•	Certification of Clifford E. Lai, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2•	Certification of Barry L. Sunshine, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	.1•	Risk Factors

•	Filed herewith.

II-1

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRYSTAL RIVER CAPITAL, INC.

/s/ Clifford E. Lai

Clifford E. Lai
President and Chief Executive Officer
November 14, 2006
Date

/s/ Barry L. Sunshine

Barry L. Sunshine
Chief Financial Officer
November 14, 2006
Date

II-2