Form 10-K
period 2006-12-31
Crystal River Capital, Inc.
filed 2007-03-30
CIK 1344705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32958
Crystal River Capital, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-2230150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Three World Financial Center, 200 Vesey Street, 10th Floor New York, NY	10281-1010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(212) 549-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

MARKET VALUE

The aggregate market value of the outstanding common stock held by non-affiliates of the registrant was approximately $514,693,360 as of July 28, 2006 (the day that trading in the registrant’s common stock commenced on the New York Stock Exchange) based on the closing sale price on the New York Stock Exchange on that date and the outstanding common stock as of the date hereof.

OUTSTANDING STOCK

As of March 29, 2007, there were 25,021,800 outstanding shares of common stock. The common stock is listed on the New York Stock Exchange (trading symbol “CRZ”).

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Commission within 120 days after the close of the registrant’s fiscal year.

CRYSTAL RIVER CAPITAL, INC.

i

EXPLANATORY NOTE

Except where the context suggests otherwise in this report, the terms “Crystal River,” “we,” “us” and “our” refer to Crystal River Capital, Inc. and its subsidiaries; “Hyperion Brookfield Crystal River” and “our Manager” refer to our external manager, Hyperion Brookfield Crystal River Capital Advisors, LLC; “Hyperion Brookfield” refers to Hyperion Brookfield Asset Management, Inc., the parent company of Hyperion Brookfield Crystal River; “Brookfield Sub-Advisor” refers to Brookfield Crystal River Capital L.P., a sub-advisor that has been retained by us and Hyperion Brookfield Crystal River; “Brookfield” refers to Brookfield Asset Management Inc., formerly known as Brascan Corporation, the indirect parent company of Hyperion Brookfield and Brookfield Sub-Advisor, together with its subsidiaries; and “Ranieri & Co.” refers to Ranieri & Co., Inc., another sub-advisor that has been retained by us and Hyperion Brookfield Crystal River.

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including the information contained in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, or the Securities Act, and the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “goal,” “objective,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, the performance of our portfolio and our business, financial condition, liquidity and results of operations may vary materially from those expressed, anticipated or contemplated in our forward-looking statements. You should carefully consider these risks before you invest in our common stock, along with the factors referenced in this report, including those set forth below in “Item 1. Business” in “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that could cause actual results to vary from our forward-looking statements.

PART I

Item 1.	Business.

Overview

Crystal River is a Maryland corporation that invests in real estate-related securities, real estate loans and instruments and various other asset classes. Our objective is to provide attractive returns to our investors through a combination of dividends and capital appreciation. To achieve this objective, we currently are investing primarily in residential mortgage-backed securities, or RMBS, and commercial mortgage-backed securities, or CMBS, whole mortgage loans, bridge loans, junior interests in mortgage loans known as B Notes and mezzanine loans. We also are investing in and intend to continue to invest in direct real estate interests and preferred equity interests in entities that own real estate, diversified asset-backed securities, or ABS, including aircraft and consumer obligations, and collateralized debt obligations, or CDOs. Finally, we intend to make selective debt and/or equity investments in certain alternative assets, which may include power generating facilities, timber and private equity funds managed by certain of our affiliates that invest in such assets, to diversify our portfolio and enhance our risk adjusted returns. We are externally managed and advised by wholly-owned subsidiaries of Brookfield. We have elected and qualified to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code for the 2005 tax year. To maintain our tax status as a REIT, we have distributed, and intend to continue to distribute, at least 90% of our taxable income, and we have tailored our balance sheet investment program to originate or acquire loans and investments to produce a portfolio that meets the asset and income tests necessary to maintain qualification as a REIT.

We were organized on January 25, 2005 by Hyperion Brookfield, who may be deemed to be our promoter, and completed a private offering of our common stock in March 2005, in which we raised net proceeds of approximately $405.6 million. In August 2006, we completed our initial public offering, in which we sold 7.5 million shares of our stock and raised net proceeds of $158.6 million.

We currently target and expect to continue to target asset classes that provide consistent and stable risk-adjusted returns. We expect to continue to leverage our investments to enhance returns on our investments. We make portfolio allocation decisions based on various factors, including expected cash yield, relative value, risk-adjusted returns, current and projected credit fundamentals, current and projected macroeconomic considerations, current and projected supply and demand, credit and market risk concentration limits, liquidity, cost and availability of financing and hedging activities, as well as maintaining our REIT qualification and our exclusion from regulation under the Investment Company Act of 1940. These factors place significant limits on the amount of certain of our targeted investments such as aircraft and consumer ABS, non-real estate-related CDOs and other equity investments that we may include in our portfolio.

Our common stock, par value $0.001 per share, which we refer to as the Common Stock, is traded on the New York Stock Exchange under the symbol “CRZ”. Our primary long-term objective is to distribute dividends supported by earnings. We establish our dividend by analyzing the long-term sustainability of earnings given existing market conditions and the current composition of our portfolio. This includes an analysis of our credit loss assumptions, general level of interest rates and projected hedging costs.

We are managed by Hyperion Brookfield Crystal River Capital Advisors, LLC, which we refer to as the Manager, a subsidiary of Brookfield Asset Management, Inc., a publicly traded (NYSE: BAM) asset management company with $70 billion of assets under management at December 31, 2006. The Manager provides an operating platform that incorporates significant asset origination, risk management, and operational capabilities.

Our Manager

We are externally managed and advised by Hyperion Brookfield Crystal River, a wholly-owned subsidiary of Brookfield that was formed on January 25, 2005 solely for the purpose of serving as our manager, whose officers consist of investment professionals and employees of Hyperion Brookfield or one or more of its affiliates. As of December 31, 2006, Hyperion Brookfield Crystal River had no employees and we and Hyperion Brookfield Crystal River had no independent officers and were entirely dependent on Hyperion Brookfield for the day-to-day management of our operations. Although our directors periodically review our investment guidelines and our investment portfolio, other than any investments involving our affiliates or our sub-advisors’ affiliates or investments proposed by Brookfield Sub-Advisor, which they are required to review and approve prior to such investments being made, they do not review all of our proposed investments. Our officers, as employees of Hyperion Brookfield or one of its affiliates, have been delegated the responsibility to review and make investments consistent with our investment strategy as articulated by our strategic advisory committee. Hyperion Brookfield Crystal River did not have any experience managing a REIT prior to its entering into a management agreement with us and it currently does not provide management or other services to entities other than us. Prior to our formation, Hyperion Brookfield had no prior experience managing a REIT. However, Hyperion Brookfield has a successful 17-year history of acquiring and managing mortgage backed securities, or MBS, and ABS through an investment philosophy predicated on the concept of relative value. Hyperion Brookfield was founded in 1989 by Lewis Ranieri, an MBS market pioneer and former Vice Chairman of Salomon Brothers, Inc. Today, Hyperion Brookfield employs approximately 65 professionals and is dedicated to providing investment management services for institutional clients and mutual funds through the management of core fixed income portfolios as well as separately managed portfolios of RMBS, CMBS and ABS. As of December 31, 2006, Hyperion Brookfield and its affiliates managed approximately $20.7 billion in assets for institutional clients, closed-end investment companies and CDOs.

We and our Manager believe that the most significant opportunities for out-performance exist between and within our target asset classes, as well as among individual securities. Our Manager will strive to identify and capitalize on relative value anomalies through the assessment of relationships between supply and demand, changes in interest rates and associated prepayment expectations, market volatility and investor trends. We and our Manager believe that, on a long-term basis, this investment approach will provide attractive risk-adjusted returns.

We believe our relationship with Hyperion Brookfield, our Manager and our sub-advisors provides us with substantial benefits in sourcing, underwriting and managing our investments. Our Manager is responsible for administering our business activities and day-to-day operations and uses the resources of Hyperion Brookfield to support our operations. We believe that our management agreement and sub-advisory agreements provide us access to broad referral networks, experience in capital markets, credit analysis, debt structuring, hedging and asset management, as well as corporate operations and governance. Our Manager, together with our sub-advisors, has well-respected, established portfolio management resources for each of our targeted asset classes and an extensive, mature infrastructure supporting those resources. Our Manager’s and our sub-advisors’ portfolio management resources and infrastructure are fully scalable to service our company’s activities. We also expect to benefit from our Manager’s comprehensive risk management, which addresses not only the risks of portfolio loss, such as risks relating to price volatility, position sizing and leverage, but also the operational risks such as execution of transactions, clearing of transactions, recording of transactions, and monitoring of positions that can have major adverse impacts on investment programs.

Our Manager and our sub-advisors have senior management teams with extensive experience in identifying, financing, hedging and managing RMBS, ABS, CMBS, real estate equity and mezzanine investments. Clifford Lai, our president and chief executive officer, is also the chairman of Hyperion Brookfield, and leads Hyperion Brookfield’s CMBS team. John Dolan, our chief investment officer, is also the chief investment officer of Hyperion Brookfield. Each has over 25 years of investment experience.

Our board of directors has formed a strategic advisory committee to advise and consult with our board and our senior management team with respect to our investment policies, investment portfolio holdings, financing and leveraging strategies and investment guidelines. The members of the strategic advisory committee are Lewis Ranieri, who serves as chairman of the committee, Clifford Lai and John Dolan of Hyperion Brookfield, and Bruce Flatt and Bruce Robertson of Brookfield. The committee reviews, discusses and makes recommendations on our overall investment strategy but does not approve individual investment opportunities or present investment opportunities to us or our Manager.

Our Manager is not obligated to dedicate certain of its employees exclusively to us nor is it obligated to dedicate any specific portion of its time to our business. Moreover, none of our Manager’s employees are contractually dedicated to our Manager’s obligations to us under our management agreement.

Our Business Strengths

•	Access to a Top-Ranked Investment Advisor with a Superior Track Record

•	Access to Complementary Investment Skills of Leading Sub-Advisors

•	Experienced Professionals and Senior Management Team

•	Diversified Investment Strategy

•	Access to Hyperion Brookfield’s Infrastructure

•	Relationships and Deal Flow of Hyperion Brookfield and Our Sub-Advisors

•	Alignment of Interests of Hyperion Brookfield Crystal River and Our Stockholders

Our Investment Strategy

Relative Value Philosophy

Our Manager, our strategic advisory committee and Hyperion Brookfield share an investment philosophy predicated on the concept of relative value. Hyperion Brookfield believes the most significant opportunities for out-performance exist between and within sectors, as well as among individual securities. The investment process begins with a macroeconomic assessment of the market. Included in the market assessment is the analysis of the interest rate environment, the phase of the real estate cycle, consumer credit trends, supply and demand relationships, as well as a review of any recently released or pending economic data. Hyperion Brookfield seeks to determine the relative merits of sectors by combining the analysis of historical relationships with the firm’s anticipated outlook for the market. Portfolio managers evaluate developments in each sector, along with current offerings, recent transactions and market clearing levels and yield spread levels to provide a sector outlook. Portfolio managers perform credit analyses, scenario analyses, collateral analyses and market analyses, which are provided to the chief investment officer. The chief investment officer will closely examine yield spread histories between sectors, credit spread histories within sectors, fundamental credit, and option-adjusted spread analyses to examine call features and options. Hyperion Brookfield’s analytical platform is designed not only to identify technical and fundamental changes in various yield relationships, but also to quantify whether such changes in relative value are temporary, and therefore represent an investment opportunity, or are more permanent. This analysis is utilized to determine optimal areas to allocate credit risk in the portfolio across sectors and maturities and to maximize yield and total return expectations. The chief investment officer will analyze the risks of the various sectors, specifically, the outlook for delinquencies, housing affordability, consumer debt, collateral value appreciation, and loss severities for residential and commercial property. Hyperion Brookfield’s investment philosophy has historically been successful at identifying and exploiting relative value opportunities over a complete market cycle.

The most important component of Hyperion Brookfield’s relative value investment strategy is security selection, a process that is the result of both quantitative and qualitative inputs, as well as the experience of the portfolio managers. Members of the investment team, utilizing Hyperion Brookfield’s proprietary analytics, determine the relative strengths of various securities based on applicable criteria such as issuer, issue, vintage, collateral, structure and geographic exposure. The security selection process focuses on four primary areas: the analysis of credit strength, the analysis of security structure, the determination of relative value, and a surveillance function. The analysis of credit strength entails the assessment of such attributes as a security’s loan-to-value ratio, vintage and issuer. Security structure involves the comprehensive examination of a security’s structural attributes such as credit support (type, amount and step-down), triggers and call options, as well as its yield maintenance provisions and prepayment lock-outs. After these first two analyses, the relative value of a security versus other candidates is determined through the evaluation of such aspects as yield spread, liquidity and credit support. Finally, after purchase, a surveillance function begins that uses such analytical tools as Hyperion Brookfield’s proprietary credit filters or shortfall model to determine whether a security continues to perform as expected.

Our objective is to provide attractive returns to our investors through a combination of dividends and capital appreciation. To achieve this objective, we opportunistically invest in a diversified investment portfolio of real estate securities and various other asset classes. We believe that this strategy permits us to be opportunistic and invest in those assets that generate attractive risk-adjusted returns, subject to maintaining our REIT status and exclusion from regulation under the Investment Company Act. Accordingly, we have not adopted policies that require us to establish or maintain any specific asset allocations, and our targeted allocations will vary from time to time as determined by our board of directors.

We benefit from the full range of experience and depth of resources developed by Hyperion Brookfield and its affiliates in managing approximately $20.7 billion of assets as of December 31, 2006. We believe this experience allows us to create a diversified portfolio that will provide attractive returns to investors. We rely on Hyperion Brookfield’s expertise in identifying assets within our target asset classes that will have limited price volatility risk yet will provide consistent, stable margins. We expect to make portfolio allocation decisions based on various factors, including expected cash yield, relative value, risk-adjusted returns, current and projected credit fundamentals, current and projected macroeconomic considerations, current and projected supply and demand, credit and market risk concentration limits, liquidity, cost of financing and financing availability, as well as maintaining our REIT qualification and exclusion from regulation under the Investment Company Act.

Our Target Asset Classes

Our targeted asset classes and the principal investments we expect to make in each are as follows:

Asset Class		Principal Investments

MBS
— RMBS	•	Agency ARMs
	•	Non-Agency ARMs
	•	Other RMBS

Asset Class		Principal Investments

— CMBS	•	Investment Grade CMBS (Senior and Subordinated)
	•	Below-Investment Grade CMBS (Rated and Non-Rated)
Mortgages and Other Real Estate Debt	•	Mortgage Loans
	•	Bridge Loans
	•	B Notes
	•	Mezzanine Loans
	•	Land Loans
	•	Construction Loans
	•	Construction Mezzanine Loans
Commercial Real Estate	•	Direct Property Ownership
	•	REIT Common and Preferred Stock investment
	•	Preferred Equity Investments
	•	Joint Ventures
Other Asset-Backed Securities	•	CDOs
	•	Net Interest Margin Securities, Residual Securities
	•	Consumer ABS
	•	Aircraft ABS
Alternative Assets	•	Hydroelectric, Gas- and Coal-Fired Power Generating Facilities
	•	Timber
	•	Other Equity Investments

Our net interest income is generated primarily from the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. Our net interest income will vary based upon, among other things, the difference between the interest rates earned on our various interest-earning assets and the borrowing costs of the liabilities used to finance those investments.

Although we intend to focus on the investments described above, our investment decisions depend on prevailing market conditions. We have not adopted any policy that establishes specific asset allocations among our targeted asset classes. As a result, we cannot predict the percentage of our assets that will be invested in each asset class or whether we will invest in other classes or investments. Our board of directors does not and will not review all of our proposed investments, but it will review our portfolio at least quarterly and will review our investment strategy and policies at least annually. We may change our investment strategy and policies and the percentage of assets that may be invested in each asset class, or in the case of securities, in a single issuer, without a vote of our stockholders.

The following discusses the principal investments we have made and that we expect to make.

Residential Mortgage Backed Securities.  We intend to continue to invest in Agency and Non-Agency MBS. Agency MBS are securities that are secured by or payable from, mortgage loans secured by real residential property, including agency mortgage pass-through certificates and agency collateralized mortgage obligations, or CMOs. Non-Agency MBS are debt obligations issued by private originators of residential mortgage loans. Non-Agency RMBS special purpose vehicles whose sponsors are or may be originators, aggregators or purchasers of residential mortgage loans. Non-Agency RMBS generally are issued as CMOs and are backed by pools of mortgage loans. Non-Agency RMBS may be securitized in a senior/subordinated structure, or structured with credit enhancement provided by subordination in combination with other forms of credit support, such as excess spread, overcollateralization, letters of credit and insurance policies provided by a guarantor.

Adjustable rate mortgages, or ARMS, have interest rates that reset periodically, typically every six or 12 months. Because the interest rates on ARMS adjust periodically based on market conditions, ARMS tend to have interest rates that do not significantly deviate from current market rates. This, in turn, can cause ARMS to have less price sensitivity to interest rates. Hybrid ARMS have interest rates that have an initial fixed period (typically two, three, five, seven or 10 years) and thereafter reset at regular intervals in a manner similar to traditional ARMS, which are bullet cash flows. RMBS may receive cash flows due to prepayments or scheduled principal repayments made on the underlying mortgage loans. We expect to enter into interest rate swaps, futures, options or other strategies to reduce the impact of changes in interest and financing rates for these investments.

The investment characteristics of pass-through RMBS differ from those of traditional fixed-income securities. Mortgage prepayments are affected by factors including the level of interest rates, general economic conditions, the location and age of the mortgage, and other social and demographic conditions. Generally, prepayments on mortgage loans increase during periods of falling mortgage interest rates and decrease during periods of stable or rising mortgage interest rates. Prepayment spreads may also be affected by the relative steepness of the yield curve as well as the number of loan products in the marketplace. Reinvestment of prepayments may occur at higher or lower interest rates than the original investment, thus affecting the yield on our portfolio. We currently leverage our investments in agency ARMS in the range of up to 15 times the amount of our equity allocated to this asset class. We leverage our other RMBS investments in the range of zero to five times the amount of our equity allocated to the asset class. As of December 31, 2006, we had approximately $2,819.3 million in RMBS with a weighted average coupon rate of 5.68%.

Commercial Mortgage Backed Securities.  We invest in CMBS that are secured by, or evidence ownership interests in, a single commercial mortgage loan, or a partial or entire pool of mortgage loans secured by commercial properties. These securities may be senior, subordinated, investment grade or non-investment grade. We expect the majority of our CMBS investments to be rated by at least one nationally recognized rating agency and to consist of securities that are part of a capital structure or securitization where the rights of such class to receive principal and interest are subordinated to senior classes but senior to the rights of lower rated classes of securities. We currently, and intend to continue to, invest in CMBS that will yield high current interest income and where we consider the return of principal to be likely. We currently, and intend to continue to, acquire CMBS from private originators of, or investors in, mortgage loans, including savings and loan associations, mortgage bankers, commercial banks, finance companies, investment banks and other entities. We expect to enter into interest rate swaps, futures, options or other strategies to reduce the impact of changes in interest and financing rates for these investments. We currently leverage our investments in CMBS in the range of zero to five times the amount of our equity allocated to the asset class. As of December 31, 2006, we had approximately $472.6 million in CMBS with a weighted average coupon rate of 5.20%.

Whole Mortgage Loans and Bridge Loans.  We currently, and may continue to, originate, either directly or through affiliates, or purchase whole loans secured by first mortgages which provide long-term mortgage financing to commercial property developers and owners. These loans generally have maturity dates ranging from three to 10 years. We also may originate or purchase first mortgage loans that provide interim or bridge financing until permanent mortgage financing can be obtained. The maturity dates on bridge loans are generally less than five years. In some cases, we may originate and fund a first mortgage loan with the intention of selling the senior tranche and retaining the B Note or mezzanine loan tranche. As of December 31, 2006, we had originated 41.9% of the aggregate principal amount of whole mortgage loans and bridge loans that we held. We currently, and expect to continue to, leverage our investments in whole mortgage loans and bridge loans in the range of zero to eight times the amount of our equity allocated to the asset class. As of December 31, 2006, we had approximately $200.6 million in whole loans with a weighted average coupon rate of 6.06%.

Commercial Real Estate Subordinated Loans.  We currently, and may continue to, originate, either directly or through affiliates, or invest in commercial real estate subordinated loans, which we refer to as B Notes, that may be rated by at least one nationally recognized rating agency. The subordination of a B Note typically is evidenced by an intercreditor agreement with the holder of the related A Note. B Notes share certain credit characteristics with subordinated CMBS, in that both reflect an interest in a first mortgage and are subject to more credit risk with respect to the underlying mortgage collateral than the corresponding senior securities or the A Notes, as the case may be. As opposed to a typical CMBS secured by a large pool of mortgage loans, B Notes typically are secured by a single property, and the associated credit risk is concentrated in that single property. B Notes also share certain credit characteristics with second mortgages, in that both are subject to more credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or the A Note, as the case may be. We intend to continue to acquire B Notes in negotiated transactions with the originators, as well as in the secondary market. We currently expect to leverage our investments in B Notes in the range of zero to four times the amount of our equity allocated to the asset class. As of December 31, 2006, we had $0 of investments in B Notes.

Mezzanine Loans.  We currently, and may continue to, originate, either directly or through affiliates, or purchase mezzanine loans which are subordinated to a first mortgage loan on a property and are senior to the borrower’s equity in the property. These loans are made to the owner of the property and are secured by pledges of ownership interests in the property and/or the property owner. The mezzanine lender can foreclose on the pledge interests and thereby succeed to ownership of the property subject to the lien of the first mortgage. As of December 31, 2006, we had purchased 100% of the aggregate principal amount of mezzanine loans that we held. We currently expect to continue to leverage our investments in mezzanine loans in the range of zero to three times the amount of our equity allocated to the asset class. As of December 31, 2006, we had $17.0 million in mezzanine loans with a weighted average coupon rate of 9.75%.

Construction Loans and Construction Mezzanine Loans.  We currently, and may continue to, originate, or acquire participations in, construction or rehabilitation loans on commercial properties that generally provide 85% to 90% of total project costs and are secured by first lien mortgages. Alternatively, we may make mezzanine loans to finance construction or rehabilitation where our security is subordinate to the first lien mortgage. Construction loans generally provide us with fees and interest income at risk adjusted rates and potentially a percentage of net operating income or gross revenues from the property, payable to us on an ongoing basis, and a percentage of any increase in value of the property, payable upon maturity or refinancing of the loan. As of December 31, 2006, we had originated 100% of the aggregate principal amount of construction loans and construction mezzanine loans that we held, which includes those loans in which we participated in the original syndication. We currently expect to continue to leverage our investments in construction loans and construction mezzanine loans in the range of zero to four times the amount of our equity allocated to the asset class. As of December 31, 2006, we had approximately $20.1 million in construction loans with a weighted average coupon rate of 11.48%.

Direct Real Property Ownership.  We also may continue to make direct investments in income-producing commercial real estate either within or outside the United States. Such investments may include office, multi-family residential, retail and industrial properties. We may acquire ownership of commercial property that we will own and operate or otherwise acquire controlling and non-controlling interests in commercial property through joint ventures and similar arrangements. We currently expect to leverage our direct real estate investments in the range of three to eight times the amount of our equity allocated to the asset class. As of December 31, 2006, we had $0 of direct investments in real property. We closed our first direct investment in income-producing commercial real estate in March 2007 when we purchased two office buildings located in the Phoenix and Houston central business districts that are 100% leased on a triple-net basis for 15 years. The transaction amount was approximately $234.0 million. The buildings were acquired from the Brookfield Real Estate Opportunity Fund, an affiliate of our Manager and the acquisition was approved by the independent members of our board of directors. We financed the acquisition with a $198.5 million 10-year mortgage loan.

Preferred Equity Investments.  We may make preferred equity investments in entities that directly or indirectly own income-producing commercial real estate. These preferred equity investments are not secured, but holders have priority relative to common equity holders on cash flow distributions and proceeds of capital events. In addition, preferred holders can often enhance their position and protect their equity position with lender-type covenants that limit the entity’s activities and grant us the right to control the property after default subject to the lien of the first mortgage. We currently expect to leverage our preferred equity investments in the range of zero to five times the amount of our equity allocated to the asset class. As of December 31, 2006, we had $0 in preferred equity investments.

REIT Common and Preferred Stock Investments.  We may invest in public and private issuances of common and preferred stock issued by REITs. We currently expect to leverage our investments in REIT preferred stock in the range of zero to three times the amount of our equity allocated to the asset class, subject to applicable margin requirements. As of December 31, 2006, we had $0 of investments in REIT common stock and REIT preferred stock.

Net Interest Margin Securities.  We may invest in net interest margin securities, which we refer to as NIMs, or residual securities, which are notes that are payable from and secured by excess cash flow that is generated by ABS, including subprime MBS, after paying the debt service, expenses and fees on such securities. The excess cash flow represents all or a portion of a residual interest. Because the residual is illiquid, the originator may monetize the position by securitizing the residual and issuing a rated NIM security, usually in the form of a note that is backed by the excess cash flow generated in the underlying securitization. In other words, a NIM represents the securitization of the excess cash flow (or excess stream of income) and has first priority after losses on that stream of cash flows. NIMs may be more sensitive to increases in interest rates and a weaker economy than the underlying ABS or MBS securities. We currently expect to leverage our investments in NIMs in the range of two to four times the amount of our equity allocated to the asset class. As of December 31, 2006, we had $3.6 million of investments in NIMs, of which $2.8 million is below investment grade, and is reflected in our balance sheet as below investment grade sub-prime MBS, and of which $0.8 million is investment grade, and is reflected in our balance sheet as investment grade sub-prime MBS.

Consumer Asset-Backed Securities.  We currently, and may continue to, invest in investment grade and non-investment grade consumer ABS. Consumer ABS are generally securities for which the underlying collateral consists of assets such as subprime mortgage loans, credit card receivables and auto loans. Aircraft ABS are generally collateralized by aircraft leases. Issuers of consumer and aircraft ABS generally are special-purpose entities sponsored by banks and finance companies, captive finance subsidiaries of non-financial corporations or specialized originators such as credit card lenders. We expect that a significant amount of the consumer and aircraft ABS that we hold at any time will be rated between A1/A and B1/B+ and will have an explicit rating from at least one nationally-recognized statistical rating agency. We currently leverage our investments in consumer ABS in the range of zero to 15 times the amount of our equity allocated to the asset class. As of December 31, 2006, we had approximately $46.1 million in aircraft ABS.

Collateralized Debt Obligations.  We currently, and may continue to, invest in the debt and equity tranches of CDOs to gain exposure to corporate bonds, ABS and other instruments. Because of Hyperion Brookfield’s experience in structuring and managing CDOs, we believe we have a competitive advantage in analyzing investment opportunities in CDOs. In general, CDOs are issued by special-purpose vehicles that hold a portfolio of debt obligation securities. The CDO vehicle issues tranches of debt securities of different seniority and it issues equity to fund the purchase of the portfolio. The debt tranches are typically rated based on collateral quality, diversification and structural subordination. The equity securities issued by the CDO vehicle are the “first loss” piece of the CDO vehicle’s capital structure, but they are also generally entitled to all residual amounts available for payment after the CDO vehicle’s obligations to the debt holders have been satisfied. Some CDO vehicles are “synthetic,” in which the credit risk to the collateral pool is transferred to the CDO vehicle by means of a credit derivative such as a credit default swap. We currently expect to leverage our investments in CDOs in the range of one to three times the amount of our equity allocated to the asset class. As of December 31, 2006, we had approximately $4.6 million in preferred equity of CDOs.

Power and Timber.  We may make investments in income-producing timber and power generation assets. These investments may be in the form of either debt or equity interests. We may acquire these investments directly or participate with others through the syndication of debt positions, or in partnerships with other investors in equity ownership. These investments may be made in Brookfield’s major geographic focus, namely, the United States and Canada, or elsewhere. Investments in power generation may relate to electricity generating facilities, such as hydroelectric, gas- or coal-fired power generating facilities. Investments in timber may be through freehold or leasehold interests, and will vary with respect to timber type, including hardwood and softwood, and age distribution. We currently expect to leverage our power and timber investments in the range of zero to eight times the amount of our equity allocated to the asset class. As of December 31, 2006, we had $0 of investments in power generation and timber assets.

Other Equity Investments.  To a lesser extent, subject to maintaining our qualification as a REIT, we also may invest from time to time in equity securities, which may or may not be related to real estate. These investments may include direct purchases of private equity as well as purchases of interests in private equity funds. We will follow a value-oriented investment approach and focus on the anticipated future cash flows generated by the underlying business, discounted by an appropriate rate to reflect both the risk of achieving those cash flows and the alternative uses for the capital to be invested. We will also consider other factors such as the strength of management, the liquidity of the investment, the underlying value of the assets owned by the issuer, and prices of similar or comparable securities. We currently expect to hold all, or at least a significant portion, of our other equity investments through our taxable REIT subsidiary, or TRS. To the extent that we do so, the income from such investments will be subject to corporate income tax. We currently expect to leverage our other equity investments in the range of zero to three times the amount of our equity allocated to the asset class. As of December 31, 2006, we had $0 of other equity investments. In January 2007, we made a $28.5 million investment in a private equity fund that invests in real estate investments. The fund is managed by an affiliate of our Manager and the investment was approved by the independent members of our board of directors. In connection with that investment, we agreed to a future capital commitment of $10.4 million. In March 2007, we funded $6.5 million of such commitment.

Other Investments.  As discussed above, we may invest opportunistically in other types of investments within Hyperion Brookfield’s core competencies, including those discussed below.

  High Yield Corporate Bonds, Investment Grade Corporate Bonds and Related Derivatives.  High yield corporate bonds are debt obligations of corporations and other non-governmental entities rated below Baa or BBB. Investment grade corporate bonds are debt obligations of corporations and other non-governmental entities rated Baa and BBB or higher. To the extent we invest in these bonds, we expect that a material amount of the holdings will not be secured by mortgages or liens on assets. A substantial portion of the investment grade corporate bonds we hold may have an interest-only payment schedule, with the principal amount staying outstanding and at risk until the bond’s maturity.

  Government Bonds and Related Derivatives.  We may invest in bonds issued or guaranteed by the U.S. government or any instrumentality thereof, as well as bonds of major non-U.S. governments and their instrumentalities. We may invest in these bonds both for cash management purposes and as part of hedging and arbitrage strategies that involve the use of interest rate derivatives, such as swaps, options, caps, floors and futures.

  Other Fixed Income-Related Instruments.  We may engage in the purchase and sale of derivative instruments, such as exchange-listed and over-the-counter put and call options on securities, financial futures, equity indices, and other financial instruments, either as outright investments, for hedging purposes or in connection with other strategies.

We likely will hold at least some of the corporate bonds, government bonds and derivative instruments in which we invest for strategic purposes through our TRS. To the extent that we do so, the income from such bonds and instruments will be subject to corporate income tax. As of December 31, 2006, we had approximately $20.1 million in other investments.

Investment Sourcing

We recognize that investing in our targeted asset classes is highly competitive, and that Hyperion Brookfield Crystal River will compete with many other investment managers for profitable investment opportunities in these areas. Accordingly, we believe the ability to identify and source such opportunities is very important to our success and distinguishes us from many REITs with a similar focus to ours. We think that the combined and complementary strengths of Hyperion Brookfield and Brookfield Sub-Advisor in this regard give us a competitive advantage over such REITs.

Hyperion Brookfield currently sources many of its investments, and Hyperion Brookfield Crystal River sources many of our investments, through Hyperion Brookfield’s close relationships with a large and diverse group of financial intermediaries, ranging from major investment banks and brokerage firms to specialty dealers and financial sponsors. On a combined basis, these firms extensively cover our targeted asset classes. Hyperion Brookfield also sources many investments from traditional sources, using proprietary deal screening procedures and credit analytics.

Brookfield has over 40 years of experience operating and investing in real estate, hydroelectric power-generating facilities, transmission and timber assets. Based on its long history of ownership within these asset classes and its high transaction volume, we believe that Brookfield, as an owner/operator, has developed the specialized internal resources and expertise to properly evaluate opportunities in these asset classes and to manage them. We expect that Brookfield will, from time to time, through Brookfield Sub-Advisor, provide us with the opportunity to acquire assets from its extensive portfolio, to finance Brookfield’s and its affiliates’ portfolio assets, and to co-invest with Brookfield and its affiliates in assets that meet our investment objective.

Investment Process

To evaluate, invest and manage our investments in RMBS, other ABS and real estate, Hyperion Brookfield Crystal River utilizes Hyperion Brookfield’s proprietary analytical methods in performing scenario analyses to forecast cash flows and expected total returns under different interest rate assumptions. Simulation analyses also are performed to provide a broader array of potential patterns of return over different interest rate scenarios. Such analyses may be applied to individual securities or to an entire portfolio. Hyperion Brookfield Crystal River also performs relative value analyses of individual securities based on yield, credit rating, average life, expected duration and option-adjusted spreads. Other considerations in Hyperion Brookfield Crystal River’s investment process include analysis of fundamental economic trends, suitability for investment by a REIT, consumer borrowing trends, home price appreciation and relevant regulatory developments.

Our investments in real estate assets and other alternative asset classes will be recommended and, if approved by our board of directors, closed and managed by Brookfield Sub-Advisor.

To evaluate, invest and manage investments in real estate, Brookfield Sub-Advisor, through its affiliates, will utilize its experience and strong track record as an operator of commercial properties. Relying on Brookfield’s local presence in offices in the United States, Canada, Brazil and the United Kingdom, we believe that Brookfield Sub-Advisor is well positioned to underwrite and analyze real estate investments throughout North America, including the analysis of market conditions and building-specific issues (including lease and structural analysis). Other considerations in the investment process will include valuation and analyses of economic conditions and demographic trends as well as supply and demand considerations.

To evaluate, invest and manage investments in hydroelectric, gas- and coal-fired power generating facilities, Brookfield Sub-Advisor, through its affiliates, will utilize its experience as an owner and operator of hydroelectric, gas- and coal-fired power generating facilities. With Brookfield’s operations in Canada, the United States and Brazil, we expect that Brookfield Sub-Advisor is well positioned to underwrite and analyze investment opportunities in these regions including an analysis of current market conditions and property specific issues, such as in the case of hydroelectric generating facilities, structural assessments of dams and generating facilities, water flows and water storage capability, water use agreements, and turbines. Other considerations in the investment process include, but are not limited to, an analysis of market supply and demand, and an evaluation of the relative competitiveness of the sources of supply in the market, including but not limited to, as applicable, nuclear, coal-fired, gas-fired, hydroelectric, wind and emerging alternative forms of electricity generation.

Brookfield, through its affiliates, owns and manages timber operations in Canada, the United States and Brazil. Relying on Brookfield’s presence in these markets, we believe that Brookfield Sub-Advisor has the capability to underwrite and analyze investment opportunities for us. Considerations in the investment process include but are not limited to, the forest density, age and anticipated harvesting and silviculture costs.

Our Portfolio

As of December 31, 2006, we had a portfolio of approximately $3.6 billion consisting primarily of RMBS, as shown in the following chart:

	Estimated	Percent of	Weighted Average			Constant
	Asset	Total		Months to	Yield to	Prepayment
	Value(1)	Investments	Coupon	Reset(2)	Maturity	Rate(3)
	(In thousands)

Commercial Real Estate Debt:
Investment grade CMBS	$231,116	6.4%	5.63%		6.06%
Below investment grade CMBS	241,456	6.7	4.97		11.98
Real estate loans	237,670	6.6	6.93		6.79

Total commercial real estate debt	710,242	19.7	5.68		8.32
RMBS:
Non-Agency Prime MBS:
5/1 adjustable rate	—	—	—	—	—	—%
Investment grade	15,872	0.4	5.67	52.15	6.88	36.53
Below investment grade	151,660	4.2	7.21	15.69	24.34	43.57
Non-Agency Sub-prime MBS:
Investment grade	73,426	2.0	7.24	8.42	9.29	29.74
Below investment grade	46,285	1.3	7.53	3.29	15.99	29.46
Agency:
3/1 hybrid adjustable rate	617,334	17.2	5.19	24.51	4.79	30.44
5/1 hybrid adjustable rate	1,914,767	53.2	5.55	47.49	4.96	22.20

Total RMBS	2,819,344	78.3	5.68	38.66	6.27	25.95
CDO Preferred Stock	4,560	0.1	—		—
Other ABS:
Aircraft ABS	46,132	1.3	5.81		8.14
Other investments	20,133	0.6	0.12		—

Total investments	$3,600,411	100.0%	5.78%		6.67

(1)	Real estate loans are presented at amortized cost. All other investments listed in this chart are presented at their estimated fair value.

(2)	Represents number of months before conversion to floating rate.

(3)	Represents the estimated percentage of principal that will be prepaid over the next 12 months based on historical principal paydowns.

We have invested a substantial portion of our capital in Agency Adjustable Rate RMBS. The portion of our portfolio invested in non-RMBS investments is currently, and we expect it to continue to be, in the range of 20% to 75% of our assets, depending on factors such as relative value and our views on the credit fundamentals of commercial versus residential real estate, in an effort to create a more diversified, less correlated portfolio of investments, which may include investments in non-U.S. dollar denominated securities, subject to the availability of appropriate investment opportunities. However, our portfolio in its current form does not fully balance the interest rate or mark-to-market risks inherent in our RMBS investments, and we will not be able to eliminate all of our portfolio risk through asset allocation. Future dividends and capital appreciation are not guaranteed. Our investments will depend on prevailing market conditions and trends. We have not adopted any policy that establishes specific asset allocations among our targeted asset classes, and our targeted allocations will vary from time to time. As a result, we cannot predict the percentage of our assets that will be invested in each asset class or whether we will invest in other classes or investments. We currently, and generally expect to continue to, incur total leverage of up to five times the amount of our equity for most investments other than Agency Adjustable Rate RMBS, which we anticipate we generally may lever up to 15 times the amount of our equity allocated to this asset class. Our overall long-term average portfolio leverage is four to six times the amount of our equity. We may change our investment strategy and policies and the percentage of assets that may be invested in each asset class, or in the case of securities, in a single issuer, without a vote of our stockholders.

As of December 31, 2006, we had entered into master repurchase agreements with various counterparties and as of such date, we had outstanding obligations under repurchase agreements with 11 counterparties totaling approximately $2,868.4 million with a weighted average borrowing rate of 5.40%. In addition to repurchase agreements, we rely on credit facilities with multiple counterparties for capital needed to fund our other investments, including a $31 million unsecured revolving credit facility with Signature Bank, as administrative agent, that we entered into on March 1, 2006. In November 2005, we closed our first CDO financing transaction, which we refer to as our CDO 2005-1 transaction, and in January 2007, we closed our second CDO financing transaction, which we refer to as CDO 2006-1. We have no restriction on the amount of leverage that we may use.

As of December 31, 2006, we had hedged a portion of the liabilities financing our investment portfolio by entering into a combination of one-, two-, three-, five- and 10-year interest rate swaps and caps. The total notional par value of such swaps and caps was approximately $1,778.0 million.

Risk Management

Risk management is a cornerstone of Hyperion Brookfield’s portfolio management system and we believe these risk management capabilities distinguish us from many of our competitors. Through our management agreement with Hyperion Brookfield Crystal River, we benefit from Hyperion Brookfield’s comprehensive risk management program, which addresses not only the risks of portfolio loss, such as risks relating to price volatility, position sizing and leverage, but also the operational risks that can have major adverse impacts on investment programs. Operational risks include execution of transactions, clearing of transactions, recording of transactions, position monitoring, supervision of traders, portfolio valuation, counterparty credit and approval, custodian relationships, trader authorization, accounting and regulatory risk.

Our Financing Strategy

Leverage Strategy.  We use leverage in order to increase potential returns to our stockholders. We use leverage for the purpose of financing our portfolio and do not expect to speculate on changes in interest rates. However, our use of leverage may also have the effect of increasing losses when economic conditions are unfavorable. Although we have identified our leverage targets for each principal investment detailed above, our investment policies require no minimum or maximum leverage and our strategic advisory committee will have the discretion, without the need for further approval by our board of directors, to increase the amount of leverage we incur above our targeted range for individual asset classes. Our investment guidelines and our portfolio and leverage are periodically reviewed by our board of directors as part of their ongoing oversight of our Manager’s activities and performance.

Hyperion Brookfield has broad experience in using leverage to enhance portfolio returns, and we believe this experience will help us enhance our returns. Hyperion Brookfield’s leverage experience includes the following:

•	The CDOs that Hyperion Brookfield co-structures and manages are significantly leveraged vehicles. The principal amount of the debt securities issued by the CDOs is much greater than the equity tranches, which function as a “first loss” piece.

•	Hyperion Brookfield uses total return swaps, which are leveraged instruments, to enhance investment returns.

•	For its closed-end bond fund, Hyperion Brookfield trades various derivative instruments that are inherently leveraged, such as interest rate futures, options and swaps.

Repurchase Agreements.  We finance certain of our MBS and ABS through the use of repurchase agreements. These agreements allow us to borrow against MBS and ABS that we own. We sell our MBS and ABS to a counterparty and agree to repurchase the same MBS or ABS, as the case may be, from the counterparty at a price equal to the original sales price plus an interest factor. These agreements are accounted for as debt and are secured by the underlying assets. During the term of a repurchase agreement, we earn the principal and interest on the related MBS or ABS and pay interest to the counterparty.

Repurchase agreements are one of the primary vehicles we use to achieve our desired amount of leverage for our RMBS. We intend to continue to maintain formal relationships with multiple counterparties for the purpose of obtaining financing on favorable terms. Our repurchase agreement counterparties are commercial and investment banks with whom we have agreements in place that cover the terms of our transactions.

As of December 31, 2006, we had entered into master repurchase agreements with various counterparties and as of such date, we had outstanding obligations under repurchase agreements with 11 counterparties totaling approximately $2,868.4 million with a weighted average borrowing rate of 5.40%.

Warehouse Facilities.  In addition to repurchase agreements, we rely on credit facilities for capital needed to fund our other investments. These facilities, referred to as warehouse lines or warehouse facilities, are typically lines of credit from other financial institutions that we can draw from to fund our investments. Warehouse lines are typically collateralized loans made to investors who invest in securities and loans that in turn pledge the resulting securities and loans to the warehouse lender. Third party custodians, usually large banks, typically hold the securities and loans funded with the warehouse facility borrowings, including the securities, loans, notes, mortgages and other important loan documentation, for the benefit of the lender who is deemed to own the securities and loans and, if there is a default under the warehouse line, for the benefit of the warehouse lender.

The pool of assets in a warehouse facility typically must meet certain requirements, including term, average life, investment rating, agency rating and sector diversity requirements. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. Failure to comply with these requirements could result in either the need to post additional collateral or cancellation of the financing facility.

We intend to continue to maintain formal relationships with multiple counterparties for the purpose of maintaining warehouse lines on favorable terms.

On March 1, 2006, we entered into an unsecured revolving credit facility with Signature Bank, as administrative agent, in order to provide us with additional liquidity. As of December 31, 2006, we had total borrowing capacity under our unsecured revolving credit facility of

$31.0 million and had no outstanding borrowings under our credit facility or under warehouse lines.

Term Financing — CDOs.  We intend to continue to finance certain of our assets using term financing strategies, including CDOs and other match-funded financing structures. CDOs are multiple-class debt securities, or bonds, secured by pools of assets, such as mortgage-backed securities and corporate debt. Unlike typical securitization structures, the underlying assets may be sold, subject to certain limitations, without a corresponding pay-down of the CDO provided the proceeds are reinvested in qualifying assets. As a result, CDOs enable the sponsor to actively manage, subject to certain limitations, the pool of assets. We believe CDO financing structures may be an appropriate financing vehicle for our targeted non-residential real estate asset classes because they will enable us to obtain long-term cost of funds and minimize the risk that we have to refinance our liabilities prior to the maturities of our investments while giving us the flexibility to manage credit risk and, subject to certain limitations, to take advantage of profit opportunities.

As of December 31, 2006, other than as discussed below with respect to our CDO 2005-1 transaction, we had no outstanding borrowings under term financing structures.

On November 30, 2005, we closed a $295.3 million private placement of CDOs, our first sponsored CDO financing. We invested the net proceeds from the financing in accordance with our investment objectives and strategies described in this report. In 2006, we repaid an aggregate of $33.1 million of floating rate CDOs issued in the CDO 2005-1 transaction from the proceeds of real estate loans owned by the Issuer that were prepaid by the borrower, and from our available cash.

In January 2007, we issued approximately $390.3 million of CDOs, which we refer to as CDO 2006-1. CDO 2006-1 consists of $325.0 million of investment grade notes, $34.2 million of non-investment grade notes and $31.2 million of preference shares. We retained all of the non-investment grade securities, the preference shares and the common shares in CDO 2006-1. CDO 2006-1 holds assets, consisting of CMBS securities, which serve as collateral for CDO 2006-1.

Total Return Swaps.  Subject to maintaining our REIT qualification, we may finance certain of our investments using total return swaps, which are swaps in which the non-floating rate side is based on the total return of an equity or fixed income instrument with a life longer than the swap. Total return swaps allow an investor to gain exposure to an underlying loan without actually owning the loan. In these swaps, the total return (interest, fees and capital gains/losses on an underlying loan) is paid to an investor in exchange for a floating rate payment. The investor pays a fraction of the value of the total amount of the loan that is referenced in the swap as collateral posted with the swap counterparty. The total return swap, therefore, is a leveraged investment in the underlying loan.

We generally enter into total return swaps with one-, two- or three-year maturities. Because swap maturities may not correspond with the maturities of the assets underlying the swap, we may wish to renew many of the swaps as they mature. However, there is a limited number of providers of such swaps, and there is no assurance the initial swap providers will choose to renew the swaps, and, if they do not renew, that we would be able to obtain suitable replacement providers.

Total return swaps will not be qualifying assets or produce qualifying income for purposes of the REIT asset and income tests. We may enter into total return swaps through a TRS, which may cause the income from such swaps to be subject to corporate income tax. As of December 31, 2006, we had not engaged in any total return swaps.

Our Hedging and Interest Rate Risk Management Strategy

Repurchase agreements generally have maturities of 30 to 90 days and the weighted average life of the RMBS we own is generally longer. The difference in maturities, in addition to reset dates and reference indices, creates potential interest rate risk.

We expect to utilize derivative financial instruments to hedge all or a portion of the interest rate risk associated with certain types of our borrowings. Under the federal income tax laws applicable to REITs, we generally will be able to enter into certain transactions to hedge indebtedness that we may incur, or plan to incur, to acquire or carry real estate assets, provided that our total gross income from such hedges and other non-qualifying sources must not exceed 25% of our total gross income.

We engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or potentially other influences on the values of our assets. Because of the tax rules applicable to REITs, we may be required to implement certain of these techniques through a TRS that is fully subject to corporate income taxation. However, no assurances can be given that these investment and leverage strategies can successfully be implemented. Our interest rate management techniques may include:

•	puts and calls on securities or indices of securities;

•	Eurodollar futures contracts and options on such contracts;

•	interest rate swaps and/or swaptions; and

•	other similar transactions.

These techniques may also be used in an attempt to protect us against declines in the market value of our assets that result from general trends in debt markets.

We may, from time to time, enter into interest rate swap agreements to offset the potential adverse effects of rising interest rates under certain short-term repurchase agreements. The interest rate swap agreements have historically been structured such that we receive payments based on a variable interest rate and make payments based on a fixed interest rate. The cost of such swap agreements is de minimis as these swaps often trade in a very liquid market and are based on the yield curve. As the yield curve flattens, these swap agreements become accretive to our net income. The variable interest rate on which payments are received is calculated based on various reset mechanisms for LIBOR. The repurchase agreements generally have maturities of 30 to 90 days and carry interest rates that correspond to LIBOR rates for those same periods. The swap agreements effectively fix our borrowing cost and are not held for speculative or trading purposes. Interest rate management techniques do not eliminate risk but seek to mitigate interest rate risk.

As of December 31, 2006, we had hedged a portion of the liabilities related to our investment portfolio by entering into a combination of one-, two-, three-, five- and 10-year interest rate swaps and caps. The total notional par value of such swaps and caps was approximately $1,778.0 million.

Resolution of Potential Conflicts of Interest in Allocation of Investment Opportunities

Hyperion Brookfield will abide by its conflicts of interest policy and thus will offer us the right to participate in all investment opportunities that it determines are appropriate for us in view of our investment objectives, policies and strategies and other relevant factors, subject to the exception that, in accordance with Hyperion Brookfield’s conflict of interest policy described below, we might not participate in each such opportunity but will on an overall basis equitably participate with Hyperion Brookfield’s other clients in all such opportunities. Hyperion Brookfield allocates investments to eligible accounts, including Crystal River, based on current demand according to the market value of the account (which is the amount of available capital that, consistent with such account’s investment parameters, may be invested in a proposed investment). An account has current demand if it has positive market value. If the investment cannot fulfill the pro rata allocation or be allocated in marketable portions, the investment is allocated on a rotational basis to accounts with current demand, with an emphasis placed on those accounts that were excluded in prior allocations, but without any preference given to accounts based on their market value. The rotational system is determined by Hyperion Brookfield’s chief investment officer and is overseen by its compliance officer to ensure fair and equitable investment allocation to all accounts in accordance with the Investment Advisers Act. As of December 31, 2006, Hyperion Brookfield managed 19 client accounts and mutual funds that had investment strategies that overlapped our investment strategy.

Unlike Hyperion Brookfield, Brookfield Sub-Advisor is not bound by Hyperion Brookfield’s conflict of interest policy and thus is not obligated to offer us any specific investment opportunities. Any decision to do so will be entirely within Brookfield Sub-Advisor’s discretion and it can be expected that some investments that are appropriate for us in view of our investment criteria will not be offered to us and will be made by affiliates of Brookfield without our participation.

Hyperion Brookfield historically has managed accounts with similar or overlapping investment strategies and has a conflict-resolution system in place so that we may share equitably with other Hyperion Brookfield client accounts in all investment opportunities, particularly those involving a security with limited supply, that may be suitable for our company and such other client accounts.

Hyperion Brookfield’s chief investment officer oversees its conflict-resolution system, and Hyperion Brookfield’s chief compliance officer regularly monitors the procedural aspects of the program. The program places particular emphasis on the equitable allocation of scarce investment opportunities, which are situations where Hyperion Brookfield is unable to obtain the full amount of the securities that it wishes to purchase for the relevant client accounts, such as newly issued debt instruments.

In these situations, Hyperion Brookfield’s policy is to first determine and document the amount of the security it wishes to purchase for each of the participating accounts, based on the size, objectives of the accounts, current client demand and other relevant factors. Hyperion Brookfield then places an order for the total of these amounts. If Hyperion Brookfield is able to obtain only partial execution of the order, its policy calls for the allocation of the purchased securities in the same proportion that it would have allocated a full execution of the order. The policy permits departure from such proportional allocation only if the allocation would result in an inefficiently small amount of the security being purchased for an account. In that case, the policy provides for a “rotational” protocol of allocating subsequent partial executions so that, on an overall basis, each account is treated equitably.

Other conflict-resolution policies of Hyperion Brookfield and the terms of our management agreement with Hyperion Brookfield Crystal River that will apply to the management of our company include controls for:

•	Split price executions. These are situations where Hyperion Brookfield places an order for multiple clients and the order is executed at different prices. Hyperion Brookfield’s policy is that the executions are to be allocated to the participating accounts so that each account receives the same average price.

•	Cross trades. These are trades where Hyperion Brookfield places an order for a client account to buy (or sell) a particular security and places a simultaneous or virtually simultaneous order for another client account to sell (or buy) the same security. In such case, under Hyperion Brookfield’s policies, the pair of transactions must be approved by the chief investment officer and executed at the prevailing market price as determined by an independent broker-dealer.

•	Principal transactions. Under the terms of our management agreement with Hyperion Brookfield Crystal River, we have agreed not to acquire an investment from, sell an investment to or make any co-investment with any proprietary account of Hyperion Brookfield, Brookfield or any of their respective affiliates, which we refer to as related persons, or any account advised by any related person, borrow funds from or lend funds to any related person, or invest in any investment vehicle advised by any related person unless the transaction is on terms no less favorable than can be obtained on an arm’s length basis from unrelated third parties based on prevailing market prices, other reliable indicators of fair market value or an independent valuation or appraisal and has been approved in advance by a majority of our independent directors. If we invest in an investment vehicle advised by a related person, including, for example, a private investment fund managed by an affiliate of Brookfield, and the asset class of such investment is one that we are professionally staffed to underwrite, we expect, although no assurance can be given, that our Manager and/or such affiliate would waive any base and incentive management fees relating to such investment in excess of the base and incentive management fees that we would owe our Manager in respect of such investment had we made the investment directly and not through such affiliate.

Our Manager may engage other parties, including its affiliates, any of our sub-advisors and/or any of their respective affiliates, to provide services to us or our subsidiaries, including asset management, property management, leasing, financing and disposition and/or similar services customarily provided to a business similar to ours, provided that, such services are provided at market rates with standard market terms and, in the case of a sub-advisor or an affiliate of either our Manager or a sub-advisor, the party providing the services has sufficient qualifications and experience to perform the services at a level of quality comparable to non-affiliated service providers in the area, the cost to our Manager is no less favorable than can be obtained from an unrelated third party on an arm’s length basis and any such arrangements are approved in advance by a majority of our independent directors.

Policies with Respect to Certain Other Activities

If our board of directors determines that additional funding is required, we may raise such funds through additional offerings of equity or debt securities or the retention of cash flow (subject to provisions in the Internal Revenue Code concerning distribution requirements and the taxability of undistributed REIT taxable income) or a combination of these methods. In the event that our board of directors determines to raise additional equity capital, it has the authority, without stockholder approval, to issue additional common stock or preferred stock in any manner and on such terms and for such consideration as it deems appropriate, at any time.

We have not in the past but may in the future offer equity or debt securities in exchange for property and to repurchase or otherwise reacquire our shares.

In addition, we have in the past and may in the future borrow money to finance the acquisition of investments. We intend to use traditional forms of financing, such as repurchase agreements and warehouse facilities. We also intend to utilize structured financing techniques, such as CDOs, to create attractively priced non-recourse financing at an all-in borrowing cost that is lower than that provided by traditional sources of financing and that provide long-term, floating rate financing. Our investment guidelines and our portfolio and leverage are periodically reviewed by our board of directors as part of their oversight of our Manager.

We have in the past and may in the future, subject to gross income and asset tests necessary for REIT qualification, invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers. We have not made in the past but may in the future make such investments for the purpose of exercising control over such entities.

We engage in the purchase and sale of investments. We have in the past and may in the future make loans to third parties in the ordinary course of business for investment purposes. We will not underwrite the securities of other issuers.

Our board of directors may change any of these policies without prior notice to you or a vote of our stockholders.

Operating and Regulatory Structure

We have elected and qualified to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005 and expect to qualify as a REIT in subsequent tax years. Our qualification as a REIT will depend upon our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we were organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, and that our intended manner of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT.

As a REIT, we generally will not be subject to federal income tax on the REIT taxable income that we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax at regular corporate rates. Even if we qualify for federal taxation as a REIT, we may be subject to some federal, state and local taxes on our income or property. Crystal River Capital TRS Holdings, Inc., our TRS, will be a regular taxable corporation that will be subject to federal, state and local income tax on its income.

Our investment activities are managed by Hyperion Brookfield Crystal River and supervised by our strategic advisory committee and board of directors. In exchange for its services, we pay Hyperion Brookfield Crystal River an annual base management fee determined by our stockholders’ equity but not by our performance, as well as an incentive management fee based on our performance.

We and Hyperion Brookfield Crystal River have retained Brookfield Sub-Advisor as a sub-advisor with respect to investments in mortgages and other real estate debt, real estate and other real estate-related, yield-oriented assets and Ranieri & Co. as a sub-advisor with respect to senior-level guidance and relationships. Each sub-advisor evaluates potential investments, recommends suitable investments and, on our behalf, closes each investment approved by our strategic advisory committee or our board of directors.

Exclusion from Regulation Under the Investment Company Act

We intend to continue to operate our business so as to be excluded from regulation under the Investment Company Act. Because we conduct our business directly and through wholly-owned subsidiaries, we must ensure not only that we, but also each of our subsidiaries, qualify for an exclusion from regulation under the Investment Company Act.

For purposes of the ensuing discussion “we” and “our” refer to Crystal River Capital, Inc. alone and not its subsidiaries.

We are excluded from regulation under Section 3(c)(5)(C) of the Investment Company Act, a provision designed for companies that do not issue redeemable securities and are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. To qualify for this exemption, we will need to ensure that at least

55% of our assets consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans for purposes of the Investment Company Act, which we refer to as qualifying real estate assets, and that at least 80% of our assets consist of qualifying real estate assets and real estate-related assets. We do not intend to issue redeemable securities. We also may rely on an exclusion under Section 3(c)(6) of the Investment Company Act if, from time to time, we engage in our business through one or more majority-owned subsidiaries.

Based on no-action letters issued by the Division of Investment Management, which we refer to as the Division, of the Securities and Exchange Commission, which we refer to as the Commission, we classify our investment in residential mortgage loans as qualifying real estate assets, as long as the loans are “fully secured” by an interest in real estate. That is, if the loan-to-value ratio of the loan is equal to or less than 100%, then we consider the mortgage loan a qualifying real estate asset. We do not consider loans with loan-to-value ratios in excess of 100% to be qualifying real estate assets for the 55% test, but only real estate-related assets for the 80% test.

We also consider RMBS such as agency whole pool certificates to be qualifying real estate assets. An agency whole pool certificate is a certificate issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae that represents the entire beneficial interest in the underlying pool of mortgage loans. By contrast, an agency certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset for purposes of the 55% test, but constitutes a real estate-related asset for purposes of the 80% test.

We will treat our ownership interest in pools of whole loan RMBS, in cases in which we acquire the entire beneficial interest in a particular pool, as qualifying real estate assets based on no-action positions of the Division. As of December 31, 2006 such assets comprise in excess of 67.0% of our total assets. We generally do not expect our investments in CMBS and other RMBS investments to constitute qualifying real estate assets for the 55% test, unless such treatment is consistent with guidance of the Division or the Commission. Instead, these investments generally will be classified as real estate-related assets for purposes of the 80% test. We do not expect that our investments in CDOs, ABS, credit default swaps and total return swaps will constitute qualifying real estate assets, although we may treat our equity interests in a CDO issuer that we determine is a “majority owned subsidiary” and that is excluded from Investment Company Act regulation under Section 3(c)(5)(C) of the Investment Company Act as qualifying real estate assets, consistent with guidance of the Division and the Commission. Moreover, to the extent that these investments are not backed by mortgage loans or other interests in real estate, they will constitute miscellaneous assets, which can constitute no more than 20% of our assets.

We also invest in other types of RMBS, CMBS, B Notes and mezzanine loans, which we will not treat as qualifying real estate assets for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C) unless such treatment is consistent with guidance of the Commission or the Division. We have not requested no-action or other interpretative guidance or applied for an exemptive order with respect to the treatment of such assets. In the absence of guidance of the Commission or the Division that otherwise supports the treatment of such investments as qualifying real estate assets, we will treat them, for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C), as real estate-related assets or miscellaneous assets as appropriate. Any additional guidance from the Division could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen.

As of December 31, 2006, our investments in RMBS whole pool certificates comprise in excess of 67.0% of our assets, and coupled with our whole mortgage loan investments,

comprise in excess of 72.0% of our assets. Such qualifying real estate assets, coupled with our real estate-related assets, comprise in excess of 90.0% of our assets as of December 31, 2006. We monitor our assets to ensure that at least 55% of our assets consist of qualifying real estate assets, and that at least 80% of our assets consist of qualifying real estate assets and real estate-related assets. We expect, when required due to the mix of our investments, to acquire pools of whole loan RMBS for compliance purposes. Investments in such pools may not represent an optimum use of our investable capital when compared with the available investments we target pursuant to our investment strategy.

Competition

Our net income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring real estate-related assets, we compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. In addition, there are numerous mortgage REITs with similar asset acquisition objectives, and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of mortgage assets suitable for purchase. Many of our competitors are significantly larger than us, have access to greater capital and other resources and may have other advantages over us. In addition to existing companies, other companies may be organized for similar purposes, including companies organized as REITs focused on purchasing mortgage assets. A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the market price of our common stock. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.

We have had and expect to continue to have access to Brookfield’s, Hyperion Brookfield Crystal River’s and our sub-advisors’ professionals and their industry expertise, which we believe will provide us with a competitive advantage and help us assess investment risks and determine appropriate pricing for certain potential investments. In addition, we expect that these relationships will enable us to learn about, and compete more effectively for, financing opportunities with attractive companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors — Risks Related To Our Business and Investment Strategy — We operate in a highly competitive market for investment opportunities.”

Government Regulation

Our activities, including the financing of our operations, are subject to a variety of federal and state regulations. In addition, a majority of states have ceilings on interest rates chargeable to certain customers in financing transactions.

Employees

As of December 31, 2006, we had no full-time employees.

Code of Business Conduct and Ethics and Corporate Governance Documents

We have adopted a code of business conduct and ethics that applies to all of our officers, including our principal executive officer and principal financial and accounting officer, and all of the employees of our Manager. This code of business conduct and ethics is designed to comply with SEC regulations and New York Stock Exchange corporate governance rules related to codes of conduct and ethics and is posted on our corporate website at

http://www.crystalriverreit.com. In addition, our corporate governance guidelines and charters for our audit, compensation and corporate governance committees of the board of directors are posted on our corporate website. Copies of our code of business conduct and ethics, our corporate governance guidelines and our committee charters are also available free of charge, upon request directed to Investor Relations, Crystal River Capital, Inc., Three World Financial Center, 200 Vesey Street, 10th Floor, New York, NY 10281-1010.

Website Access to Reports

We maintain a website at http://www.crystalriverreit.com. Effective as of July 27, 2006, through our website, we make available, free of charge, our annual proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains these reports at http://www.sec.gov.

Item 1A.	Risk Factors.

Risks Related to Our Business and Investment Strategy

We have a limited operating history and limited experience as a REIT, and we may not be able to successfully operate our business or generate sufficient revenue to make or sustain dividends to stockholders.

We were recently organized and have a limited operating history and limited experience operating as a REIT. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of your investment could decline substantially. Our ability to achieve attractive risk-adjusted returns is dependent on our ability both to generate sufficient cash flow to pay an attractive dividend and to achieve capital appreciation, and we cannot assure you we will do either. There can be no assurance that we will be able to generate sufficient revenue from operations to pay our operating expenses and make or sustain dividends to stockholders.

We are dependent on Hyperion Brookfield Crystal River and our sub-advisors and may not find suitable replacements if Hyperion Brookfield Crystal River terminates the management agreement.

We are externally managed by Hyperion Brookfield Crystal River. Most of our officers are employees of Hyperion Brookfield or certain of its affiliates. We have no separate facilities and are completely reliant on Hyperion Brookfield Crystal River, which has significant discretion as to the implementation of our operating policies and strategies. We are subject to the risk that Hyperion Brookfield Crystal River will terminate the management agreement, thereby triggering a termination of our sub-advisors, and that no suitable replacements will be found to manage us. We believe that our success depends to a significant extent upon the experience of Hyperion Brookfield Crystal River’s executive officers, whose continued service is not guaranteed. If Hyperion Brookfield Crystal River terminates the management agreement, we may not be able to execute our business plan and may suffer losses, which could materially decrease cash available for distribution to our stockholders.

Hyperion Brookfield Crystal River has limited prior experience managing a REIT and we cannot assure you that Hyperion Brookfield Crystal River’s past experience will be sufficient to successfully manage our business as a REIT.

The federal income tax laws impose numerous constraints on the operations of REITs. Our Manager’s and its employees’ limited experience in managing a portfolio of assets under REIT and Investment Company Act of 1940, or the Investment Company Act, constraints may hinder their ability to achieve our investment objective. In addition, maintaining our REIT qualification limits the types of investments we are able to make. Our investors are not acquiring an interest in any of Hyperion Brookfield’s other managed entities or Hyperion Brookfield Crystal River or their respective subsidiaries through this offering. We can offer no assurance that Hyperion Brookfield through Hyperion Brookfield Crystal River will replicate its historical success or its management team’s success in its previous endeavors, and we caution you that our investment returns could be substantially lower than the returns achieved by funds managed by Hyperion Brookfield or Hyperion Brookfield’s other endeavors.

We are dependent upon Hyperion Brookfield’s key personnel and the resources of our sub-advisors for our success and the departure of any of these key personnel or the elimination of resources of our sub-advisors could negatively affect our performance.

We depend on the diligence, skill and network of business contacts of the senior management of Hyperion Brookfield, who direct the management activities of Hyperion Brookfield Crystal River. The senior management of Hyperion Brookfield evaluates, negotiates, structures, closes and monitors our investments. Our continued success will depend on the continued service of the senior management team of Hyperion Brookfield. The departure of any of the senior managers of Hyperion Brookfield, or of a significant number of the investment professionals or principals of Hyperion Brookfield or Hyperion Brookfield Crystal River, could have a material adverse effect on our performance. In addition, we can offer no assurance that Hyperion Brookfield Crystal River will remain as our manager or that we will continue to have access to Hyperion Brookfield’s principals and professionals or their information and deal flow. We also depend on the resources of our sub-advisors in connection with sourcing and managing our investments and executing our investment strategy.

Our base management fee is payable regardless of our performance, which could lead to conflicts of interest with our Manager.

Hyperion Brookfield Crystal River is entitled to receive a base management fee that is based on the amount of our equity (as defined in the management agreement), regardless of the performance of our portfolio. Hyperion Brookfield Crystal River’s entitlement to substantial non-performance based compensation might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. This in turn could hurt our ability to make distributions to our stockholders.

Hyperion Brookfield Crystal River’s incentive fee may induce it to make certain investments, including speculative investments, that increase the risk of our investment portfolio.

Hyperion Brookfield Crystal River’s entitlement to an incentive fee may cause it to invest in high-risk investments. In addition to its base management fee, Hyperion Brookfield Crystal River is entitled to receive incentive compensation based entirely upon our achievement of targeted levels of net income. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead Hyperion Brookfield Crystal River to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential generally are riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

Hyperion Brookfield Crystal River manages our portfolio pursuant to very broad investment guidelines and our board of directors does not approve each investment decision made by Hyperion Brookfield Crystal River, which may result in our making riskier investments with which you do not agree and which could cause our operating results and the value of our common stock to decline.

Hyperion Brookfield Crystal River is authorized to follow very broad investment guidelines. Although our directors periodically review our investment guidelines and our investment portfolio, other than any investments involving our affiliates or our sub-advisors’ affiliates or investments proposed by Brookfield Sub-Advisor, which they are required to review and approve prior to such investment being made, they do not review all of our proposed investments. In addition, in conducting periodic reviews, our directors may rely primarily on information provided to them by Hyperion Brookfield Crystal River or Brookfield Sub-Advisor. Furthermore, Hyperion Brookfield Crystal River and Brookfield Sub-Advisor may use complex strategies in structuring transactions for us and those transactions may be difficult or impossible to unwind. Subject to maintaining our REIT qualification and our exemption from regulation under the Investment Company Act, Hyperion Brookfield Crystal River has great latitude within the broad investment guidelines in determining the types of investments it makes for us.

The failure of our management to deploy our capital effectively could result in unfavorable returns, could have a material negative impact on our business, financial condition, liquidity and results of operations, could materially decrease cash available for distribution to our stockholders and could cause the value of our common stock to decline.

We may change our investment strategy and asset allocation without stockholder consent, which may result in riskier investments.

We have not adopted a policy as to the amounts to be invested in each of our intended investments, including securities rated below investment grade. Subject to our intention to invest in a portfolio that allows us to qualify as a REIT and remain eligible for an exclusion from regulation as an investment company under the Investment Company Act, we may change our investment strategy or asset allocation, including the percentage of assets that may be invested in each class, or in the case of securities, in a single issuer, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this report. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could negatively affect the market price of our common stock and our ability to make distributions to you.

There are conflicts of interest in our relationship with Hyperion Brookfield Crystal River, which could result in decisions that are not in the best interests of our stockholders.

We are entirely dependent on Hyperion Brookfield Crystal River for our day-to-day management and have no independent officers. Our chairman of the board, chief executive officer and president, chief financial officer, chief investment officer and executive vice president also serve as officers and/or directors of Hyperion Brookfield or certain of its affiliates. As a result, our management agreement with Hyperion Brookfield Crystal River was negotiated between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

Termination of the management agreement with Hyperion Brookfield Crystal River without cause is difficult and costly. The management agreement provides that it may only be terminated without cause following the initial term expiring on December 31, 2008, annually upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of at least a majority of the outstanding shares of our common stock, based upon:

•	unsatisfactory performance by Hyperion Brookfield Crystal River that is materially detrimental to us or

•	a determination that the management fee payable to Hyperion Brookfield Crystal River is not fair, subject to Hyperion Brookfield Crystal River’s right to prevent such a termination by accepting a mutually acceptable reduction of management fees.

Hyperion Brookfield Crystal River will be provided 180 days’ prior notice of any such termination and will be paid a termination fee equal to the amount of two times the sum of the average annual base management fee and the average annual incentive compensation earned by Hyperion Brookfield Crystal River during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. These provisions may increase the effective cost to us of terminating the management agreement, thereby restricting our ability to terminate Hyperion Brookfield Crystal River without cause.

The ability of Hyperion Brookfield and its officers and employees to engage in other business activities may reduce the time Hyperion Brookfield Crystal River spends managing us.

The management compensation structure that we have agreed to with Hyperion Brookfield Crystal River may cause Hyperion Brookfield Crystal River to invest in potentially higher yielding investments. Investments with higher yield potential generally are riskier or more speculative. The compensation we pay Hyperion Brookfield Crystal River consists of both a base management fee that is not tied to our performance and an incentive management fee that is based entirely on our performance. The risk of the base management fee component is that it may not sufficiently incentivize Hyperion Brookfield Crystal River to generate attractive risk-adjusted returns for us. The risk of the incentive fee component is that it may cause Hyperion Brookfield Crystal River to place undue emphasis on the maximization of GAAP net income at the expense of other criteria, such as preservation of capital, in order to achieve a higher incentive fee. This could result in increased risk to the value of our investment portfolio. Subject to certain limitations, Hyperion Brookfield Crystal River will receive at least 10% of its incentive fee in the form of shares of our common stock, and, at Hyperion Brookfield Crystal River’s option, may receive up to 100% of its incentive fee in the form of shares of our common stock. Hyperion Brookfield Crystal River has agreed not to sell such shares prior to one year after the date such shares are issued. Hyperion Brookfield Crystal River has the right in its discretion to allocate these shares to its officers, employees and other individuals who provide services to us. However, any of these shares that Hyperion Brookfield Crystal River allocates will be subject to the same one-year restriction on sale. Any such shares received would have the benefit of registration rights.

Hyperion Brookfield and our sub-advisors are not contractually obligated to dedicate their time to us and may engage in other activities that compete with us, which may result in conflicts of interest that could cause our results of operations to be lower or result in increased risk to the value of our investment portfolio.

The ability of Hyperion Brookfield, Brookfield Sub-Advisor and Ranieri & Co. and their respective officers and employees to engage in other business activities may result in conflicts of interest and, with respect to Brookfield Sub-Advisor and Ranieri & Co., may reduce the time they spend acting as a sub-advisor to us. In addition, the management compensation structure that we and our Manager have agreed to with Brookfield Sub-Advisor may cause Brookfield Sub-Advisor to source potentially higher yielding investments. Investments with higher yield potential generally are riskier or more speculative. The compensation our Manager pays Brookfield Sub-Advisor is equal to 20% of the base management fee and incentive management fees we pay to our Manager. In addition, for a 15-year period ending in April 2020, an affiliate of Ranieri & Co. will receive 20% of the base and incentive management fees and termination fees we pay to our Manager, net of sub-advisor fees. The base management fee is not tied to our performance and the incentive management fee is based entirely on our performance. The risk of the base management fee component is that it may not sufficiently incentivize Brookfield Sub-Advisor or Ranieri & Co. to generate attractive risk-adjusted returns for us in the investments that they source for us. The risk of the incentive fee component is that it may cause Brookfield Sub-Advisor or Ranieri & Co. to place undue emphasis on the maximization of GAAP net income at the expense of other criteria, such as preservation of capital, in order to achieve a higher incentive fee. This could result in increased risk to the value of our investment portfolio.

We may compete with existing and future investment vehicles for access to Hyperion Brookfield and our sub-advisors and their affiliates, which may reduce investment opportunities available to us.

Brookfield currently sponsors one investment vehicle, Brascan Real Estate Finance Fund, in which we have invested, and Hyperion Brookfield manages one investment vehicle, Brascan Adjustable Rate Trust, with investment focuses that overlap our investment focus. In addition, at December 31, 2006, Hyperion Brookfield managed 19 client accounts and mutual funds with investment focuses that overlap our investment focus, and each of Brookfield and Hyperion Brookfield may in the future sponsor or manage other investment vehicles that have overlapping focuses with our investment focus. Accordingly, we compete for access to the benefits that we expect our relationship with Hyperion Brookfield Crystal River and our sub-advisors and their affiliates to provide and to the time of their investment professionals to carry out and facilitate our investment activities. Our rights to participate in investment opportunities are subject to Hyperion Brookfield’s conflict of interest policy. Brookfield is not subject to Hyperion Brookfield’s conflict of interest policy and is not obligated to offer us any investment opportunities and any decision to do so will be entirely within its discretion. In addition, we may make investments that are senior or junior to participations in, or have rights and interests different from or adverse to, the investments made by other vehicles or accounts managed by Hyperion Brookfield or Brookfield. Our interests in such investments may conflict with the interests of such other vehicles or accounts in related investments at the time of origination or in the event of a default or restructuring of the investment. If a default occurs with respect to such an investment, Hyperion Brookfield Crystal River will advise our independent directors, who will direct Hyperion Brookfield Crystal River with respect to the resolution or disposition of the investment.

Our investment portfolio is heavily concentrated in agency adjustable-rate RMBS and we cannot assure you that we will be successful in achieving a more diversified portfolio.

As of December 31, 2006, more than 70.0% of our investment portfolio consisted of Agency Adjustable Rate RMBS. One of our key strategic objectives is to achieve a more diversified portfolio of investments that delivers attractive risk-adjusted returns. We cannot assure you that we will be successful in diversifying our investment portfolio, and even if we are successful in diversifying our investment portfolio it is likely that approximately 70.0% of our fully leveraged assets will be MBS. If we are unable to achieve a more diversified portfolio, we will be particularly exposed to the investment risks that relate to investments in adjustable-rate MBS, and we may suffer losses if investments in adjustable-rate MBS decline in value.

We leverage our investments, which may negatively affect our return on our investments and may reduce cash available for distribution.

We intend to continue to leverage our investments through borrowings, generally through the use of warehouse facilities, bank credit facilities, repurchase agreements, secured loans, securitizations, including the issuance of CDOs, loans to entities in which we hold, directly or indirectly, interests in pools of assets, and other borrowings. We are not limited in the amount of leverage we may use. The percentage of leverage varies depending on our ability to obtain credit facilities and the lenders’ and rating agencies’ estimate of the stability of the investments’ cash flow. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions increase the cost of our financing relative to the income that can be derived from the assets acquired. Our debt service payments will reduce cash flow available for distributions to stockholders. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy the obligations. We leverage certain of our assets through repurchase agreements. A decrease in the value of these assets may lead to margin calls which we will have to satisfy. We may not have the funds available to satisfy any such margin calls and may have to sell assets at a time when we might not otherwise choose to do so.

Further, credit facility providers and warehouse facility providers may require us to maintain a certain amount of uninvested cash or to set aside unlevered assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

Our failure to manage future growth effectively may have a material negative impact on our business, financial condition and results of operations.

Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on the senior management team of Hyperion Brookfield and its ability to identify and invest in securities that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of Hyperion Brookfield’s structuring of our investment process; its ability to provide competent, attentive and efficient services to us; and our access to financing on acceptable terms. Our ability to grow is also dependent upon Hyperion Brookfield’s ability to successfully hire, train, supervise and manage new employees. We may not be able to manage growth effectively or to achieve growth at all. Any failure to manage our future growth effectively could have a material negative impact on our business, financial condition and results of operations.

When we obtain financing, lenders can impose restrictions on us that affect our ability to incur additional debt, our capability to make distributions to stockholders and our flexibility to determine our operating policies. Loan documents we have executed contain, and loan documents we may execute in the future may contain, negative covenants that limit, among other things, our ability to repurchase stock, distribute more than a certain amount of our funds from operations, and employ leverage beyond certain amounts. Some of our master repurchase agreements in effect as of the date of this report contain negative covenants requiring us to maintain certain levels of net asset value, tangible net worth and available funds and comply with interest coverage ratios, leverage ratios and distribution limitations.

We may acquire investments from Hyperion Brookfield and Brookfield or their affiliates or otherwise participate in investments in which they have an interest or for which they have a related investment, which could result in conflicts of interest.

We expect that we will continue to acquire investments from Hyperion Brookfield and Brookfield or their affiliates, make investments that finance their investments or make co-investments with them. These transactions are not and will not be the result of arm’s length negotiations and involve conflicts between our interests and the interest of Hyperion Brookfield, Brookfield and their respective affiliates in obtaining favorable terms and conditions. There can be no assurance that any procedural protections, such as obtaining market prices, other reliable indicators of fair market value, independent valuations or appraisals and the prior approval of our independent directors, will be sufficient to ensure that the consideration we pay for these investments will not exceed their fair market value.

We operate in a highly competitive market for investment opportunities and we may not be able to identify and make investments that are consistent with our investment objectives.

A number of entities compete with us to make the types of investments that we plan to make. We compete with other REITs, public and private funds, commercial and investment banks and commercial finance companies. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. We cannot assure you that the competitive pressures we face will not have a material negative impact on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

Failure to procure adequate capital and funding would negatively affect our results and may, in turn, negatively affect the market price of shares of our common stock and our ability to distribute dividends.

We depend upon the availability of adequate funding and capital for our operations. As a REIT, we are required to distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and are therefore not able to retain significant amounts of our earnings for new investments. However, Crystal River Capital TRS Holdings, Inc., our TRS, is able to retain earnings for investment in new capital, subject to the REIT requirements that place a limitation on the relative value of TRS stock and securities owned by a REIT. The failure to secure acceptable financing could reduce our taxable income, as our investments would no longer generate the same level of net interest income due to the lack of funding or increase in funding costs. A reduction in our net income would reduce our liquidity and our ability to make distributions to our stockholders. We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. Therefore, in the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of our common stock and our ability to make distributions.

If we issue senior securities, we will be subject to additional restrictive covenants and limitations on our operating flexibility, which could materially decrease cash available for distribution to our stockholders.

If we decide to issue senior securities in the future, it is likely that they will be governed by an indenture or other instrument containing covenants that will restrict our operating flexibility. Holders of senior securities may be granted specific rights, including but not limited to the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under the indenture, rights to restrict dividend payments, and rights to require approval to sell assets. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. We, and indirectly our stockholders, will bear the cost of issuing and servicing such securities.

We may not be able to successfully complete securitization transactions, which could inhibit our ability to grow our business and could negatively affect our results of operations.

In addition to issuing senior securities to raise capital as described above, we may, to the extent consistent with the REIT requirements, seek to securitize certain of our portfolio investments to generate cash for funding new investments. This would involve creating a special-purpose vehicle, contributing a pool of our assets to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools). We would retain all or a portion of the equity in the securitized pool of portfolio investments. We have initially financed our investments with relatively short-term credit facilities and reverse repurchase arrangements. We use these short-term facilities to finance the acquisition of securities until a sufficient quantity of securities is accumulated, at which time we intend to refinance these facilities through a securitization, such as a CDO issuance, or other long-term financing. As a result, we are subject to the risk that we may not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible securities to maximize the efficiency of a CDO issuance. We also bear the risk that we may not be able to obtain short-term credit facilities or may not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible securities for a long-term financing. The inability to renew our short-term credit facilities may require us to seek more costly financing for our investments or to liquidate assets. In addition, conditions in the capital markets may make the issuance of a CDO impractical when we do have a sufficient pool of collateral. The inability to securitize our portfolio could hurt our performance and ability to grow our business. At the same time, the securitization of our portfolio investments might expose us to losses, as the residual portfolio investments in which we do not sell interests will tend to be riskier and more likely to generate losses.

We expect that the use of CDO financings with over-collateralization requirements may have a negative impact on our cash flow.

The terms of our initial CDO financing, CDO 2005-1, required that the principal amount of assets must exceed the principal balance of the related bonds by a certain amount, which is commonly referred to as “over-collateralization.” We expect that the terms of CDOs that we may issue in the future generally will provide for over-collateralization and that, if certain delinquencies and/or losses exceed specified levels, which we will establish based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the bonds, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive net income from assets collateralizing the obligations. We cannot assure you that the performance tests will be satisfied. In advance of completing negotiations with the rating agencies or other key transaction parties on our future CDO financings, we cannot assure you of the actual terms of the CDO delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net income to us. Failure to obtain favorable terms with regard to these matters may materially and adversely affect the availability of net income to us. If our assets fail to perform as anticipated, our over-collateralization or other credit enhancement expense associated with our CDO financings will increase.

An increase in our borrowing costs relative to the interest we receive on our assets may negatively affect our profitability and thus our cash available for distribution to our stockholders.

As our repurchase agreements and other short-term borrowings mature, we will be required either to enter into new borrowings or to sell certain of our investments at times when we might not otherwise choose to do so. An increase in short-term interest rates at the time that we seek to enter into new borrowings would reduce the spread between our returns on our assets and the cost of our borrowings. This would negatively affect our returns on our assets that are subject to prepayment risk, including our MBS, which might reduce earnings and, in turn, cash available for distribution to our stockholders.

We may not be able to renew the total return swaps that we enter into, which could adversely affect our leveraging strategy.

In the future, we may leverage certain of our investments through the use of total return swaps, which are swaps in which the non-floating rate side is based on the total return of an equity or fixed income instrument with a life longer than the swap. We may wish to renew many of the swaps, which are for specified terms, as they mature. However, there is a limited number of providers of such swaps, and there is no assurance the initial swap providers will choose to renew the swaps, and, if they do not renew, that we would be able to obtain suitable replacement providers. Providers may choose not to renew our total return swaps for a number of reasons, including:

•	increases in the provider’s cost of funding;

•	insufficient volume of business with a particular provider;

•	our desire to invest in a type of swap that the provider does not view as economically attractive due to changes in interest rates or other market factors; or

•	our inability to agree with a provider on terms.

Furthermore, our ability to invest in total return swaps, other than through a TRS, may be severely limited by the REIT qualification requirements because total return swaps are not qualifying assets and do not produce qualifying income for purposes of the REIT asset and income tests.

Hedging against interest rate exposure may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

Subject to maintaining our qualification as a REIT and our exemption from regulation under the Investment Company Act, we often pursue various hedging strategies to seek to reduce our exposure to losses from adverse changes in interest rates. Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the amount of income that a REIT may earn from hedging transactions (other than through TRSs) to offset interest rate losses is limited by federal tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the party owing money in the hedging transaction may default on its obligation to pay.

Our hedging activity may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders. We may utilize instruments such as forward contracts and interest rate swaps, caps, collars and floors and credit default swaps to seek to hedge against mismatches between the cash flows on our assets and the interest payments on our liabilities or fluctuations in the relative values of our portfolio positions, in each case resulting from changes in market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

Although we may enter into hedging transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

In addition, by entering into derivative contracts in connection with hedging transactions, we could be required to fund cash payments in certain circumstances. These potential payments will be contingent liabilities and therefore may not appear on our balance sheet. Our ability to fund these contingent liabilities will depend on the liquidity of our assets and access to capital at the time, and the need to fund these contingent liabilities could adversely affect our financial condition.

Our failure to achieve adequate operating cash flow could reduce our cash available for distribution to our stockholders.

As a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders, determined without regard to the deduction for dividends paid and excluding net capital gain. Our ability to make and sustain cash distributions is based on many factors, including the return on our investments, operating expense levels and certain restrictions imposed by Maryland law. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay future dividends, which may also have a negative impact on our stock price. No assurance can be given as to our ability to pay distributions.

Loss of Investment Company Act exclusion would adversely affect us and could cause a decline in the market price of our common stock and limit our ability to distribute dividends.

Because registration as an investment company would significantly affect our ability to engage in certain transactions or to organize ourselves in the manner we are currently organized, we intend to maintain our qualification for certain exclusions from registration under the Investment Company Act. Because we conduct our business directly and through wholly-owned subsidiaries, we must ensure not only that we, but also that each of our subsidiaries, qualify for an exclusion or exemption from regulation under the Investment Company Act.

For purposes of the ensuing discussion “we” and “our” refer to Crystal River Capital, Inc. alone and not its subsidiaries.

We rely on the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act (and potentially Section 3(c)(6) if, from time to time, we engage in business through one or more majority-owned subsidiaries).

Section 3(c)(5)(C), as interpreted by the staff of the Commission, requires us to invest at least 55% of our assets in “mortgages and other liens on and interests in real estate,” referred to as qualifying real estate assets, and at least 80% of our assets in qualifying real estate assets plus real estate-related assets. We will treat our direct ownership interests in real property (held in the form of fee interests) and our whole mortgage loans as qualifying real estate assets. In addition, we will treat our ownership interest in pools of whole loan RMBS, in cases in which we acquire the entire beneficial interest in a particular pool, as qualifying real estate assets based on no-action positions of the Division.

We also invest in other types of RMBS, CMBS, B Notes and mezzanine loans, which we will not treat as qualifying real estate assets for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C) unless such treatment is consistent with guidance provided by the Commission or the Division. We have not requested no-action or other interpretative guidance or applied for an exemptive order with respect to the treatment of such assets. In the absence of guidance of the Commission or the Division that otherwise supports the treatment of such investments as qualifying real estate assets, we will treat them, for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C), as real estate-related assets or miscellaneous assets, as appropriate.

As of December 31, 2006, our investments in RMBS whole pool certificates comprise in excess of 67.0% of our assets, and coupled with our whole mortgage loan investments, comprise in excess of 72.0% of our assets. Such qualifying real estate assets, coupled with our real estate-related assets, comprise in excess of 90.0% of our assets as of December 31, 2006. We monitor our assets to ensure that at least 55% of our assets consist of qualifying real estate assets, and that at least 80% of our assets consist of qualifying real estate assets and real estate-related assets. We expect, when required due to the mix of our investments, to acquire pools of whole loan RMBS for compliance purposes. Investments in such pools may not represent an optimum use of our investable capital when compared with the available investments we target pursuant to our investment strategy.

If we fail to satisfy the requirements provided in the Investment Company Act to preserve our exclusion from regulation under the Investment Company Act, we could be required to materially restructure our activities and to register as an investment company under the Investment Company Act, which could have a material adverse effect on our operating results. Further, if it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the Commission, that we would be unable to enforce contracts with third parties, and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company.

Rapid changes in the values of our MBS and other real estate related investments may make it more difficult for us to maintain our qualification as a REIT or exclusion from regulation under the Investment Company Act, which may cause us to change our mix of portfolio investments which may not produce optimal returns consistent with our investment strategy.

If the market value or income potential of our MBS and other real estate related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exclusion from regulation under the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated if the assets that we need to sell in order to comply with the requirements for qualification as a REIT or to qualify for an exclusion from regulations under the Investment Company Act have no pre-existing trading market and cannot easily be sold. To the extent that the assets we need to sell are composed of subordinated MBS, individually-negotiated loans, loan participations or mezzanine loans where there is no established trading market, we may have difficulty selling such investments quickly for their fair value. Accordingly, we may have to make investment decisions that we otherwise would not make absent the REIT and Investment Company Act considerations.

We are highly dependent on communications and information systems operated by Hyperion Brookfield or by third parties, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is highly dependent on communications and information systems, including all of Hyperion Brookfield’s proprietary analytical systems and models and certain third-party systems and models. Any failure or interruption of our systems or the systems operated by Hyperion Brookfield or by third parties on which we rely, as we experienced as part of system-wide interruptions following the September 11, 2001 terrorist attacks and the East Coast electrical power blackout in August 2003, could cause delays or other problems in our securities trading activities, including MBS trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends.

We will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and furnish a report on our internal control over financial reporting as of the end of 2007.

Based on current laws and regulations, we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) in 2007. Section 404 requires us to assess and attest to the effectiveness of our internal control over financial reporting and requires our independent registered public accounting firm to opine as to the adequacy of our assessment and effectiveness of our internal control over financial reporting. Our efforts to comply with Section 404 will result in us incurring significant expenses through 2007 that we estimate will exceed $750,000.

Even with those expenditures, we may not receive an unqualified opinion from our independent registered public accounting firm in regard to our internal control over financial reporting. The existence of a material weakness in our internal control over financial reporting could result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the trading price of our common stock.

Terrorist attacks and other acts of violence or war may affect the market for our common stock, the industry in which we conduct our operations and our profitability.

The terrorist attacks on September 11, 2001 disrupted the U.S. financial markets, including the real estate capital markets, and negatively affected the U.S. economy in general. Any future terrorist attacks, the anticipation of any such attacks, the consequences of any military or other response by the U.S. and its allies, and other armed conflicts could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. The economic impact of these events could also adversely affect the credit quality of some of our loans and investments and the property underlying our ABS securities. Some of our loans and investments are more susceptible to the adverse effects discussed above than others, such as hotel loans, which may experience a significant reduction in occupancy rates following any future attacks. We may suffer losses as a result of the adverse impact of any future attacks and these losses may adversely affect our performance and revenues and may result in volatility of the value of our securities. A prolonged economic slowdown, a recession or declining real estate values could impair the performance of our investments and harm our financial condition, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We cannot assure you that there will not be further terrorist attacks against the United States or U.S. businesses, and we cannot predict the severity of the effect that such future events would have on the U.S. financial markets, the economy or our business. The types of losses described above resulting from these types of events are uninsurable.

In addition, the events of September 11 created significant uncertainty regarding the ability of real estate owners of high-profile assets to obtain insurance coverage protecting against terrorist attacks at commercially reasonable rates, if at all. With the enactment of the Terrorism Risk Insurance Act of 2002 (TRIA), and the subsequent enactment of the Terrorism Risk Insurance Extension Act of 2005, which extended TRIA through the end of 2007, insurers must make terrorism insurance available under their property and casualty insurance policies, but this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market’s overall liquidity and it may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties in which we invest are unable to obtain affordable insurance coverage, the value of those investments could decline, and in the event of an uninsured loss, we could lose all or a portion of our investment.

Risks Related to Our Investments

Our real estate investments are subject to risks particular to real property, any of which could reduce our returns on such investments and limit our cash available for distribution to our stockholders.

We own assets secured by real estate and may own real estate directly. Real estate investments will be subject to various risks, including:

•	acts of God, including hurricanes, earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and market conditions;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	costs of remediation and liabilities associated with environmental conditions such as indoor mold; and

•	the potential for uninsured or underinsured property losses.

If any of these or similar events occurs, it may reduce our return from an affected property or investment and reduce or eliminate our ability to make distributions to stockholders.

The mortgage loans we invest in and the mortgage loans underlying the MBS and asset-backed securities we invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.

Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

Residential mortgage loans are secured by single-family residential property and are subject to risks of delinquency, foreclosure, and loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of God, terrorism, social unrest and civil disturbances, may impair a borrower’s ability to repay its loans. ABS are bonds or notes backed by loans and/or other financial assets. The ability to repay these loans or other financial assets is dependant upon the income or assets of the borrower.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law, which could result in a total loss of our investment.

Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. RMBS evidence interests in, or are secured by, pools of residential mortgage loans and CMBS evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the MBS in which we invest are subject to all of the risks of the underlying mortgage loans.

In addition, residential mortgage borrowers are not typically prevented by the terms of their mortgage loans from prepaying their loans in whole or in part at any time. Borrowers prepay their mortgages for many reasons, but typically, when interest rates decline, borrowers tend to prepay at faster rates. To the extent that the underlying mortgage borrowers in any of our mortgage loan pools or the pools underlying any of our mortgage-backed securities prepay their loans, we will likely receive funds that will have to be reinvested, and we may need to reinvest those funds at less desirable rates of return.

Approximately 3.3% of our investment portfolio as of December 31, 2006 was comprised of mortgage-backed securities collateralized by sub-prime residential mortgages. Sub-prime residential mortgage loans are generally loans to credit impaired borrowers and borrowers that are ineligible to qualify for loans from conventional mortgage sources due to loan size, credit characteristics or documentation standards. Loans to lower credit grade borrowers generally experience higher-than-average default and loss rates than do conforming mortgage loans. Material differences in expected default rates, loss severities and/or prepayments on the sub-prime mortgage loans from what was estimated in connection with the original underwriting of such loans could cause reductions in our income and adversely affect our operating results, with respect to our investments in mortgage-backed securities. If we underestimate the extent of losses that our investments in mortgage-backed securities will incur, then our business, financial condition, liquidity and results of operations could be adversely affected. We are not aware of any defaults in our portfolio as of the date of this report. For a description of the recent weakness in the sub-prime market, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends — Weakness of sub-prime MBS market.”

We may not be able to identify satisfactory alternative investments to successfully balance the interest rate or mark-to-market risk inherent in our RMBS investments, which could result in losses to us.

As of December 31, 2006, greater than 70.0% of our investment portfolio consisted of Agency Adjustable Rate RMBS and greater than 7.5% of our investment portfolio consisted of Non-Agency RMBS. If we are not able to identify and acquire satisfactory alternative investments, our portfolio will be concentrated in a less diversified portfolio of RMBS investments. This would increase our dependence on these investments and increase our interest rate and mark-to-market risk inherent in RMBS investments, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends.

An increase in the yield spread of our assets may cause the market price of our common stock to drop.

One of the factors that investors may consider in deciding whether to buy or sell shares of our common stock is the relative yield spread differential between the assets that we own and their valuation relative to comparable duration Treasuries. An increase in the yield spread differential could lower the book value of our assets, which could lower the value of our common stock.

Our investments in CMBS generally are subordinated and could subject us to increased risk of losses.

In general, losses on an asset securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit provided by the borrower, if any, then by the “first loss” subordinated security holder and then by the “second loss” subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related MBS, the securities in which we invest may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us.

The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgages underlying MBS to make principal and interest payments or to refinance may be impaired. In this case, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities.

Our assets may include high yield and subordinated corporate securities that have greater risks of loss than secured senior loans and if those losses are realized, they could negatively affect our earnings, which could materially decrease cash available for distribution to our stockholders.

Our assets may include high yield and subordinated securities that involve a higher degree of risk than long-term senior secured loans. First, the high yield securities may not be secured by mortgages or liens on assets. Even if secured, these high yield securities may have higher loan-to-value ratios than a senior secured loan. Furthermore, our right to payment and the security interest may be subordinated to the payment rights and security interests of the senior lender. Therefore, we may be limited in our ability to enforce our rights to collect these loans and to recover any of the loan balance through a foreclosure of collateral.

Certain of these high yield and subordinated securities may have an interest only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the obligation. In this case, a borrower’s ability to repay its obligation may be dependent upon a liquidity event that will enable the repayment of the obligation.

In addition to the above, numerous other factors may affect a company’s ability to repay its obligation, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. A deterioration in a company’s financial condition and prospects may be accompanied by deterioration in the collateral for the obligation. Losses in our high yield and subordinated securities could negatively affect our earnings, which could materially decrease cash available for distribution to our stockholders.

High yield and subordinated securities from highly leveraged companies may have a greater risk of loss which, in turn, could materially decrease cash available for distribution to our stockholders.

Leverage may have material adverse consequences to the companies in which we will hold investments. These companies may be subject to restrictive financial and operating covenants. The leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to business opportunities may be limited. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. As a result, leveraged companies have a greater risk of loss. Losses on our investments could negatively affect our earnings, which could materially decrease cash available for distribution to our stockholders.

We may continue to invest in the equity securities of CDOs, and such investments involve various significant risks, including that CDO equity receives distributions from the CDO only if the CDO generates enough income to first pay the holders of its debt securities and its expenses.

We may continue to invest in the equity securities of CDOs. A CDO is a special-purpose vehicle that purchases collateral (such as ABS) that is expected to generate a stream of interest or other income. The CDO issues various classes of securities that participate in that income stream, typically one or more classes of debt instruments and a class of equity securities. The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and its expenses. However, there will be little or no income available to the CDO equity if there are defaults by the issuers of the underlying collateral and those defaults exceed a certain amount. In that event, the value of our investment in the CDO’s equity could decrease substantially. In addition, the equity securities of CDOs are generally illiquid, and because they represent a leveraged investment in the CDO’s assets, the value of the equity securities will generally have greater fluctuations than the values of the underlying collateral.

We may enter into warehouse agreements in connection with investments in the equity securities of CDOs structured for us and, if the investment in a CDO is not consummated, the warehoused collateral will be sold and we must bear any loss resulting from the purchase price of the collateral exceeding the sale price.

In connection with future investment in CDOs that Hyperion Brookfield structures for us, we expect to enter into warehouse agreements with investment banks or other financial institutions, pursuant to which the institution initially will finance the purchase of the collateral that will be transferred to the CDO. Hyperion Brookfield will select the collateral. If the CDO transaction is not consummated, the institution would liquidate the warehoused collateral and we would have to pay any amount by which the original purchase price of the collateral exceeds its sale price, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the CDO transaction is consummated, if any of the warehoused collateral is sold before the consummation, we will have to bear any resulting loss on the sale. The amount at risk in connection with the warehouse agreements supporting our investments in CDOs generally is the amount that we have agreed to invest in the equity securities of the CDOs. Although we would expect to complete the CDO transaction within about three to nine months after the warehouse agreement is signed, we cannot assure you that we would in fact be able to complete any such transaction or complete it within the expected time period.

We may lose money on our repurchase transactions if the counterparty to the transaction defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of that term or if we default on our obligations under the repurchase agreement.

When we engage in a repurchase transaction, we generally sell securities to the transaction counterparty and receive cash from the counterparty. The counterparty is obligated to resell the securities back to us at the end of the term of the transaction, which is typically 30-90 days. Because the cash we receive from the counterparty when we initially sell the securities to the counterparty is less than the value of those securities (typically up to about 97% of that value), if the counterparty defaults on its obligation to resell the securities back to us, we would incur a loss on the transaction equal to about 3% of the value of the securities (assuming there was no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Any losses we incur on our repurchase transactions could negatively affect our earnings, and thus decrease our cash available for distribution to our stockholders.

If we default on one of our obligations under a repurchase transaction, the counterparty can terminate the transaction and cease entering into any other repurchase transactions with us. In that case, we would likely need to establish a replacement repurchase facility with another repurchase dealer in order to continue to leverage our portfolio and carry out our investment strategy. There is no assurance we would be able to establish a suitable replacement facility.

Investments in mezzanine loans involve greater risks of loss than senior loans secured by income-producing properties.

Investments in mezzanine loans take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests in the entity that directly or indirectly owns the property. These types of investments involve a higher degree of risk than a senior mortgage loan because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the property owning entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. As a result, we may not recover some or all of our investment, which could result in losses. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

Increases in interest rates could negatively affect the value of our investments, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.

We invest indirectly in mortgage loans by purchasing MBS. Under a normal yield curve, an investment in MBS will decline in value if long-term interest rates increase. Despite Fannie Mae, Freddie Mac or Ginnie Mae guarantees of certain of the MBS we own, those guarantees do not protect us from declines in market value caused by changes in interest rates. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.

A significant risk associated with our investment in MBS is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates increase significantly, the market value of these MBS would decline and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on the repurchase agreements we may enter into in order to finance the purchase of MBS.

Market values of our investments may decline without any general increase in interest rates for a number of reasons, such as increases in defaults, increases in voluntary prepayments for those investments that are subject to prepayment risk, and widening of credit spreads.

We remain subject to losses on our mortgage portfolio despite the significant concentration of highly-rated MBS in our portfolio.

A significant portion of our current assets are invested in MBS that either are agency-backed or are rated investment grade by at least one rating agency. Although highly-rated MBS generally are subject to a lower risk of default than lower credit quality MBS and may benefit from third-party credit enhancements such as insurance or corporate guarantees, there is no assurance that such MBS will not be subject to credit losses. Furthermore, ratings are subject to change over time as a result of a number of factors, including greater than expected delinquencies, defaults or credit losses, or a deterioration in the financial strength of corporate guarantors, any of which may reduce the market value of such securities. Furthermore, ratings do not take into account the reasonableness of the issue price, interest rate risk, prepayment risk, extension risk or other risks associated with such MBS. As a result, although we attempt to mitigate our exposure to credit risk in our mortgage portfolio on a relative basis by focusing on highly-rated MBS, we cannot completely eliminate credit risk and remain subject to other risks to our investment portfolio that could cause us to suffer losses, which may harm the market price of our common stock.

Some of our portfolio investments are recorded at fair value as estimated by management and reviewed by our board of directors and, as a result, there is uncertainty as to the value of these investments.

Some of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded is not readily determinable. We value these investments quarterly at fair value as determined under policies approved by our board of directors. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments is materially higher than the values that we ultimately realize upon their disposal.

The value of investments denominated or quoted in international currencies may decrease due to fluctuations in the relative rates of exchange among the currencies of different nations and by exchange control regulations.

If we make investments denominated or quoted in foreign currencies, our investment performance may be negatively affected by a devaluation of that currency. Further, our investment performance may be negatively affected by currency exchange rates because the U.S. dollar value of investments denominated or quoted in another currency may increase or decrease in response to changes in the value of the currency in relation to the U.S. dollar.

Declines in the market values of our investments may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

A substantial portion of our assets are classified for accounting purposes as “available-for-sale.” Changes in the market values of those assets are directly charged or credited to stockholders’ equity. As a result, a decline in values may reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale security is other than temporary, such decline will reduce earnings.

All of our repurchase agreements are subject to bilateral margin calls in the event that the collateral securing our obligations under those facilities exceeds or does not meet our collateralization requirements. The analysis of sufficiency of collateralization is undertaken daily, and the thresholds for adjustment range from $100,000 to $500,000. As of December 31, 2006, on a net basis, the fair value of the collateral, including restricted cash, securing our obligations under repurchase agreements exceeded the amount of such obligations by approximately $166.0 million.

A decline in the market value of our assets may adversely affect us particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we would have to sell the assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to stockholders.

The lack of liquidity in our investments may harm our business.

We have made investments and, subject to maintaining our REIT qualification and our exemption from regulation under the Investment Company Act, expect to make additional investments in securities that are not publicly traded. A portion of these securities may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments, such as subordinated MBS or investments in timber or power generating assets, may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Moreover, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or Hyperion Brookfield Crystal River has or could be attributed with material nonpublic information regarding such business entity.

Failure to comply with negative covenants contained in our repurchase facilities agreements will limit available financing under these agreements.

We obtain a significant portion of our funding through the use of repurchase facilities. Certain of our repurchase facility agreements include negative covenants that, if breached, may cause transactions to be terminated early. Except as noted below, the repurchase facility agreements do not include negative covenants other than those contained in the standard master repurchase agreement as published by the Bond Market Association. One of our master repurchase agreements provides that it may be terminated if, among other things, certain material decreases in net asset value occur, our chief executive officer ceases to be involved in the day-to-day operations of our Manager, we lose our REIT status or our Manager is terminated. An event of default or termination event under the standard master repurchase agreement or the additional provisions explained above would give our counterparty the option to terminate all repurchase transactions existing with us and make any amount due by us to the counterparty payable immediately. If we are required to terminate outstanding repurchase transactions and are unable to negotiate favorable terms of replacement financing, cash will be negatively affected. This may reduce the amount of capital available for investing and/or may negatively affect our ability to distribute dividends. In addition, we may have to sell assets at a time when we might not otherwise choose to do so.

We may not be able to acquire eligible investments for a CDO issuance, or we may not be able to issue CDO securities on attractive terms, which may require us to seek more costly financing for our investments or to liquidate assets.

We intend to continue to acquire debt instruments and finance them on a non-recourse long-term basis, such as through the issuance of CDOs. During the period that we are acquiring these assets, we intend to finance our purchases through relatively short-term credit facilities. We use short-term warehouse lines of credit to finance the acquisition of instruments until a sufficient quantity is accumulated, at which time we may refinance these lines through a securitization, such as a CDO issuance, or other long-term financing. As a result, we are subject to the risk that we will not be able to acquire, during the period that our warehouse facility is available, a sufficient amount of eligible assets to maximize the efficiency of a CDO issuance. In addition, conditions in the capital markets may make the issuance of CDOs less attractive to us when we do have a sufficient pool of collateral. If we are unable to issue a CDO to finance these assets, we may be required to seek other forms of potentially less attractive financing or otherwise to liquidate the assets.

A prolonged economic slowdown, a recession or declining real estate values could impair the performance of our investments and harm our operating results.

Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses in our investments and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and have a negative impact on our operating results.

We may be exposed to environmental liabilities with respect to properties to which we take title, which could impair the performance of our investments and harm our operating results.

In the course of our business, we have and may continue to take title to real estate, and, we could be subject to environmental liabilities with respect to these properties. In these circumstances, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs that could expose us to unexpected economic losses in the future.

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. We expect that from time to time, in addition to the interest rate swaps, credit default swaps and currency swaps into which we had entered as of December 31, 2006, we may in the future enter into forward contracts and cash flow swaps as part of our hedging strategy.

In addition, hedging instruments involve risk because they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Subject to maintaining our qualification as a REIT, part of our investment strategy involves entering into derivative contracts that could require us to fund cash payments in the future under certain circumstances, e.g., the early termination of the derivative agreement caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the derivative contract. The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our financial results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time. The need to fund these obligations could negatively affect our financial condition.

Prepayment rates could negatively affect the value of our MBS, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.

In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ abilities to prepay their loans. Homeowners tend to prepay mortgage loans faster when interest rates decline. Consequently, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when interest rates increase. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on our mortgage-backed securities portfolio and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our stockholders.

Despite Fannie Mae, Freddie Mac or Ginnie Mae guarantees of principal and interest related to certain of the MBS we own, those guarantees do not protect investors against prepayment risks.

Our Manager’s due diligence may not reveal all of an entity’s liabilities and may not reveal other weaknesses in its business, which could lead to investment losses.

Before investing in a company, our Manager assesses the strength and skills of the company’s management and other factors that our Manager believes are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, our Manager relies on the resources available to it and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. There can be no assurance that our Manager’s due diligence processes will uncover all relevant facts or that any current or future investment will be successful and not result in investment losses.

We, or other owners of income-producing real property, may not be able to relet or renew leases of properties on favorable terms.

We are subject to the risk that upon expiration of leases for space located at any income-producing property that we purchase or that serves as collateral for MBS securities that we purchase, the space may not be relet or, if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to tenants) may be less favorable than the expiring lease terms. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by a property. If we, or the other owners of such properties, are unable to relet or renew leases for all or substantially all of the space at any such properties, if the rental rates upon such renewal or reletting are significantly lower than expected, or if reserves for these purposes prove inadequate, we may be required to reduce or eliminate distributions to our stockholders.

Insurance on commercial real estate may not cover all losses.

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. Any uninsured loss could result in both loss of cash flow from and the asset value of the affected property.

Any investments in timber assets will expose us to special risks.

We may invest in timber assets. The demand for and supply of standing timber continually fluctuates, which leads to significant volatility in timber prices. Availability of timber supplies is influenced by many factors, including changes in weather patterns and harvest strategies of industry participants, pest infestations and forest fires. Such factors will affect the volume of any timber assets we may harvest and, as is typical in the industry, we will not maintain insurance for any loss of standing timber as a result of natural disasters. The timber industry is subject to extensive environmental regulation, including protected species regulation, which may restrict timber harvesting from time to time and may lead to increased costs of harvesting, all of which will affect the performance of any timber assets in which we invest.

Any investments in power generation assets will expose us to special risks.

We may invest in power generation assets. The demand for and supply of electricity continually fluctuates, which leads to significant volatility in electricity prices both intra-day and seasonally. Availability of electricity is influenced by many factors, including production strategies of industry participants that take into account the cost and volume of energy inputs such as coal, uranium or gas required to generate electricity relative to the market price of electricity, adverse weather variations that affect primarily hydroelectric facilities, equipment failures, and the current regulatory environment and availability of transmission, all of which will affect the performance of any power generation assets in which we invest.

Risks Related to Our Organization and Structure

Our charter and bylaws contain provisions that may inhibit potential takeover bids that you and other stockholders may consider favorable, and the market price of our common stock may be lower as a result.

Our charter and bylaws contain provisions that may have an anti-takeover effect and inhibit a change in our board of directors. These provisions include the following:

•	There are ownership limits and restrictions on transferability and ownership in our charter. In order to qualify as a REIT for each taxable year after 2005, not more than 50% of the value of our outstanding stock may be owned, directly or constructively, by five or fewer individuals during the second half of any calendar year and our shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. To assist us in satisfying these tests, our charter generally prohibits any person from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our outstanding capital stock, subject to important exceptions. These restrictions may:

•	discourage a tender offer or other transactions or a change in the composition of our board of directors or control that might involve a premium price for our shares or otherwise be in the best interests of our stockholders; or

•	result in shares issued or transferred in violation of such restrictions being automatically transferred to a trust for a charitable beneficiary and thereby resulting in a forfeiture of ownership of the additional shares.

•	Our charter permits our board of directors to issue stock with terms that may discourage a third party from acquiring us. Our charter permits our board of directors to amend the charter without stockholder approval to increase the total number of authorized shares of stock or the number of shares of any class or series and to issue common or preferred stock having preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by our board of directors. Thus, our board of directors could authorize the issuance of stock with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price of our shares.

•	Maryland Control Share Acquisition Act. Maryland law provides that “control shares” of a corporation acquired in a “control share acquisition” will have no voting rights except to the extent approved by a vote of two-thirds of the votes eligible to be cast on the matter under the Maryland Control Share Acquisition Act. “Control shares” means voting shares of stock that, if aggregated with all other shares of stock owned by the acquiror or in respect of which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of voting power: one-tenth or more but less than one-third, one-third or more but less than a majority, or a majority or more of all voting power. A “control share acquisition” means the acquisition of control shares, subject to certain exceptions.

If voting rights or control shares acquired in a control share acquisition are not approved at a stockholders’ meeting or if the acquiring person does not deliver an acquiring person statement as required by the Maryland Control Share Acquisition Act, then subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a stockholders’ meeting and the acquiror becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights. Our bylaws contain a provision exempting acquisitions of our shares from the Maryland Control Share Acquisition Act. However, our board of directors may amend our bylaws in the future to repeal or modify this exemption, in which case any control shares of our company acquired in a control share acquisition will be subject to the Maryland Control Share Acquisition Act.

•	Business combinations. Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation’s shares; or

•	an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which such person otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by our board of directors.

After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•	two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares.

The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Our board of directors has adopted a resolution that provides that any business combination between us and any other person is exempted from the provisions of the Act, provided that the business combination is first approved by the board of directors. This resolution, however, may be altered or repealed in whole or in part at any time. If this resolution is repealed, or the board of directors does not otherwise approve a business combination, this statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

•	Staggered board. Our board of directors is divided into three classes of directors. The current terms of the directors expire in 2007, 2008 and 2009. Directors of each class are chosen for three-year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interests of our stockholders.

•	Our charter and bylaws contain other possible anti-takeover provisions. Our charter and bylaws contain other provisions that may have the effect of delaying, deferring or preventing a change in control of us or the removal of existing directors and, as a result, could prevent our stockholders from being paid a premium for their common stock over the then-prevailing market price.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interests.

Our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, our charter permits us to agree to indemnify our present and former directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each present or former director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect the potential return to stockholders.

We, directly or through Hyperion Brookfield, Hyperion Brookfield Crystal River or Brookfield may obtain confidential information about the companies in which we have invested or may invest. If we do possess confidential information about such companies, there may be restrictions on our ability to dispose of, increase the amount of, or otherwise take action with respect to an investment in those companies. Our management of investment funds could create a conflict of interest to the extent Hyperion Brookfield Crystal River is aware of inside information concerning potential investment targets. We have implemented compliance procedures and practices designed to ensure that inside information is not used for making investment decisions on behalf of the funds and to monitor funds invested. We cannot assure you, however, that these procedures and practices will be effective. In addition, this conflict and these procedures and practices may limit the freedom of Hyperion Brookfield Crystal River to make potentially profitable investments, which could negatively affect our operations. These limitations imposed by access to confidential information could therefore negatively affect the potential market price of our common stock and the ability to distribute dividends.

Tax Risks

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy various tests regarding the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forego investments we might otherwise make. This difficulty may be exacerbated by the illiquid nature of many of our non-real estate assets. Thus, compliance with the REIT requirements may hinder our investment performance.

Certain financing activities may subject us to U.S. federal income tax.

We have not and currently do not intend to enter into any transactions that could result in us or a portion of our assets being treated as a “taxable mortgage pool” for federal income tax purposes. However, it is possible that in the future we may enter into transactions that will have that effect. If we enter into such a transaction at the REIT level, although the law on the matter is unclear, we might be taxable at the highest corporate income tax rate on a portion of the income arising from a taxable mortgage pool that is allocable to the percentage of our stock held by “disqualified organizations,” which are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from unrelated business taxable income. Disqualified organizations are permitted to own our stock. Because this tax would be imposed on us, all of our investors, including investors that are not disqualified organizations, would bear a portion of the tax cost associated with the classification of us or a portion of our assets as a taxable mortgage pool.

In addition, if we realize excess inclusion income and allocate it to stockholders, this income cannot be offset by losses of our stockholders. If the stockholder is a tax-exempt entity and not a disqualified organization, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Internal Revenue Code. If the stockholder is a foreign person, it would be subject to U.S. federal income tax withholding on this income without reduction or exemption pursuant to any otherwise applicable income tax treaty.

Failure to qualify as a REIT would subject us to U.S. federal income tax, which would reduce the cash available for distribution to our stockholders.

We operate in a manner that is intended to cause us to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and administrative interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Although we operate in such a manner so as to qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year.

If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets in order to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we could not re-elect REIT status until the fifth calendar year following the year in which we failed to qualify.

Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our stockholders.

In order to qualify as a REIT, we must distribute to our stockholders, each calendar year, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:

•	85% of our ordinary taxable income for that year;

•	95% of our capital gain net income for that year; and

•	100% our undistributed taxable income from prior years.

We intend to continue to distribute our net taxable income to our stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax. However, there is no requirement that domestic TRSs distribute their after-tax net income to their parent REIT or their stockholders and Crystal River Capital TRS Holdings, Inc., our TRS, may determine not to make any distributions to us.

Our taxable income may substantially differ from our net income as determined based on generally accepted accounting principles, or GAAP, because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as phantom income. Although some types of phantom income are excluded to the extent they exceed 5% of our REIT taxable income in determining the 90% distribution requirement, we will incur corporate income tax and the 4% nondeductible excise tax with respect to any phantom income items if we do not distribute those items on an annual basis. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. In that event, we may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or times that we regard as unfavorable in order to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.

Dividends payable by REITs do not qualify for the reduced tax rates.

Legislation enacted in 2003 generally reduces the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates to 15% (through 2008). Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Ownership limitation may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.

In order for us to qualify as a REIT for each taxable year after our 2005 taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. In order to preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of any class or series of the outstanding shares of our capital stock.

This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Our ownership of and relationship with our TRS will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis.

Our TRS, Crystal River Capital TRS Holdings, Inc., as a domestic TRS, will pay federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us. The aggregate value of the TRS stock and securities owned by us should be less than 20% of the value of our total assets (including the TRS stock and securities). Furthermore, we monitor the value of our investments in TRSs for the purpose of ensuring compliance with the rule that no more than 20% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). In addition, we scrutinize all of our transactions with TRSs for the purpose of ensuring that they are entered into on arm’s length terms in order to avoid incurring the 100% excise tax described above. There can be no complete assurance, however, that we will be able to comply with the 20% limitation discussed above or to avoid application of the 100% excise tax discussed above.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge MBS and related borrowings. Under these provisions, our annual gross income from qualifying and non-qualifying hedges, together with any other income not generated from qualifying real estate assets, cannot exceed 25% of our gross income. In addition, our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through Crystal River Capital TRS Holdings, Inc. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were able to sell or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we utilize for our securitization transactions even though such sales or structures might otherwise be beneficial to us.

It may be possible to reduce the impact of the prohibited transaction tax and the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests by conducting certain activities, holding non-qualifying REIT assets or engaging in CDO transactions through our TRSs, subject to certain limitations as described below. To the extent that we engage in such activities through TRSs, the income associated with such activities may be subject to full corporate income tax.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

At any time, the federal, state or local income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new tax law, regulation or administrative interpretation, or any amendment to any existing tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, tax law, regulation or administrative interpretation.

If we make distributions in excess of our current and accumulated earnings and profits, those distributions will be treated as a return of capital, which will reduce the adjusted basis of your stock, and to the extent such distributions exceed your adjusted basis, you may recognize a capital gain.

Unless you are a tax-exempt entity, distributions that we make to you generally will be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits as determined for federal income tax purposes. Although all of the distributions we made through December 31, 2006 represented distributions of earnings and profits and none represented a return of capital, if the amount we distribute to you exceeds your allocable share of our current and accumulated earnings and profits, the excess will be treated as a return of capital to the extent of your adjusted basis in your stock, which will reduce your basis in your stock but will not be subject to tax. To the extent the amount we distribute to you exceeds both your allocable share of our current and accumulated earnings and profits and your adjusted basis, this excess amount will be treated as a gain from the sale or exchange of a capital asset.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive and administrative offices are located in office space leased at Three World Financial Center, 200 Vesey Street, 10th Floor, New York, New York 10281-1010 and are provided by our Manager in accordance with the Management Agreement. Our telephone number is (212) 549-8400 and our website address is http://www.crystalriverreit.com.

We own two office buildings located in the Phoenix and Houston central business districts. The building in Phoenix is located at 201 North Central Avenue and comprises approximately 724,000 rentable square feet and approximately 1,900 parking spaces. The building in Houston is located at 1111 Fannin Street and comprises approximately 429,000 rentable square feet and approximately 470 parking spaces. The buildings are 100% leased on a triple-net basis for 15 years.

Item 3.  Legal Proceedings.

We are not party to any material litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

On November 9, 2006, we held our annual meeting of stockholders (the “Meeting”) in New York, New York for the purpose of (i) electing three Class I directors to serve on the board until our 2009 annual meeting of stockholders and until their successors are duly elected and qualified; and (ii) ratifying the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2006. The total number of shares of common stock entitled to vote at the Meeting was 25,019,500, of which 23,012,495 shares, or 92.0%, were present in person or by proxy.

The following table sets forth the number of votes in favor, the number of votes opposed, the number of abstentions (or votes withheld in the case of the election of directors) and broker non-votes with respect to each of the foregoing proposals.

	Votes in	Votes Opposed		Broker
Proposal 1	Favor	(Withheld)	Abstentions	Non-Votes

Janet Graham	22,347,599	—	664,896	—
Harald Hansen	22,346,599	—	665,896	—
Bruce K. Robertson	22,343,001	—	669,494	—

There was no solicitation in opposition to the foregoing nominees by stockholders. The terms of office for William F. Paulsen and Louis P. Salvatore, our Class II directors, and Rodman L. Drake and Clifford E. Lai, our Class III directors, continued after the Meeting.

The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 was approved by our stockholders with 22,978,922 votes “For,” 25,823 votes “Against” and 7,750 votes “Abstained,” none of which such abstentions were actually broker non-votes that were treated as abstentions.

Further information regarding the proposals is contained in our definitive proxy statement, filed with the Commission on October 6, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for trading on the New York Stock Exchange under the symbol “CRZ.” The table below sets forth, for the calendar quarters since the initial public offering of our common stock, the reported high and low sale prices for our common stock as reported on the NYSE composite transaction tape and the per share cash dividends declared on our common stock.

	High	Low	Dividend

2006
Fourth Quarter	$25.55	$21.57	$0.66
Third Quarter (from July 28, 2006)	23.00	21.30	0.60

The last reported sale price of our common stock on March 29, 2007 as reported on the NYSE composite transaction tape was $27.00. As of March 29, 2007, there were 17 holders of record of our common stock. Cede & Co. is the holder of record for 24,900,000 of such shares and it holds such shares as nominee for The Depository Trust Company.

We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles) to our shareholders so as to comply with the REIT provisions of the Internal Revenue Code. We intend to make dividend distributions quarterly and, if necessary for REIT qualification purposes, we may need to distribute any taxable income remaining after the distribution of the final regular quarterly dividend each year, together with the first regular quarterly dividend payment of the following taxable year or, at our discretion, in a special dividend distributed prior thereto. Furthermore, we seek to set our recurring dividend at a level that we believe is comfortably sustainable.

Our dividend policy is subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon our taxable income, our financial condition, our maintenance of REIT status and other factors as our board of directors deems relevant. All dividends declared in 2005 and 2006 are ordinary income.

Information relating to the dividends we declared in 2005 and 2006 is as follows:

	Dividend
	Amount	Declaration	Record	Payment	Total	Dividend
Fiscal Period	per Share	Date	Date	Date	Distribution	Type
					(In millions)

Second quarter 2005	$0.250	06/21/2005	06/30/2005	07/13/2005	$4.4	Regular
Third quarter 2005	0.575	09/28/2005	09/30/2005	10/13/2005	10.1	Regular
Fourth quarter 2005	0.725	12/23/2005	12/23/2005	12/30/2005	12.7	Regular
First quarter 2006	0.725	03/31/2006	03/31/2006	04/17/2006	12.7	Regular
Second quarter 2006	0.725	06/23/2006	06/30/2006	07/21/2006	12.7	Regular
Third quarter 2006	0.600	09/22/2006	10/04/2006	10/27/2006	15.0	Regular
Fourth quarter 2006	0.660	12/11/2006	12/29/2006	01/26/2007	16.5	Regular

The various instruments governing some of our master repurchase agreements impose certain restrictions on us with regard to dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments” included in this report.

We do not believe that the financial covenants contained in our master repurchase agreements will have any adverse impact on our ability to pay dividends in the normal course of business to our common stockholders or to distribute amounts necessary to maintain our qualification as a REIT.

All distributions through December 31, 2006 represented distributions of taxable earnings and profits; none represented a return of capital, and all distributions from and including October 13, 2005 were funded primarily from operating cash flows, and as necessary, to a lesser extent from the sale or repayment of our investments or from borrowings under our credit facilities or master repurchase agreements, and were not funded out of the offering proceeds from our March 2005 private offering or our August 2006 initial public offering. We believe that REIT taxable income for the 2006 year will be sufficient for our April 17, 2006, July 21, 2006, October 27, 2006 and January 26, 2007 distributions to be taxable as a dividend and not a return of capital. We cannot assure you that we will have sufficient cash available for future quarterly distributions at this level, or at all. See “Item 1A. Risk Factors.”

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2006:

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued upon	Weighted Average	under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities
	and Rights	and Rights	Reflected in Column
Plan Category	(a)	(b)	(a))

Equity compensation plans approved by stockholders	130,000	$25.00	1,499,250
Equity compensation plans not approved by stockholders(c)	—	—	—

Total	130,000	$25.00	1,499,250

(a)	There are no outstanding warrants or rights.

(b)	Amounts exclude any securities to be issued upon exercise of outstanding options. Includes 21,690 shares of common stock to be issued in respect of deferred stock units and restricted stock units issued to certain of our independent directors.

(c)	We do not have any equity compensation plans that have not been approved by stockholders.

We did not repurchase, or purchase on behalf of any affiliated purchaser, any shares of our common stock during the year ended December 31, 2006.

Item 6.	Selected Financial Data.

The following table sets forth selected consolidated financial data, which was derived from our historical consolidated financial statements included in this Annual Report on Form 10-K for the periods then ended.

You should read the following information together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto beginning on page F-1 of this Form 10-K.

		March 15, 2005
		(commencement of
	Year Ended	operations) to
	December 31, 2006	December 31, 2005
	(In thousands except share and
	per share data)

Consolidated Income Statement Data:
Net interest and dividend income:
Total interest and dividend income	$201,224	$79,601
Interest expense	(139,601)	(48,425)

Net interest and dividend income	61,623	31,176

Expenses:
Management fees, related party(1)	7,922	5,448
Professional fees	2,722	2,205
Insurance expense	413	250
Other general and administrative expenses(2)	1,019	533

Total expenses	12,076	8,436

Income before other revenues (expenses)	49,547	22,740

Other revenues (expenses):
Realized net loss on sale of real estate loans and securities available for sale	(2,128)	(521)
Realized and unrealized gain (loss) on derivatives	10,347	(2,497)
Impairment of available for sale securities	(10,389)	(5,782)
Foreign currency exchange gain	580	—
Other	(1,040)	8

Total other revenues (expenses)	(2,630)	(8,792)

Net income	$46,917	$13,948

Per share information:
Net income per share of common stock
Basic	$2.27	$0.80

Diluted	$2.27	$0.80

Dividends declared per share of common stock	$2.71	$1.55

Weighted average shares of common stock outstanding
Basic	20,646,637	17,487,500

Diluted	20,646,637	17,487,500

	As of December 31,
	2006	2005

Consolidated Balance Sheet Data:
Total assets	$3,774,645	$2,669,769
Debt — repurchase agreements	2,868,449	1,994,287
Debt — collateralized debt obligations	194,396	227,500
Debt — notes payable, related party	—	35,000
Stockholders’ equity	556,314	381,429

(1)	Includes $1,024 and $627, respectively, of stock based compensation.

(2)	Includes $324 and $81, respectively, of stock based compensation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a specialty finance company formed on January 25, 2005 by Hyperion Brookfield to invest in real estate-related securities and various other asset classes. We commenced operations in March 2005. We have elected and qualified to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005 and expect to qualify as a REIT in subsequent tax years. We invest in financial assets and intend to construct an investment portfolio that is leveraged where appropriate to seek to achieve attractive risk-adjusted returns and that is structured to comply with the various federal income tax requirements for REIT status and to qualify for an exclusion from regulation under the Investment Company Act. Our current focus is on the following asset classes:

•	Real estate-related securities, principally RMBS and CMBS;

•	Whole mortgage loans, bridge loans, B Notes and mezzanine loans; and

•	Other ABS, including CDOs and consumer ABS.

We completed a private offering of 17,400,000 shares of our common stock in March 2005 in which we raised net proceeds of approximately $405.6 million. We completed our initial public offering of 7,500,000 shares of our common stock, which we refer to as our IPO, in August 2006 in which we raised net proceeds of approximately $158.6 million. We have fully invested the proceeds from the March 2005 private offering and our IPO, and, as of December 31, 2006, have a portfolio of MBS and other investments of approximately $3.6 billion, which we intend to reallocate from time to time to achieve our optimal portfolio allocation at such time. We are externally managed by Hyperion Brookfield Crystal River. Hyperion Brookfield Crystal River is a wholly-owned subsidiary of Hyperion Brookfield.

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

A variety of industry and economic factors may affect our financial condition and operating performance. These factors include:

•	interest rate trends,

•	rates of prepayment on mortgages underlying our MBS,

•	credit trends in RMBS and our commercial real estate investments,

•	competition, and

•	other market developments.

In addition, a variety of factors relating to our business may also affect our financial condition and operating performance. These factors include:

•	our leverage,

•	our access to funding and borrowing capacity,

•	our borrowing costs,

•	our hedging activities,

•	the market value of our investments, and

•	REIT requirements and the requirements to qualify for an exemption from regulation under the Investment Company Act.

Our Business Model

Our net interest and dividend income is generated primarily from the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. Our net interest and dividend income will vary based upon, among other things, the difference between the interest rates earned on our various interest-earning assets and the borrowing costs of the liabilities used to finance those investments. Other than our investments in Agency ARMS, we generally attempt to match fund our assets in order to match the maturity of the investments with the maturity of the financing sources used to make such investments. Although we do not match fund Agency ARMS due to their average 30 year maturities, we utilize interest rate swaps to hedge much of our interest rate exposure of these securities. We also utilize CDO financings, where match funding occurs as a result of cash flows from the collateral pool paying the interest on the debt securities issued by the CDO.

We anticipate that, for any period during which our assets are not match-funded, such assets could reprice slower or faster than the corresponding liabilities. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates could tend to decrease our net income and the market value of our assets, and could possibly result in operating losses for us or limit or eliminate our ability to make distributions to our stockholders.

The yield on our assets may be affected by a difference between the actual prepayment rates and our projections. Prepayments on loans and securities may be influenced by changes in market interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. To the extent we have acquired assets at a premium or discount, a change in prepayment rates may affect our anticipated yield. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain assets.

In periods of declining interest rates, prepayments on our investments, including our RMBS, likely will increase. If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net interest income may suffer. In periods of rising interest rates, prepayment rates on our investments, including our RMBS, will likely slow, causing the expected lives of these investments to increase. This may cause our net interest income to decrease as our borrowing and hedging costs rise while our interest income on those assets remains constant.

Although we use hedging to mitigate some of our interest rate risk, we do not hedge all of our exposure to changes in interest rates and prepayment rates, as there are practical limitations to our ability to insulate the portfolio from all of the negative consequences associated with changes in short-term interest rates while still seeking to provide an attractive net spread on our portfolio.

In addition, our returns will be affected by the credit performance of our non-agency investments. If credit losses on our investments or the loans underlying our investments increase, it may have an adverse affect on our performance.

Hyperion Brookfield Crystal River is entitled to receive a base management fee that is based on the amount of our equity (as defined in the management agreement), regardless of the performance of our portfolio. Accordingly, the payment of our management fee is a fixed cost and will not decline in the event of a decline in our profitability and may lead us to incur losses.

Trends

We believe the following trends may also affect our business:

Uncertain interest rate environment.  United States interest rates increased modestly during the fourth quarter of 2006, in sympathy with the rise in global interest rates. Interest rates are likely to remain at current levels, but volatile, until the future direction of the Federal Reserve policy is clearer.

With respect to our existing MBS portfolio, which is heavily concentrated in 3/1 and 5/1 hybrid adjustable rate RMBS, we have the risk that, on the one hand, further interest rate increases could result in decreases in our net interest income, as there is a timing mismatch between the reset dates on our MBS portfolio and the financing of these investments. On the other hand, a decline in interest rates, although favorable in reducing our funding costs, might cause prepayments to rise rapidly, in which case we then would be in the position of having to reinvest at lower yields.

We currently have invested and intend to continue to invest in hybrid adjustable rate RMBS which are based on mortgages with interest rate caps. The financing of these RMBS is short term in nature and does not include the benefit of an interest rate cap. This mismatch could result in a decrease in our net interest income if rates increase sharply after the initial fixed rate period and our interest cost increases more than the interest rate earned on our RMBS due to the related interest rate caps. With respect to our existing and future floating rate investments, we believe such interest rate increases could result in increases in our net interest income because our floating rate assets are greater in amount than the related liabilities.

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

Weakness of sub-prime MBS market.  Continued declines in home price appreciation have weighed heavily on the sub-prime MBS market. In addition to rising delinquency across the highly leveraged loans to weaker borrowers, there has been a rising trend of first payment defaults on loans, which has created liabilities for loan originators. As a result, several prominent sub-prime lenders have closed down or filed for protection under the bankruptcy laws in early 2007. The deteriorating situation with loans and lenders has resulted in a complete dislocation in the capital markets associated with sub-prime MBS and ABS CDOs. In February 2007, the continued pressure on the ABX indices, which closed the month at all-time lows, filtered into the credit default swap, or CDS, markets, and finally into the CDO markets. Delinquency and performance problems — real fundamental issues — have finally had an impact on the price of CDO liabilities, and dramatically dampened the demand for sub-prime MBS securities.

Liquidity is the lifeblood of the mortgage business, and the decline in performance and profitability has not gone unnoticed by the new-issue securitization market. As a result, newly issued cash bonds have very limited demand, with most underwriter syndicate groups retaining a significant portion of the capital structure at pricing, even with yield spreads much wider. Further, there has been a substantial widening of yield spreads, as buyers demand more compensation for risk. The increase in risk premium and the increase in liquidity premium has resulted in a significant mark-to-market adjustment for most sub-prime floating-rate MBS. As of December 31, 2006, we had $119.7 million of exposure to the sub-prime market that is exposed to the widening yield spreads and declining prices. As this scenario plays out, we expect significant opportunity in the sub-prime MBS sector on deeply discounted securities.

Flattening/Inverting yield curve.  Recently, short term interest rates have been rising at about the same pace as longer term interest rates. For example, between September 29, 2006 and December 29, 2006, the yield on the three-month U.S. Treasury bill rose by 13 basis points, while the yield on the three-year U.S. Treasury note rose by 12 basis points. With respect to our MBS portfolio, we believe that a continued inversion of the yield curve could result in decreases in our net interest income, as the financing of our MBS investments is usually shorter in term than the fixed rate period of our MBS portfolio, which is heavily weighted toward 3/1 and 5/1 hybrid adjustable rate RMBS. Similarly, we believe that a steepening of the yield curve could result in increases in our net interest income. A flattening of the shape of the yield curve results in a smaller gap between the rate we pay on the swaps and rate we receive. Furthermore, a continued flattening of the shape of the yield curve could result in a decrease in our hedging costs, because we pay a fixed rate and receive a floating rate under the terms of our swap agreements. Similarly, a steepening of the shape of the yield curve could result in an increase in our hedging costs.

Prepayment rates.  As interest rates fall, we believe that prepayment rates are likely to rise. Prepayment rates on fixed rate mortgages generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates for the hybrid ARMS that constitute the majority of our MBS investments are more difficult to predict. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. If interest rates begin to fall, triggering an increase in prepayment rates, our current portfolio, which is heavily weighted towards hybrid adjustable-rate mortgages, could cause decreases in our net interest income relating to our MBS portfolio as we reinvest at lower yields.

Competition.  We expect to face increased competition for our targeted investments. However, we expect that the size and growth of the market for these investments will continue to provide us with a variety of investment opportunities. In addition, we believe that bank lenders will continue their historical lending practices, requiring low loan-to-value ratios and high debt service coverages, which will provide opportunities to lenders like us to provide corporate mezzanine financing.

For a discussion of additional risks relating to our business see “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. These include fair market value of certain assets, amount and timing of credit losses, prepayment assumptions, and other items that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., market values change due to changes in supply and demand, credit performance, prepayments, interest rates, or other reasons; yields change due to changes in credit outlook and loan prepayments) will occur in the near future. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on the experience of Hyperion Brookfield Crystal River’s management and its analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 to our consolidated financial statements contained elsewhere herein for a complete discussion of our accounting policies. Our estimates are inherently subjective in nature and actual results could differ from our estimates and differences may be material. We have identified our most critical accounting policies to be the following:

Investment Consolidation

For each investment we make, we evaluate the underlying entity that issued the securities we acquired or to which we made a loan in order to determine the appropriate accounting. We refer to guidance in Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), and FASB Interpretation No. (“FIN”) 46R, Consolidation of Variable Interest Entities (“FIN 46R”), in performing our analysis. FIN 46R addresses the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which voting rights are not effective in identifying an investor with a controlling financial interest. An entity is subject to consolidation under FIN 46R if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns (“variable interest entities” or “VIEs”). Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the VIE’s expected losses, receives the majority of the VIE’s expected returns, or both.

Our ownership of the subordinated classes of CMBS and RMBS from a single issuer may provide us with the right to control the foreclosure/workout process on the underlying loans, which we refer to as the Controlling Class CMBS and RMBS. There are certain exceptions to the scope of FIN 46R, one of which provides that an investor that holds a variable interest in a qualifying special-purpose entity (“QSPE”) is not required to consolidate that entity unless the investor has the unilateral ability to cause the entity to liquidate. SFAS 140 sets forth the requirements for an entity to qualify as a QSPE. To maintain the QSPE exception, the special-purpose entity must initially meet the QSPE criteria and must continue to satisfy such criteria in subsequent periods. A special-purpose entity’s QSPE status can be affected in future periods by activities undertaken by its transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent that our CMBS or RMBS investments were issued by a special-purpose entity that meets the QSPE requirements, we record those investments at the purchase price paid. To the extent the underlying special-purpose entities do not satisfy the QSPE requirements, we follow the guidance set forth in FIN 46R as the special-purpose entities would be determined to be VIEs.

We have analyzed the pooling and servicing agreements governing each of our Controlling Class CMBS and RMBS investments and we believe that the terms of those agreements are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment for those special-purpose entities due to ongoing review by regulators and accounting standard setters (including the project of the Financial Accounting Standards Board (“FASB”) to amend SFAS 140 and the recently added FASB project on servicer discretion in a QSPE), potential actions by various parties involved with the QSPE (discussed in the paragraph above) and varying and evolving interpretations of the QSPE criteria under SFAS 140. We also have evaluated each of our Controlling Class CMBS and RMBS investments for which we own a greater than 50% interest in the subordinated class as if the special-purpose entities that issued such securities are not QSPEs. Using the fair value approach to calculate expected losses or residual returns, we have concluded that we would not be the primary beneficiary of any of the underlying special-purpose entities. Additionally, the standard setters continue to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of VIEs. Future guidance from regulators and standard setters may require us to consolidate the special-purpose entities that issued the CMBS and RMBS in which we have invested as described in the section titled “Recently Adopted Accounting Pronouncements” in Note 2 to our consolidated financial statements included elsewhere herein.

Our maximum exposure to loss as a result of our investment in these QSPEs totaled $241.3 million as of December 31, 2006.

Revenue Recognition

The most significant source of our revenue comes from interest income on our securities and loan investments. Interest income on loans and securities investments is recognized over the life of the investment using the effective interest method. Mortgage loans will generally be originated or purchased at or near par value and interest income will be recognized based on the contractual terms of the debt instrument. Any loan fees or acquisition costs on originated loans will be deferred and recognized over the term of the loan as an adjustment to the yield. Interest income on MBS is recognized on the effective interest method as required by Emerging Issues Task Force (“EITF”) 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”). Under EITF 99-20, management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and our purchase prices. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls have to be estimated due to delinquencies on the underlying mortgage loans and the timing and magnitude of credit losses on the mortgage loans underlying the securities. These uncertainties and contingencies are difficult to predict and are subject to future events that may affect management’s estimates and our interest income. When current period cash flow estimates are lower than the previous period and fair value is less than an asset’s carrying value, we will write down the asset to fair market value and record an impairment charge in current period earnings.

Through its extensive experience in investing in MBS, Hyperion Brookfield has developed models based on historical data in order to estimate the lifetime prepayment speeds and lifetime credit losses for pools of mortgage loans. The models are based primarily on loan characteristics, such as loan-to-value ratios (“LTV”), borrower credit scores, loan type, loan rate, property type, etc., and also include other qualitative factors such as the loan originator and servicer. Once the models have been used to project the base case prepayment speeds and to project the base case cumulative loss, those outputs are used to create yield estimates and to project cash flows.

Because mortgage assets amortize over long periods of time (i.e., 25 to 30 years in the case of RMBS assets or 10 years in the case of CMBS assets), the expected lifetime prepayment experience and the expected lifetime credit losses projected by the models are subject to modification in light of actual experience assessed from time to time. For each of the purchased MBS, our Manager tracks the actual monthly prepayment experience and the monthly loss experience, if any. To the extent that the actual performance trend over a 6-12 month period of time does not reasonably approximate the expected lifetime trend, in consideration of the seasoning of the asset, our Manager may make adjustments to the assumptions and revise yield estimates and projected cash flows.

The following hypothetical example reflects the impact of a change in the historical prepayment experience:

Assumptions:
Price = 101.75% of par
Current Face = $1,000,000
Investment at cost = $1,017,500

		Annual	Percent
Constant Prepayment Rate	Yield	Income	Difference

6%	5.54%	$57,129.30	14%
15%	5.09%	$52,481.09	5%
20% (base case)	4.85%	$49,978.37	0%
40%	3.97%	$40,754.16	(18)%
60%	3.06%	$31,394.35	(37)%

Loan Loss Provisions

We purchase and originate mezzanine loans and commercial mortgage loans to be held as long-term investments. We evaluate each of these loans for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Upon determination of impairment, we will establish a reserve for loan losses and a corresponding charge to earnings through the provision for loan losses. Significant judgments are required in determining impairment, which include assumptions regarding the value of the real estate or partnership interests that secure the mortgage loans, default assumptions and projected cash flows.

Valuations of MBS and ABS

Our MBS and ABS have fair values as determined with reference to price estimates provided by independent pricing services and dealers in the securities. Different judgments and assumptions used in pricing could result in different presentations of value.

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

Periodically, all available for sale securities are evaluated for other than temporary impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), and EITF 99-20. An impairment that is an “other than temporary impairment” is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the investment’s remaining life.

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

The determination of other than temporary impairment is made at least quarterly. If we determine an impairment to be other than temporary, we will need to realize a loss that would have an impact on future income. Under the guidance provided by SFAS 115, a security is impaired when its fair value is less than its amortized cost and we do not intend to hold that security until we recover its amortized cost or until its maturity. At December 31, 2006, we had the positive intent and ability to hold our available for sale securities. For the year ended December 31, 2006, we identified 12 individual securities that were determined to be impaired under the guidance provided by SFAS 115. In connection with the impairment of these 12 securities, we recorded impairment charges of $6.9 million in our statement of income that was other than temporary. Through December 31, 2006, we had sold all such securities. In addition, we recorded an impairment charge on two CMBS securities and 17 RMBS securities under EITF 99-20 in the amount of $3.5 million for the year ended December 31, 2006. As of December 31, 2006, we still owned those 19 securities.

Accounting For Derivative Financial Instruments and Hedging Activities

Our policies permit us to enter into derivative contracts, including interest rate swaps, currency swaps, interest rate caps and interest rate swap forwards, as a means of mitigating our interest rate risk on forecasted interest expense associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements, or hedged items, for a specified future time period. We currently intend to use interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns.

At December 31, 2006, we were a party to 36 interest rate swaps and caps with a notional par value of approximately $1,778.0 million and fair value of approximately $11.3 million. We entered into these interest rate swaps to seek to mitigate our interest rate risk for the specified future time period, which is defined as the term of the swap contracts. Based upon the market value of these interest rate swap contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts.

At December 31, 2006, we were a party to two currency swaps with a notional par value of approximately Can$50.0 million and £10.0 million with a fair value of approximately $2.0 million. We entered into these currency swaps to seek to mitigate our currency risk for the specified future time period, which is defined as the term of the swap contracts. Based upon the market value of these currency swap contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts.

As of December 31, 2006, we had 12 CDS with a notional par value of $110.0 million and a fair value of approximately $3.3 million. The fair value of the CDS depends on a number of factors, primarily premium levels, which are dependent on interest rate spreads. The CDS contracts are valued using internally developed and tested market-standard pricing models that calculate the net present value of differences between future premiums on currently quoted market CDS and the contractual future premiums on our CDS contracts.

We account for derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). SFAS 133 requires recognizing all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. We have no fair value hedges or hedges of a net investment in foreign operations.

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

Share-Based Compensation

We account for share-based compensation issued to members of our board of directors, our Manager and certain of our senior executives using the fair value based methodology in accordance with SFAS No. 123R, Accounting for Stock Based Compensation (“SFAS 123R”). We do not have any employees, although we believe that members of our board of directors are deemed to be employees for purposes of interpreting and applying accounting principles relating to share-based compensation. We record as compensation costs the restricted common stock that we issued to members of our board of directors at fair value as of the grant date and we amortize the cost into expense over the three-year vesting period using the straight-line method. We recorded compensation costs for restricted common stock and common stock options that we issued to our Manager and that were reallocated to employees of our Manager and its affiliates that provide services to us at fair value as of the grant date and we remeasure the amount on subsequent reporting dates to the extent that the restricted common stock and/or common stock options are unvested. Prior to our initial public offering and listing on the New York Stock Exchange, unvested restricted stock was valued using appraised value, and subsequent to our initial public offering and listing, we used the closing price as reported on the New York Stock Exchange. Unvested common stock options are valued using a Binomial pricing model and assumptions based on observable market data for comparable companies. The assumptions we use in determining share based compensation, including expected stock price volatility, dividend yield, risk free interest rate and the expected life of the options, are subject to judgments and the results of our operations would change if different assumptions were utilized. We amortize compensation expense related to the restricted common stock and common stock options that we granted to our Manager using the graded vesting attribution method in accordance with SFAS 123R.

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

Financial Condition

All of our assets at December 31, 2006 were acquired with the net proceeds of approximately $405.6 million from our March 2005 private offering of 17,400,000 shares of our common stock, the net proceeds of approximately $158.6 million from our August 2006 initial public offering of 7,500,000 shares of our common stock, and our use of leverage.

Mortgage-Backed Securities

Some of our mortgage investment strategy involves buying higher coupon, higher premium dollar priced bonds, which takes on more prepayment risk (particularly call or prepayment risk) than lower dollar-priced strategies. However, we believe that the potential benefits of this strategy include higher income, wider spreads, and lower hedging costs due to the shorter option-adjusted duration of the higher coupon security.

The table below summarizes our MBS investments at December 31, 2006:

	RMBS	CMBS
	(In thousands)

Amortized cost	$2,819,982	$469,505
Unrealized gains	13,915	7,594
Unrealized losses	(14,553)	(4,527)

Fair value	$2,819,344	$472,572

As of December 31, 2006, the RMBS and CMBS in our portfolio were purchased at a net discount to their par value and our portfolio had a weighted average amortized cost of 97.92% and 69.85% of face amount, respectively. The RMBS and CMBS were valued below par at December 31, 2006 because we are investing in lower-rated bonds in the credit structure. Certain of the securities held at December 31, 2006 are valued below cost. Other than securities with respect to which impairments have been recorded, we do not believe any such securities are other than temporarily impaired at December 31, 2006.

Our MBS holdings were as follows at December 31, 2006:

	Estimated	Percent of	Weighted Average			Constant
	Asset	Total		Months to	Yield to	Prepayment
	Value(1)	Investments	Coupon	Reset(2)	Maturity	Rate(3)
	(In thousands)

RMBS:
Non-Agency Prime MBS:
5/1 adjustable rate	$—	—%	—%	—	—%	—%
Investment grade	15,872	0.4	5.67	52.15	6.88	36.53
Below investment grade	151,660	4.2	7.21	15.69	24.34	43.57
Non-Agency Sub-prime MBS:
Investment grade	73,426	2.0	7.24	8.42	9.29	29.74
Below investment grade	46,285	1.3	7.53	3.29	15.99	29.46
Agency:
3/1 hybrid adjustable rate	617,334	17.2	5.19	24.51	4.79	30.44
5/1 hybrid adjustable rate	1,914,767	53.2	5.55	47.49	4.96	22.20

Total RMBS	$2,819,344	78.3%	5.68	38.66	6.27	25.95

CMBS:
Investment grade CMBS	$231,116	6.4%	5.63		6.06
Below investment grade CMBS	241,456	6.7	4.97		11.98

Total CMBS	$472,572	13.1%	5.20		9.08

(1)	All securities listed in this chart are carried at their estimated fair value.

(2)	Represents number of months before conversion to floating rate.

(3)	Represents the estimated percentage of principal that will be prepaid over the next 12 months based on historical principal paydowns.

The estimated weighted average lives of the MBS in the tables above are based upon our prepayment expectations, which are based on both proprietary and subscription-based financial models.

Our prepayment projections consider current and expected trends in interest rates, interest rate volatility, steepness of the yield curve, the mortgage rate of the outstanding loan, time to reset and the spread margin of the reset.

The table below summarizes the credit ratings of our MBS investments at December 31, 2006:

	RMBS	CMBS
	(In thousands)
AAA	$2,532,101	$—
AA	—	—
A	29,037	—
BBB	60,261	231,116
BB	100,726	123,763
B	74,413	62,970
Not rated	22,806	54,723

Total	$2,819,344	$472,572

Actual maturities of RMBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The stated contractual final maturity of the mortgage loans underlying our portfolio of RMBS ranges up to 30 years, but the expected maturity is subject to change based on the prepayments of the underlying loans. As of December 31, 2006, the average final contractual maturity of the mortgage portfolio is 2036.

The constant prepayment rate, or CPR, attempts to predict the percentage of principal that will be prepaid over the next 12 months based on historical principal paydowns. As interest rates rise, the rate of refinancings typically declines, which we believe may result in lower rates of prepayment and, as a result, a lower portfolio CPR.

As of December 31, 2006, some of the mortgages underlying our RMBS had fixed interest rates for the weighted average lives of approximately 38.7 months, after which time the interest rates reset and become adjustable. The average length of time until contractual maturity of those mortgages as of December 31, 2006 was 29 years.

After the reset date, interest rates on our hybrid adjustable rate RMBS securities float based on spreads over various LIBOR and Treasury indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. The weighted average annual cap for the portfolio is an increase of 1.99%; the weighted average maximum increases and decreases for the portfolio are 5.24%. Additionally, the weighted average maximum increases and decreases for agency hybrid RMBS in the first year that the rates are adjustable are 3.95%.

The following table summarizes our RMBS and our CMBS according to their estimated weighted average life classifications as of December 31, 2006:

	RMBS		CMBS
		Amortized		Amortized
Weighted Average Life	Fair Value	Cost	Fair Value	Cost
	(In thousands)

Less than one year	$11,319	$11,442	$—	$—
Greater than one year and less than five years	2,768,755	2,769,195	—	—
Greater than five years	39,270	39,345	472,572	469,505

Total	$2,819,344	$2,819,982	$472,572	$469,505

The actual weighted average lives of the MBS in our investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and are sensitive to changes in both prepayment rates and interest rates.

Equity Securities

Our investment policies allow us to acquire equity securities, including common and preferred shares issued by other real estate investment trusts. At December 31, 2006, we held two investments in equity securities. These investments are classified as available for sale and thus carried at fair value on our balance sheet with changes in fair value recognized in accumulated other comprehensive income until realized.

Real Estate Loans

At December 31, 2006, our real estate loans are reported at cost. These investments are periodically reviewed for impairment. As of December 31, 2006, there was no impairment in our real estate loans.

In 2005, we originated a $9.5 million mezzanine construction loan to develop luxury residential condominiums in Portland, Oregon. The loan provides for an aggregate of $6.7 million of advances for construction costs and $2.8 million for capitalized interest on the outstanding loan balance. The loan bears interest at an annual rate of 16% and has a maturity date of November 2007, which can be extended at the borrower’s option, subject to satisfying certain conditions, until May 2008. Interest on the loan was paid in cash through March 2006, and was capitalized thereafter. As of December 31, 2006, we have made advances of $8.1 million, including capitalized interest of $1.2 million.

The projected total costs to complete the project have increased from $41.4 million to a current projected total cost of $58.6 million, including capitalized interest. Of the 70 units available, 48 units have been sold subject to scheduled completion dates, which are not expected to be met. We have commenced negotiations with the senior lender and the borrower regarding the borrower’s need to obtain additional financing to cover these additional construction costs.

We have evaluated the financial merits of the project by reviewing the projected unit sales, estimating construction costs and evaluating other collateral available to us under the terms of the loan. Our management believes that it is probable that the entire loan balance, including the capitalized interest, will be recovered through the satisfaction of future cash flows from sales and other available collateral. Accordingly, we have not recorded any impairment related to this loan. We will continue to monitor the status of this loan. However, housing prices, in particular condominium prices, may fall, unit sales may lag projections and construction costs may increase, all of which may increase the risk of impairment to our loan. No assurance can be given that this loan will not be impaired in the future depending on the outcome of future events, including the outcome of negotiations with the senior lender and the borrower and the borrower’s ability to complete the project without additional cost overruns. In the event that we determine that it is probable that we will not be able to recover the total contractual amount of principal and interest due on this loan, the loan would be impaired.

Interest and Principal Paydown Receivable

At December 31, 2006, we had interest and principal paydown receivables of approximately $26.2 million, $0.9 million of which related to interest that had accrued on securities prior to our purchase of such securities. The total interest and principal paydown receivable amount consisted of approximately $21.1 million relating to our MBS and approximately $5.1 million relating to other investments.

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

As of December 31, 2006, we had engaged in interest rate swaps and interest rate swap forwards as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for a specified future time period, which is the term of the swap contract. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, a series of payments calculated by applying a fixed rate of interest to a notional amount of principal is exchanged for a stream of payments similarly calculated but using a floating rate of interest. This is a fixed-floating interest rate swap. We hedge our floating rate debt by entering into fixed-floating interest rate swap agreements whereby we swap the floating rate of interest on the liability we are hedging for a fixed rate of interest. An interest rate swap forward is an interest rate swap based on an interest rate to be set at an agreed future date. As of December 31, 2006, we were a party to interest rate swaps and caps with maturities ranging from January 2007 to July 2021 with a notional par amount of approximately $1,778.0 million. Under the swap agreements in place at December 31, 2006, we receive interest at rates that reset periodically, generally every three months, and pay a rate fixed at the initiation of and for the life of the swap agreements. The current market value of interest rate swaps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates. As expectations of future floating rates change, the market value of interest rate swaps changes. Based on the daily market value of those interest rate swaps and interest rate swap forward contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the maturity of the contracts. At December 31, 2006, the unrealized gain on interest rate swap contracts was $11.3 million due to an increase in prevailing market interest rates.

As of December 31, 2006, we had engaged in credit default swaps, or CDS, which are accounted for as derivatives. CDS are derivative securities that attempt to replicate the credit risk involved with owning a particular unrelated third party security, which we refer to as a reference obligation. We enter into CDS on two types of securities: RMBS and CMBS. Investing in assets through CDS subjects us to additional risks. When we enter into a CDS with respect to an asset, we do not have any legal or beneficial interest in the reference obligation but have only a contractual relationship with the counterparty, typically a broker-dealer or other financial institution, and do not have the benefit of any collateral or other security or remedies that would be available to holders of the reference obligation or the right to receive information regarding the underlying obligors or issuers of the reference obligation. In addition, in the event of insolvency of a CDS counterparty, we would be treated as a general creditor of the counterparty to the extent the counterparty does not post collateral and, therefore, we may be subject to significant counterparty credit risk. As of December 31, 2006, we were party to CDS with three counterparties. CDS are relatively new instruments, the terms of which may contain ambiguous provisions that are subject to interpretation, with consequences that could be adverse to us.

We can be the seller or the buyer of protection, currently, across all our exposures we are the seller of the protection. The seller of protection through CDS is exposed to those risks associated with owning the underlying reference obligation. The seller, however, does not receive periodic interest payments, but instead it receives periodic premium payments for assuming the credit risk of the reference obligation. These risks are called “credit events” and generally consist of failure to pay principal, failure to pay interest, write-downs, implied write-downs and distressed ratings downgrades of the reference obligation.

For some CDS, upon the occurrence of a credit event with respect to a reference obligation, the buyer of protection may have the option to deliver the reference obligation to the seller of protection in part or in whole at par or to elect cash settlement. In this event, should the buyer of protection elect cash settlement for a credit event that has occurred, it will trigger a payment, the amount of which is based on the proportional amount of failure or write-down. In the case of a distressed ratings downgrade, the buyer of protection must deliver the reference obligation to the seller of protection, and there is no cash settlement option. In most cases, however, the CDS is a PAUG (pay as you go) CDS, in which case, at the point a write-down or an interest shortfall occurs, the protection seller pays the protection buyer a cash amount, and the contract remains outstanding until such time as the reference obligation has a factor of zero. In most of these instances, it will create a loss for the protection seller, which is generally us.

As of December 31, 2006, we were a party to 12 credit default swaps with maturities ranging from June 2035 to July 2043 with a notional par amount of $110.0 million. At December 31, 2006, the fair value of our credit default swap contracts was $3.3 million, which increased from a liability of $3.6 million as of December 31, 2005 primarily as a result of a decline in the credit spreads of the CDS.

As of December 31, 2006, we had engaged in currency swaps as a means of mitigating our currency risk under one of our real estate loans that was denominated in Canadian dollars and one of our other investments that was denominated in British Pounds. As of December 31, 2006, we were a party to one currency swap with a maturity of July 2021 with a notional par amount of Can$50.0 million and one other currency swap with a maturity of January 2014 with a notional par amount of £10.0 million. The current market value of currency swaps is heavily dependent on the current currency exchange rate and the expectation of changes in future currency exchange rates. As expectations of future currency exchange rates change, the market value of currency swaps changes. Based on the daily market value of those currency swaps, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the maturity of the contracts. At December 31, 2006, the net fair value of our currency swap contracts was $2.0 million as a result of the strengthening of the United States dollar versus the Canadian dollar, partially offset by the weakening of the United States dollar versus the British Pound.

Liabilities

We have entered into repurchase agreements to finance some of our purchases of available for sale securities and real estate loans. These agreements are secured by our available for sale securities and real estate loans and bear interest rates that have historically moved in close relationship to LIBOR. As of December 31, 2006, we had established numerous borrowing arrangements with various investment banking firms and other lenders. As of December 31, 2006, we were utilizing 11 of those arrangements.

At December 31, 2006, we had outstanding obligations under repurchase agreements with 11 counterparties totaling approximately $2,868.4 million with weighted average current borrowing rates of 5.40% all of which have maturities of between five and 73 days. We intend to seek to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to the repurchase agreements. At December 31, 2006, the repurchase agreements were secured by available for sale securities and real estate loans and cash with an estimated fair value of approximately $3,052.9 million and had weighted average maturities of 39 days. The net amount at risk, defined as fair value of the collateral, including restricted cash, minus repurchase agreement liabilities and accrued interest expense, with all counterparties was approximately $166.0 million at December 31, 2006. One of the repurchase agreements is a $275.0 million master repurchase agreement with Wachovia Bank that has a two year term, expiring in August 2007, with a one year renewal option. The Wachovia Bank master repurchase agreement provides for the financing of commercial and residential mortgage loans, commercial mezzanine loans, B Notes, participation interests in the foregoing, commercial mortgage-backed securities and other mutually agreed upon collateral and bears interest at varying rates over LIBOR based upon the type of asset included in the repurchase obligation.

Stockholders’ Equity

Stockholders’ equity at December 31, 2006 was approximately $556.3 million and included $3.6 million of net unrealized holdings gains on securities available for sale and $9.7 million of net unrealized and realized gain on interest rate swap and cap agreements accounted for as cash flow hedges presented as a component of accumulated other comprehensive income (loss). We expect to recognize approximately $1.3 million, $0.4 million and $0.1 million in compensation expense based on outstanding unvested grants for the years ended December 31, 2007, 2008 and 2009, respectively.

Results of Operations for the Year Ended December 31, 2006 Compared to the Period March 15, 2005 (commencement of operations) to December 31, 2005

Please note that, due to the fact that we only had nine and one half months of operations during the period March 15, 2005 (commencement of operations) to December 31, 2005, our results from the 2005 period are not comparable to our results for the year ended December 31, 2006.

Summary

Our net income for the year ended December 31, 2006 was $46.9 million or $2.27 per weighted average basic and diluted share outstanding, compared with $13.9 million or $0.80 per weighted average basic and diluted share outstanding for the period March 15, 2005 (commencement of operations) to December 31, 2005, which for purposes of this discussion we refer to as 2005. Net income increased by $33.0 million, or 236.4%, from 2005 to 2006, but net income per weighted average basic and diluted share outstanding only increased by $1.47, or 183.8%, from 2005 to 2006 because the weighted average number of shares of our common stock outstanding increased from 17,487,500 in 2005 to 20,646,637 in 2006.

Net Interest and Dividend Income

Net interest and dividend income for 2006 was $61.6 million, compared with $31.2 million for 2005, an increase of $30.4 million, or 97.7%. Gross interest and dividend income of $201.2 million in 2006 primarily consisted of $177.7 million of interest income from MBS, $11.9 million of interest income from real estate loans and $4.0 million of interest income from ABS. Gross interest and dividend income of $79.6 million in 2005 consisted of $71.9 million of interest income from MBS, $3.6 million of interest income from real estate loans and $2.3 million of interest income from ABS. Gross interest and dividend income increased from 2005 to 2006 because the 2005 results only represent a partial year, and because in 2006, our portfolio included more higher-yielding commercial real estate investments, including CMBS, B Notes and mezzanine loans. Interest expense in 2006 of $139.6 million consisted primarily of $135.7 million related to repurchase agreements, $12.1 million related to CDOs and amortization of deferred financing costs of $2.0 million, which was partially offset by $11.9 million of interest income from interest rate swaps. Interest expense in 2005 of $48.4 million consisted primarily of $43.2 million related to repurchase agreements and $3.2 million related to interest rate swaps. Interest expense increased in 2006 because the 2005 results only represent a partial year and due to increases in LIBOR during the first half of the year and an increase in the size of the portfolio being financed from 2005 to 2006 as a result of our initial public offering that closed in August 2006. The portion of interest expense comprised of net periodic payments received from interest rate swaps increased in 2006 as a result of increases in LIBOR during the first half of 2006.

Expenses

Expenses for 2006 totaled $12.1 million, compared with $8.4 million for 2005, an increase of $3.7 million, or 43.1%. Expenses for 2006 consisted primarily of base management fees of approximately $6.8 million, an incentive fee of $0.1 million, amortization of approximately $1.0 million related to restricted stock and options granted to our Manager and professional fees of $2.7 million. Expenses for 2005 consisted primarily of base management fees of approximately $4.8 million, amortization of approximately $0.6 million related to restricted stock and options granted to our Manager, professional fees of $2.2 million and start-up costs of $0.3 million. Management fee expenses increased primarily due to a full year of operations in 2006 and the increase in stockholders’ equity in 2006 as a result of our initial public offering.

Our Manager has waived its right to request reimbursement from us of third-party expenses that it incurs through June 30, 2007, which amount otherwise would have been required to be reimbursed. The management agreement with Hyperion Brookfield Crystal River, which was negotiated before our business model was implemented, provides that we will reimburse our Manager for certain third party expenses that it incurs on our behalf, including rent and utilities. Hyperion Brookfield incurs such costs and did not allocate any such expenses to our Manager in 2005 or 2006 as our Manager’s use of such services was deemed to be immaterial. In 2007, Hyperion Brookfield will reevaluate whether any such rent and utility costs will be allocated to our Manager and if so, we will be responsible for reimbursing such costs allocable to our operations absent any further waiver of reimbursement by our Manager. There are no contractual limitations on our obligation to reimburse our Manager for third party expenses and our Manager may incur such expenses consistent with the grant of authority provided to it pursuant to the management agreement without any additional approval of our board of directors being required. In addition, our Manager may defer our reimbursement obligation from any quarter to a future period; provided, however, that we will record any necessary accrual for any such reimbursement obligations when required by GAAP and our Manager has advised us that it will promptly invoice us for such reimbursements consistent with sound financial accounting policies.

Other Revenues (Expenses)

Other expenses for 2006 totaled approximately $2.6 million, compared with $8.8 million for 2005, a decrease of $6.2 million, or 70.1%. Other expenses for 2006 consisted primarily of a $10.4 million loss on impairment of securities available for sale and $2.1 million of realized net losses on the sale of securities available for sale and real estate loans, which was offset in part by $10.3 million of realized and unrealized gains on derivatives (which included an unrealized gain of $6.9 million on CDS and an unrealized gain of $2.0 million on foreign currency swaps) and a $0.6 million foreign currency exchange gain. Other expenses for 2005 totaled approximately $8.8 million, which consisted primarily of $2.5 million of realized and unrealized losses on derivatives, $0.5 million of realized net losses on the sale of real estate loans and securities available for sale and $5.8 million of losses on impairment of securities available for sale. Impairment losses increased by $4.6 million due primarily to impairments related to the sale of available for sale securities that were sold in order to deploy capital into higher yielding assets. Realized and unrealized gains on derivatives increased in 2006 due to increases in LIBOR.

Income Tax Expense

We have made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ended December 31, 2005. As a REIT, we generally are not subject to federal income tax. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates. We may also be subject to certain state and local taxes on our income and property. Under certain circumstances, federal income and excise taxes may be due on our undistributed taxable income.

At December 31, 2006, we were in compliance with all REIT requirements and, accordingly, have not provided for income tax expense on our REIT taxable income for the year ended December 31, 2006. We also have a taxable REIT subsidiary that is subject to tax at regular corporate rates. During the year ended December 31, 2006 and the period March 15, 2005 (commencement of operations) to December 31, 2005, we recorded $0.2 million and $0, respectively, of current income tax expense and $0.9 million and $0, respectively, of deferred income tax expense, in each case, that was attributable to our taxable REIT subsidiary. The deferred income tax expense is attributable to the mark to market adjustments for foreign currency swaps held in the TRS. Our total income tax provision for the year ended December 31, 2006 of $1.1 million is included in the “other” caption in other revenues (expenses).

Liquidity and Capital Resources

We held cash and cash equivalents of approximately $39.0 million at December 31, 2006, which excludes restricted cash of approximately $79.5 million that is used to collateralize certain of our repurchase facilities and certain other obligations.

Our operating activities provided net cash of approximately $45.2 million for the year ended December 31, 2006 primarily as a result of net income of $46.9 million, non-cash impairment charges relating to available for sale securities of $10.4 million, and a net increase in accounts payable and accrued liabilities, due to Manager and interest payable of approximately $13.5 million, offset in part by non-cash unrealized gains on derivatives of $8.2 million, non-cash accretion of discount on assets of $9.9 million, non-cash foreign currency exchange gain of $0.5 million, an increase in interest receivable of $10.3 million and the payment on settlement of a derivative of $0.9 million.

Our operating activities provided net cash of approximately $30.3 million during 2005 primarily as a result of net income of $13.9 million, non-cash impairment charges relating to available for sale securities of $5.8 million, non-cash unrealized losses on derivatives of $2.6 million and an increase of $23.3 million of accounts payable and accrued liabilities, due to Manager and interest payable, which was partially offset by $3.8 million of accretion of discount on purchased securities and an increase of $12.1 million of interest receivable.

Our investing activities used net cash of $892.7 million for the year ended December 31, 2006 primarily from the purchase of securities available for sale of $1,972.6 million and the funding or purchase of real estate loans and other investments totaling $164.1 million, which was partially offset by receipt of principal paydowns on securities available for sale and real estate loans of approximately $536.1 million and $708.5 million of proceeds from the sale of securities available for sale and the repayment of real estate loans.

Our investing activities used net cash of $2,619.7 million during 2005 primarily from the purchase of securities available for sale of $2,772.9 million and the funding or purchase of real estate loans totaling $174.9 million, which was partially offset by receipt of principal paydowns on securities available for sale of approximately $297.1 million and $32.5 million of proceeds from the sale of securities available for sale and real estate loans.

Our financing activities provided net cash of $865.1 million for the year ended December 31, 2006 primarily from the net proceeds from borrowings under repurchase agreements, including with related parties, of $874.2 million and the issuance of common stock, net of offering costs, of $159.2 million, partially offset by principal repayments on CDOs of $33.1 million, repayment of a note payable to a related party of $35.0 million, dividend payments of approximately $40.4 million and net deposits of $61.0 million of restricted cash used to collateralize certain financings.

Our financing activities provided net cash of $2,610.9 million during 2005 primarily from the issuance of common stock, net of offering costs, of $405.6 million, net proceeds from borrowings under repurchase agreements, including with related parties, of $1,994.3 million, net proceeds from a note payable to a related party of $35.0 million and net proceeds from CDO offerings of $227.5 million, partially offset by dividend payments of $27.1 million and the deposit of $18.5 million of restricted cash used to collateralize certain financings.

Our source of funds as of December 31, 2006, excluding our March 2005 private offering and our August 2006 initial public offering, consisted of net proceeds from repurchase agreements totaling approximately $2,868.4 million with a weighted average current borrowing rate of 5.40%, which we used to finance the acquisition of securities available for sale. We expect to continue to borrow funds in the form of repurchase agreements. As of December 31, 2006 we had established 18 borrowing arrangements with various investment banking firms and other lenders, 11 of which were in use on December 31, 2006. Increases in short-term interest rates could negatively affect the valuation of our mortgage-related assets, which could limit our borrowing ability or cause our lenders to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities.

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

Based on our current portfolio, leverage rate and available borrowing arrangements, including our $275.0 million master repurchase facility with Wachovia Bank, we believe that the net proceeds of our initial public offering, which closed in August 2006, together with existing equity capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and pay general corporate expenses. However, an increase in prepayment rates substantially above our expectations could cause a temporary liquidity shortfall due to the timing of the necessary margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell debt or additional equity securities. If required, the sale of MBS or real estate loans at prices lower than their carrying value would result in losses and reduced income. Although we have achieved a leverage rate within our targeted leverage range as of December 31, 2006, we have additional capacity to leverage our equity further should the need for additional short-term (one year or less) liquidity arise.

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

We generally seek to borrow between four and eight times the amount of our equity. At December 31, 2006, our total debt was approximately $3,062.8 million, which represented a leverage ratio of approximately 5.5 times.

In March 2007, our consolidated statutory trust, Crystal River Preferred Trust I, issued $50.0 million of trust preferred securities to a third party investor. The trust preferred securities have a 30-year term, maturing in April 2037, are redeemable at par on or after April 2012 and pay interest at a fixed rate of 7.68% for the first five years ending April 2012, and thereafter, at a floating rate of three month LIBOR plus 2.75%.

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special-purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006, we had outstanding commitments to fund real estate construction loans of $24.1 million, and as of such date, advances of $22.1 million had been made under these commitments.

Contractual Obligations and Commitments

As of March 15, 2005, we had entered into a management agreement with Hyperion Brookfield Crystal River. Hyperion Brookfield Crystal River is entitled to receive a base management fee, incentive compensation, reimbursement of certain expenses and, in certain circumstances, a termination fee, all as described in the management agreement. Such fees and expenses do not have fixed and determinable payments. The base management fee is payable monthly in arrears in an amount equal to 1/12 of our equity (as defined in the management agreement) times 1.50%. Hyperion Brookfield Crystal River uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. Hyperion Brookfield Crystal River will receive quarterly incentive compensation in an amount equal to the product of: (a) 25% of the dollar amount by which (i) our quarterly net income per share (determined in accordance with the Management Agreement, which principally excludes the effect of non-cash stock compensation expenses and the unrealized change in derivatives) based on the weighted average number of common shares outstanding for the quarter exceeds (ii) an amount equal to (A) the weighted average of the price per share of the common shares in the March 2005 private offering and the prices per common shares in any subsequent offerings by us (including our initial public offering that closed in August 2006), in each case at the time of issuance thereof, multiplied by (B) the greater of (1) 2.4375% and (2) 0.50% plus one-fourth of the Ten Year Treasury Rate for such quarter, multiplied by (b) the weighted average number of shares of common stock outstanding during the quarter; provided, that the foregoing calculation of incentive compensation shall be adjusted to exclude one-time events pursuant to changes in GAAP, as well as non-cash charges after discussion between Hyperion Brookfield Crystal River and our independent directors and approval by a majority of our independent directors in the case of non-cash charges. In accordance with the management agreement, our Manager and the independent members of our board of directors have agreed to adjust the calculation of the Manager’s incentive fee to exclude non-cash adjustments required by SFAS 133 relating to the valuation of interest rate swaps, currency swaps and credit default swaps and to exclude unrealized foreign currency translation adjustments required by SFAS 52. See note 10 to our consolidated financial statements included elsewhere herein.

As of December 31, 2006, we had outstanding commitments to fund real estate construction loans of $24.1 million, and as of such date, advances of $22.1 million had been made under these commitments.

We purchase and sell securities on a trade date that is prior to the related settlement date. As of December 31, 2006, we owed $94.9 million for our purchase of securities on or prior to December 31, 2006 that settled after December 31, 2006.

The following table sets forth information about our contractual obligations as of December 31, 2006:

	Payment due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
	(In thousands)
Long-Term Debt Obligations
Repurchase obligations	$2,868,449	$2,868,449	$—	$—	$—
Collateralized debt obligations	194,396	40,640	84,109	38,211	31,436
Unfunded Loan Commitments	1,990	1,990	—	—	—

Total(1)	$3,064,835	$2,911,079	$84,109	$38,211	$31,436

(1)	We are also subject to interest rate swaps for which we can not estimate future payments due.

The following table presents certain information regarding our repurchase obligations as of December 31, 2006:

		Weighted Average
		Maturity of
		Repurchase
Repurchase Agreement Counterparties	Amount at Risk(1)	Agreement in Days
	(In thousands)
Banc of America Securities LLC	$8,774	24
Bear, Stearns & Co. Inc.	5,721	44
Citigroup Global Markets Inc.	8,475	56
Credit Suisse First Boston LLC	6,650	35
Deutsche Bank Securities Inc.	84,711	31
Greenwich Capital Markets, Inc.	6,401	49
Lehman Brothers Inc.	15,152	38
Merrill Lynch, Pierce, Fenner & Smith Incorporated	7,997	39
Morgan Stanley & Co. Incorporated	3,656	32
Trilon International, Inc.	14,297	29
WaMu Capital Corp.	4,127	62

Total	$165,961	39

(1)	Equal to the fair value of collateral minus repurchase agreement liabilities and accrued interest expense.

The repurchase agreements for our repurchase facilities generally do not include substantive provisions other than those contained in the standard master repurchase agreement as published by the Bond Market Association. As noted below, some of our master repurchase agreements that were in effect as of the date of this report contain negative covenants requiring us to maintain certain levels of net asset value, tangible net worth and available funds and comply with interest coverage ratios, leverage ratios and distribution limitations. One of our master repurchase agreements provides that it may be terminated if, among other things, certain material decreases in net asset value occur, our chief executive officer ceases to be involved in the day-to-day operations of our Manager, we lose our REIT status or our

Manager is terminated. Generally, if we violate one of these covenants, the counterparty to the master repurchase agreement has the option to declare an event of default, which would accelerate the repurchase date. If such option is exercised, then all of our obligations would come due, including either purchasing the securities or selling the securities, as the case may be. The counterparty to the master repurchase agreement, if the buyer in such transaction, for example, will be entitled to keep all income paid after the exercise, which will be applied to the aggregate unpaid repurchase price and any other amounts owed by us, and we are required to deliver any purchased securities to the counterparty.

Our master repurchase agreement with Banc of America Securities LLC contains a restrictive covenant that requires our net asset value to be no less than the higher of:

•	the NAV Floor (defined below) and

•	50% of our net asset value as of December 31 of the prior year.

For 2006, the “NAV Floor” was $250.0 million and for 2007, the NAV Floor will be approximately $278.0 million. For all future periods, the NAV Floor is equal to the higher of:

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

•	Our tangible net worth may not be less than the sum of $300.0 million plus the proceeds from all equity issuances subsequent to our March 2005 private offering, net of investment banking fees, legal fees, accountants’ fees, underwriting discounts and commissions and other customary fees and expenses that we actually incur.

•	We may not permit the amount of our cash and cash equivalents at any time to be less than $10.0 million during the first year following the closing date of the master repurchase agreement or less than $15.0 million after the first year following the closing date, in either case after giving effect to any requested repurchase transaction.

Certain of our repurchase agreements and our revolving credit facility contain financial covenants, including maintaining our REIT status and maintaining a specific net asset value or worth. We were in compliance with all our financial covenants as of December 31, 2006.

We intend to continue to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock. In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our REIT taxable income (which includes net short-term capital gains) on an annual basis. This requirement can affect our liquidity and capital resources.

REIT Taxable Income

REIT taxable income is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles GAAP net income to estimated REIT taxable income for the year ended December 31, 2006:

(In thousands)
GAAP net income	$46,917
Adjustments to GAAP net income:
Deferred income tax expense	900
Share based compensation	187
Net tax adjustments related to interest income	7,061
Book derivative income in excess of tax income	(8,811)
Capital loss limitation	2,128
Impairment losses not deductible for tax purposes	10,389
Book/tax difference for foreign taxable REIT subsidiaries	341
Foreign currency translation adjustment	(504)
Other	41

Net adjustments from GAAP net income to REIT taxable income	11,732

REIT taxable income	$58,649

The following table reconciles GAAP net income to REIT taxable income for the period March 15, 2005 (commencement of operations) to December 31, 2005:

(In thousands)
GAAP net income	$13,948
Adjustments to GAAP net income:
Net tax adjustments related to organizational costs	319
Share based compensation	627
Net tax adjustments related to interest income	2,342
Book derivative income in excess of tax income	2,796
Capital loss limitation	2,168
Impairment losses not deductible for tax purposes	5,782
Other	(24)

Net adjustments from GAAP net income to REIT taxable income	14,010

REIT taxable income	$27,958

We believe that the presentation of our REIT taxable income is useful to investors because it demonstrates to investors the minimum amount of distributions we must make in order to maintain our qualification as a REIT and not be obligated to pay federal and state income taxes. However, beyond our intent to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis to maintain our REIT qualification, we do not expect that the amount of distributions we make will necessarily correlate to our REIT taxable income. Rather, we expect to determine the amount of distributions we make based on our cash flow and what we believe to be an appropriate and competitive dividend yield relative to other specialty finance companies and mortgage REITs. REIT taxable income will not necessarily bear any close relation to cash flow. Accordingly, we do not consider REIT taxable income to be a reliable measure of our liquidity, although the related distribution requirement can affect our liquidity and capital resources. Moreover, there are limitations associated with REIT taxable income as a measure of our financial performance over any period. As a result, REIT taxable income should not be considered as a substitute for our GAAP net income as a measure of our financial performance.

Impact of Inflation

Our operating results depend in part on the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities. Changes in the general level of interest rates prevailing in the economy in response to changes in the rate of inflation or otherwise can affect our income by affecting the spread between our interest-earning assets and interest-bearing liabilities, as well as, among other things, the value of our interest-earning assets. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We employ the use of correlated hedging strategies to limit the effects of changes in interest rates on our operations, including engaging in interest rate swaps to minimize our exposure to changes in interest rates. There can be no assurance that we will be able to adequately protect against the foregoing risks or that we will ultimately realize an economic benefit from any hedging contract into which we enter. Our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and or fair market value without considering inflation.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The principal objective of our asset/liability management activities is to maximize net interest income, while minimizing levels of interest rate risk. Net interest income and interest expense are subject to the risk of interest rate fluctuations. To mitigate the impact of fluctuations in interest rates, we use interest rate swaps to effectively convert variable rate liabilities to fixed rate liabilities for proper matching with fixed rate assets. Each derivative used as a hedge is matched with an asset or liability with which it has a high correlation. The swap agreements are generally held-to-maturity and we do not use derivative financial instruments for trading purposes. We use interest rate swaps to effectively convert variable rate debt to fixed rate debt for the financed portion of fixed rate assets. The differential to be paid or received on these agreements is recognized as an adjustment to the interest expense related to debt and is recognized on the accrual basis.

As of December 31, 2006, the primary component of our market risk was interest rate risk, as described below. Although we do not seek to avoid risk completely, we do believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

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

Effect on Net Interest and Dividend Income

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

On December 31, 2006, we were party to 33 interest rate swap contracts and three interest rate cap contracts. The following table summarizes the expiration dates of these contracts and their notional amounts (in thousands):

Expiration Date	Notional Amount
2007	$185,000
2008	716,000
2009	245,000
2010	62,500
2011	30,000
2012	50,000
2013	52,069
2015	54,000
2016	45,000
2017	55,000
2018	240,467
2021	42,933

TOTAL	$1,777,969

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

Extension Risk

We invest in RMBS, some of which have interest rates that are fixed for the first few years of the loan (typically three, five, seven or 10 years) and thereafter reset periodically on the same basis as adjustable-rate RMBS. We compute the projected weighted average life of our RMBS based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate residential mortgage-backed security is acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related RMBS. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related residential mortgage-backed security.

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

Hybrid Adjustable-Rate RMBS Interest Rate Cap Risk

We also invest in hybrid adjustable-rate RMBS, which are based on mortgages that are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security’s interest yield may change during any given period. However, our borrowing costs pursuant to our repurchase agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our hybrid adjustable-rate RMBS would effectively be limited by caps. This problem will be magnified to the extent we acquire hybrid adjustable-rate RMBS that are not based on mortgages which are fully indexed. In addition, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on our hybrid adjustable-rate RMBS than we need to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

Interest Rate Mismatch Risk

We intend to continue to fund a substantial portion of our investments with borrowings that, after the effect of hedging, have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of our investments. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively affect our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize hedging strategies discussed above.

Our analysis of risks is based on management’s experience, estimates, models and assumptions. These analyses rely on models that utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in this Annual Report on Form 10-K.

Prepayment Risk

Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates for existing RMBS generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. In addition, prepayment rates on adjustable-rate and hybrid adjustable-rate RMBS generally increase when the difference between long-term and short-term interest rates declines or becomes negative. Prepayments of RMBS could harm our results of operations in several ways. Some adjustable-rate mortgages underlying our adjustable-rate RMBS may bear initial “teaser” interest rates that are lower than their “fully-indexed” rates, which refers to the applicable index rates plus a margin. In the event that such an adjustable-rate mortgage is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the holder of the related residential mortgage-backed security would have held such security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the adjustable-rate residential mortgage-backed security. Additionally, we currently own mortgage assets that were purchased at a premium. The prepayment of such assets at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount and a consequent reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new mortgage assets to replace the prepaid assets, our financial condition, cash flow and results of operations could be negatively affected.

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

The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive investments, repurchase agreement liabilities, CDO liabilities and swaps, at December 31, 2006, assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates		Interest Rates
	Fall 100		Rise 100
	Basis Points	Unchanged	Basis Points
	(Dollars in thousands)

Mortgage assets and other securities available for sale(1)
Fair value	$3,405,891	$3,342,608	$3,270,065
Change in fair value	$63,283	—	$(72,543)
Change as a percent of fair value	1.89%	—	(2.17)%

Real estate loans
Fair value	$249,866	$235,900	$224,500
Change in fair value	$13,966	—	$(11,400)
Change as a percent of fair value	5.92%	—	(4.83)%

Other investments
Fair value	$20,133	$20,133	$20,133
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m

Repurchase agreements(2)
Fair value	$(2,868,449)	$(2,868,449)	$(2,868,449)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m

CDO liabilities
Fair value	$(195,245)	$(194,396)	$(193,585)
Change in fair value	$(849)	—	$811
Change as a percent of fair value	0.44%	—	(0.42)%

Designated and undesignated interest rate swaps and caps
Fair value	$(34,207)	$11,296	$56,177
Change in fair value	$(45,503)	—	$44,881
Change as a percent of notional value	(2.71)%	—	2.67%

Credit default swaps
Fair value	$3,463	$3,305	$3,146
Change in fair value	$158	—	$(159)
Change as a percent of notional value	0.14%	—	(0.14)%

Cross currency swap
Fair value	$890	$1,980	$3,071
Change in fair value	$(1,090)	—	$1,091
Change as a percent of notional value	(1.79)%	—	1.79%

(1)	The fair value of other available-for-sale investments that are sensitive to interest rate changes are included.

(2)	The fair value of the repurchase agreements would not change materially due to the short-term nature of these instruments.

n/m = not meaningful

It is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 100 basis points. In addition, other factors affect the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets would likely differ from that shown above, and such difference might be material and adverse to our stockholders.

Currency Risk

We have foreign currency exposure related to one commercial real estate loan that is denominated in Canadian dollars and had a carrying value at December 31, 2006 of $42.9 million and one other investment that is denominated in British pounds and had a carrying value at December 31, 2006 of $20.1 million. From time to time, we may make other investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk.

Changes in currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. We attempt to mitigate this impact by utilizing currency swaps on our foreign currency-denominated investments or foreign currency forward commitments to hedge the net exposure. As of December 31, 2006, all of our foreign currency exposure relating to real estate loans denominated in a foreign currency was hedged.

Risk Management

To the extent consistent with maintaining our REIT status, we seek to manage our interest rate risk exposure to protect our portfolio of RMBS and other mortgage securities and related debt against the effects of major interest rate changes. We generally seek to manage our interest rate risk by:

•	monitoring and adjusting, if necessary, the reset indices and interest rates related to our MBS and our borrowings;

•	attempting to structure our borrowing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

•	using derivatives, financial futures, swaps, options, caps, floors and forward sales to adjust the interest rate sensitivity of our MBS and our borrowings; and

•	actively managing, on an aggregate basis, the interest rate indices, interest rate adjustment periods, and gross reset margins of our MBS and the interest rate indices and adjustment periods of our borrowings.

Item 8.	Financial Statements and Supplementary Data.

The financial statements required by this item and the reports of the independent accountants thereon appear on pages F-3 to F-43. See accompanying Index to the Consolidated Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 14 to the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls

There have been no significant changes in our “internal control over financial reporting” (as defined in rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T).	Controls and Procedures.

Not applicable

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405 and 406 and paragraphs (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2007 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 11.	Executive Compensation.

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2007 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2007 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act. The information under the heading “Equity Compensation Plan Information” in Item 5 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2007 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2007 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements
See the accompanying Index to Financial Statement Schedule on page F-1.
(a)(2)	Consolidated Financial Statement Schedules
See the accompanying Index to Financial Statement Schedule on page F-1.
(a)(3)	Exhibits

Exhibit Index

Exhibit
Number		Description

3	.1*	Articles of Amendment and Restatement of Crystal River Capital, Inc.
3.2		Amended and Restated Bylaws of Crystal River Capital, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-130256) filed on March 1, 2006 and incorporated herein by reference).
4.1		Form of Certificate of Common Stock for Crystal River Capital, Inc. (filed as Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-130256) filed on July 13, 2006 and incorporated herein by reference).
10	.1(a)	Amended and Restated Management Agreement, dated as of July 11, 2006, between Crystal River Capital, Inc. and Hyperion Brookfield Crystal River Capital Advisors, LLC (filed as Exhibit 10.1(a) to the Company’s Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-130256) filed on July 13, 2006 and incorporated herein by reference).
10	.1(b)	Sub-Advisory Agreement, dated as of July 10, 2006, among Crystal River Capital, Inc., Hyperion Brookfield Crystal River Capital Advisors, LLC and Brookfield Crystal River Capital L.P. (filed as Exhibit 10.1(b) to the Company’s Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-130256) filed on July 13, 2006 and incorporated herein by reference).
10	.1(c)	Sub-Advisory Agreement, dated as of March 15, 2005, among Crystal River Capital, Inc., Hyperion Crystal River Capital Advisors, LLC and Ranieri & Co., Inc. (filed as Exhibit 10.1(c) to the Company’s Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-130256) filed on July 13, 2006 and incorporated herein by reference).
10.2		Registration Rights Agreement, dated as of March 15, 2005, between Crystal River Capital, Inc. and Deutsche Bank Securities Inc. and Wachovia Capital Markets, LLC (filed as Exhibit 10.2 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-130256) filed on March 1, 2006 and incorporated herein by reference).
10	.3(a)†	Crystal River Capital, Inc. 2005 Long Term Incentive Plan, as amended (filed as Exhibit 10.3(a) to the Company’s Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-130256) filed on July 13, 2006 and incorporated herein by reference).
10	.3(b)†	Form of Restricted Stock Award Agreement (filed as Exhibit 10.3(b) to the Company’s Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-130256) filed on July 13, 2006 and incorporated herein by reference).
10	.3(c)†	Form of Stock Option Agreement (filed as Exhibit 10.3(c) to the Company’s Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-130256) filed on July 13, 2006 and incorporated herein by reference).
10	.3(d)†	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.3(d) to the Company’s Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-130256) filed on July 13, 2006 and incorporated herein by reference).
10.4		Master Repurchase Agreement, dated as of August 15, 2005, by and among Wachovia Bank, National Association, Crystal River Capital, Inc. and Crystal River Capital TRS Holdings, Inc. (filed as Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-130256) filed on July 13, 2006 and incorporated herein by reference).
10	.5(a)	Revolving Credit Agreement, dated as of March 1, 2006, among the lenders party thereto, Signature Bank, as administrative agent, and Crystal River Capital, Inc. (filed as Exhibit 10.5(a) to the Company’s Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-130256) filed on July 13, 2006 and incorporated herein by reference).

Exhibit
Number		Description

10	.5(b)	First Amendment to Revolving Credit Agreement, dated as of April 10, 2006, by and among Crystal River Capital, Inc., Bank Hapoalim B.M. and Signature Bank (filed as Exhibit 10.5(b) to the Company’s Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-130256) filed on July 13, 2006 and incorporated herein by reference).
11.1		Statements regarding Computation of Earnings per Share (Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 11 to the consolidated financial statements contained in this report).
21	.1*	Subsidiaries of Crystal River Capital, Inc.
31	.1*	Certification of Clifford E. Lai, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Barry L. Sunshine, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Clifford E. Lai, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Barry L. Sunshine, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Represents a management contract or compensatory plan or arrangement.

*	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYSTAL RIVER CAPITAL, INC.

30 March 2007 Date	/s/ Clifford E. Lai Clifford E. Lai President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

30 March 2007 Date	/s/ Bruce K. Robertson Bruce K. Robertson Chairman of the Board of Directors

30 March 2007 Date	/s/ Clifford E. Lai Clifford E. Lai President, Chief Executive Officer and Director

30 March 2007 Date	/s/ Barry L. Sunshine Barry L. Sunshine Chief Financial Officer

30 March 2007 Date	/s/ Rodman L. Drake Rodman L. Drake Director

30 March 2007 Date	/s/ Janet Graham Janet Graham Director

30 March 2007 Date	/s/ Harald Hansen Harald Hansen Director

30 March 2007 Date	/s/ William F. Paulsen William F. Paulsen Director

30 March 2007 Date	/s/ Louis P. Salvatore Louis P. Salvatore Director

S-1

Index to Consolidated Financial Statements and Schedules

Management’s Responsibility for Financial Statements	F-2
Report of Independent Registered Public Accounting Firm	F-3
Audited Financial Statements
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-4
Consolidated Statements of Income for the year ended December 31, 2006 and for the period March 15, 2005 (commencement of operations) to December 31, 2005	F-5
Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2006 and for the period March 15, 2005 (commencement of operations) to December 31, 2005	F-6
Consolidated Statements of Cash Flows for the year ended December 31, 2006 and for the period March 15, 2005 (commencement of operations) to December 31, 2005	F-7
Notes to Consolidated Financial Statements	F-8
Schedule IV — Schedule of Mortgage Loans on Real Estate	F-42

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

Management’s Responsibility For Financial Statements

Crystal River Capital, Inc.’s management is responsible for the integrity and objectivity of all financial information included in this Annual Report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements include amounts that are based on the best estimates and judgments of management. All financial information in this Annual Report on Form 10-K is consistent with that in the consolidated financial statements.

Ernst & Young LLP, an independent registered public accounting firm, has audited these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and has expressed herein its unqualified opinion on those financial statements.

The Audit Committee of the Board of Directors, which oversees Crystal River Capital, Inc.’s financial reporting process on behalf of the Board of Directors, is composed entirely of independent directors (as defined by the New York Stock Exchange). The Audit Committee meets periodically with management, the independent accountants, and the internal auditors to review matters relating to the Company’s financial statements and financial reporting process, annual financial statement audit, engagement of independent accountants, internal audit function, system of internal controls, and legal compliance and ethics programs as established by Crystal River Capital, Inc.’s management and the Board of Directors. The internal auditors and the independent accountants periodically meet alone with the Audit Committee and have access to the Audit Committee at any time.

Dated: March 30, 2007

Clifford E. Lai
President and	Barry L. Sunshine
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Crystal River Capital, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Crystal River Capital, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2006 and for the period March 15, 2005 (commencement of operations) to December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crystal River Capital, Inc. and Subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the year ended December 31, 2006 and for the period March 15, 2005 (commencement of operations) to December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/  Ernst & Young LLP

New York, New York
March 22, 2007

CRYSTAL RIVER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share and per share data)

ASSETS:
Available for sale securities, at fair value
Commercial MBS	$472,572	$206,319
Residential MBS — Non-Agency MBS	287,243	512,685
— Agency MBS	2,532,101	1,663,462
ABS	46,132	54,530
Preferred stock	4,560	2,232
Real estate loans	237,670	146,497
Other investments	20,133	—
Cash and cash equivalents	39,023	21,463
Restricted cash	79,483	18,499
Receivables:
Principal paydown	5,940	11,773
Interest	19,380	12,091
Interest purchased	875	612
Swap receivable	1,948	—
Prepaid expenses and other assets	1,791	961
Deferred financing costs, net	4,929	6,662
Derivative assets	20,865	11,983

Total Assets	$3,774,645	$2,669,769

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Accounts payable, accrued expenses and cash collateral payable	$11,486	$4,173
Due to Manager	2,040	486
Due to broker	94,881	—
Dividends payable	16,514	—
Repurchase agreements	2,723,643	1,977,858
Repurchase agreements, related party	144,806	16,429
Collateralized debt obligations	194,396	227,500
Note payable, related party	—	35,000
Delayed funding of real estate loan	—	4,339
Interest payable	19,417	12,895
Derivative liabilities	11,148	9,660

Total Liabilities	3,218,331	2,288,340

Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized, 25,021,800 and 17,487,500 shares issued and outstanding at December 31, 2006 and 2005, respectively	25	17
Additional paid-in capital	566,285	406,311
Accumulated other comprehensive income (loss)	13,212	(11,742)
Declared dividends in excess of earnings	(23,208)	(13,157)

Total Stockholders’ Equity	556,314	381,429

Total Liabilities and Stockholders’ Equity	$3,774,645	$2,669,769

See accompanying notes to consolidated financial statements.

CRYSTAL RIVER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

		March 15, 2005
	Year Ended	(commencement of
	December 31,	operations) to
	2006	December 31, 2005
	(In thousands, except share and
	per share data)
Revenues:
Net interest and dividend income:
Interest income — available for sale securities	$181,728	$74,778
Interest income — real estate loans	11,860	3,556
Other interest and dividend income	7,636	1,267

Total interest and dividend income	201,224	79,601
Less interest expense	(139,601)	(48,425)

Net interest and dividend income	61,623	31,176

Expenses:
Management fees, related party	7,922	5,448
Professional fees	2,722	2,205
Insurance expense	413	250
Directors’ fees	436	141
Start up costs	—	349
Other expenses	583	43

Total expenses	12,076	8,436

Income before other revenues (expenses)	49,547	22,740
Other revenues (expenses):
Realized net loss on sale of real estate loans and securities available for sale	(2,128)	(521)
Realized and unrealized gain (loss) on derivatives	10,347	(2,497)
Impairment of available for sale securities	(10,389)	(5,782)
Foreign currency exchange gain	580	—
Other	(1,040)	8

Total other revenues (expenses)	(2,630)	(8,792)

Net income	$46,917	$13,948

Per share information:
Net income per share of common stock
Basic	$2.27	$0.80

Diluted	$2.27	$0.80

Dividends declared per share of common stock	$2.71	$1.55

Weighted average shares of common stock outstanding
Basic	20,646,637	17,487,500

Diluted	20,646,637	17,487,500

See accompanying notes to consolidated financial statements.

CRYSTAL RIVER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2006 and the Period March 15, 2005
(commencement of operations) to December 31, 2005

				Accumulated	Declared
	Common Stock		Additional	Other	Dividends in
		Par	Paid-In	Comprehensive	Excess		Comprehensive
	Shares	Value	Capital	Income (Loss)	of Earnings	Total	Income
	(In thousands, except share data)

Net income		$—	$—	$—	$13,948	$13,948	$13,948

Net unrealized holdings loss on securities available for sale				(23,447)		(23,447)	(23,447)

Unrealized gain on cash flow hedges				10,632		10,632	10,632

Realized gain on cash flow hedges				1,073		1,073	1,073

Comprehensive income							$2,206

Dividends declared on common stock					(27,105)	(27,105)

Proceeds of issuance of common stock, net of offering costs	17,400,000	17	405,596			405,613

Issuance of stock based compensation:

Manager	84,000

Board of directors	3,500		88			88

Amortization of stock based compensation	—		627			627

Balance at December 31, 2005	17,487,500	17	406,311	(11,742)	(13,157)	381,429

Net income					46,917	46,917	$46,917

Net unrealized holdings gain on securities available for sale				27,008		27,008	27,008

Net unrealized loss on cash flow hedges				(3,463)		(3,463)	(3,463)

Net realized gain on cash flow hedges				1,719		1,719	1,719

Amortization of realized cash flow hedge gain				(310)		(310)	(310)

Comprehensive income							$71,871

Dividends declared on common stock					(56,968)	(56,968)

Proceeds of issuance of common stock, net of offering costs	7,500,000	8	158,591			158,599

Issuance of stock based compensation:

Manager and manager’s employees, net of forfeitures	30,300					—

Board of directors	4,000					—

Amortization of stock based compensation			1,383			1,383

Balance at December 31, 2006	25,021,800	$25	$566,285	$13,212	$(23,208)	$556,314

See accompanying notes to consolidated financial statements.

CRYSTAL RIVER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		March 15, 2005
	Year Ended	(commencement of
	December 31,	operations) to
	2006	December 31, 2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,917	$13,948
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of stock based compensation	1,347	627
Amortization of underwriting costs on available for sale securities and real estate loans	111	44
Amortization of realized cash flow hedge gain	(310)	—
Accretion of net discount on available for sale securities and real estate loans	(9,866)	(3,816)
Deferred income tax expense	900	—
Writeoff of costs on real estate loans and available for sale securities	97	—
Realized net loss (gain) on sale of available for sale securities	2,128	(4)
Realized loss on sale of real estate loans	—	525
Impairment of available for sale securities	10,389	5,782
Accretion of interest on real estate loan	(1,164)	—
Realized loss on derivatives	541	—
Payments on settlement of derivatives	(850)	—
Unrealized (gain) loss on derivatives	(8,226)	2,576
Amortization of deferred financing costs	2,015	314
Gain on foreign currency exchange	(513)	—
Incentive fee paid in stock	7	—
Changes in operating assets and liabilities:
Interest receivable	(7,289)	(12,091)
Interest receivable, derivative	(1,072)	—
Swap interest receivable	(1,948)	—
Prepaid expenses and other assets	(1,449)	(961)
Accounts payable and accrued liabilities	3,212	4,173
Due to Manager	1,554	486
Interest payable	6,522	12,895
Interest payable, derivative	2,178	5,759

Net cash provided by operating activities	45,231	30,257

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(1,972,635)	(2,772,900)
Purchase of interest in other investments	(19,509)	—
Interest purchased	69	(612)
Underwriting costs on available for sale securities	(570)	(941)
Underwriting costs on real estate loans	(174)	(50)
Principal paydown on available for sale securities	534,017	297,066
Principal payments on real estate loans	2,052	89
Proceeds from the sale of available for sale securities	660,410	374
Proceeds from the repayment/sale of real estate loans	48,139	32,151
Funding of real estate loans	(144,547)	(174,881)

Net cash used in investing activities	(892,748)	(2,619,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds received (paid) on interest rate swaps and caps	(471)	1,090
Net change in cash collateral payable	1,960	—
Issuance of collateralized debt obligations	—	227,500
Principal repayments on collateralized debt obligations	(33,104)	—
Net deposits into restricted cash	(60,984)	(18,499)
Payment of deferred financing costs	(282)	(6,976)
(Repayment of) proceeds from note payable, related party	(35,000)	35,000
Net proceeds from repurchase agreements	745,785	1,977,858
Net proceeds from repurchase agreements, related party	128,377	16,429
Dividends paid	(40,423)	(27,105)
Proceeds from issuance of common stock, net of offering costs	159,219	405,613

Net cash provided by financing activities	865,077	2,610,910

Net increase in cash and cash equivalents	17,560	21,463
Cash and cash equivalents at beginning of period	21,463	—

Cash and cash equivalents at end of period	$39,023	$21,463

Supplemental disclosure of cash flows:
Cash paid during the period for interest	$128,889	$32,024

Supplemental disclosure of noncash investing and financing activities:
Delayed funding of real estate loan	—	4,339
Dividends declared, not yet paid	16,514	—
Principal paydown receivable	5,940	11,773
Purchase of securities available for sale not yet settled	94,881	—
Prepaid securities offering costs	619	—
Interest payable on interest rate swap	1,238	—

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(In thousands, except share and per share data)

1.  Organization

References herein to “we,” “us” or “our” refer to Crystal River Capital, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a Maryland corporation that was formed in January 2005 for the purpose of acquiring and originating a diversified portfolio of commercial and residential real estate structured finance investments. We commenced operations on March 15, 2005, when we completed an offering of 17,400,000 shares of common stock (the “Private Offering”), and we completed our initial public offering of 7,500,000 shares of common stock (the “Public Offering”) on August 2, 2006, as more fully explained in Note 8. We are externally managed and are advised by Hyperion Brookfield Crystal River Capital Advisors, LLC (the “Manager”) as more fully explained in Note 10.

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

All dividends declared in 2006 and 2005 are taxable as ordinary income.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include the accounts of Crystal River Capital, Inc., three wholly-owned subsidiaries created in connection with our collateralized debt obligations, two wholly-owned subsidiaries established for financing purposes and our taxable REIT subsidiary (“TRS”). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make a significant number of estimates in the preparation of the financial statements. These estimates include determining the fair market value of certain investments and derivative liabilities, amount and timing of credit losses, prepayment assumptions, and other items that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., market values change due to changes in supply and demand, credit performance, prepayments, interest rates, or other reasons; yields change due to changes in credit outlook and loan prepayments) will occur in the near future. Our estimates are inherently subjective in nature and actual results could differ from our estimates and differences may be material.

Cash and Cash Equivalents

We classify highly liquid investments with original maturities of 90 days or less from the date of purchase as cash equivalents. Cash and cash equivalents may include cash and short term investments. Short term investments are stated at cost, which approximates their fair value, and may consist of investments in money market accounts.

Restricted Cash

Restricted cash consists primarily of funds held on deposit with brokers to serve as collateral for repurchase agreements and certain interest rate swap agreements.

Securities

We invest in U.S. Agency residential mortgage-backed securities (“Agency ARMS”), Non-Agency residential mortgage-backed securities (“Non-Agency RMBS”), commercial mortgage-backed securities (“CMBS”) and other real estate debt and equity instruments. We account for our available for sale securities (Agency ARMS, CMBS, RMBS, asset-backed securities (“ABS”) and other real estate and equity instruments) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). We classify our securities as available for sale because we may dispose of them prior to maturity in response to changes in the market, liquidity needs or other events, even though we do not hold the securities for the purpose of selling them in the near future.

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

Periodically, all available for sale securities are evaluated for other than temporary impairment in accordance with SFAS 115 and Emerging Issues Task Force (“EITF”) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”). An impairment that is an “other than temporary impairment” is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the remaining life of the investment. Other than temporary impairments result in a reduction in the carrying value of the security to its fair value through the statement of income, which also creates a new carrying value for the investment. We compute a revised yield based on the future estimated cash flows as described in the section titled “Revenue Recognition” below. Significant judgments, including making assumptions regarding the estimated prepayments, loss assumptions and the changes in interest rates, are required in determining impairment.

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

Real estate loans are evaluated for possible impairment on a periodic basis in accordance with SFAS No. 114, Accounting by Creditors For Impairment of a Loan — an Amendment of FASB Statements No. 5 and 15 (“SFAS 114”). Impairment occurs when we determine it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Upon determination of impairment, we establish a reserve for loan losses and recognize a corresponding charge to the statement of income through a provision for loan losses. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan and the value of the real estate, partnership interest or other collateral that secures the loan.

Accounting For Derivative Financial Instruments and Hedging Activities

We account for our derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 133 and SFAS 149 require us to recognize all derivative instruments at their fair value as either assets or liabilities on our balance sheet. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether we have designated it, and whether it qualifies, as part of a hedging relationship and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. We have no fair value hedges or hedges of a net investment in foreign operations as of December 31, 2006 or 2005.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that are attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (i.e., in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative changes in the present value of future cash flows of the hedged item, if any, is recognized in the realized and unrealized gain (loss) on derivatives in current earnings during the period of change. For derivative instruments not designated as hedging instruments (including foreign currency swaps and credit default swaps), the gain or loss is recognized in realized and unrealized gain (loss) on derivatives in current earnings during the period of change. Income and/or expense from interest rate swaps are recognized as an adjustment to interest expense. We account for income and expense from interest rate swaps on an accrual basis over the period to which the payments and/or receipts relate.

Dividends to Stockholders

We record dividends to stockholders on the declaration date. The actual dividend and its timing are at the discretion of our board of directors. We intend to pay sufficient dividends to avoid incurring any income or excise tax. During the year ended December 31, 2006, we declared dividends in the amount of $56,968, of which $16,514 was distributed on January 26, 2007 to our stockholders of record as of December 29, 2006, and of which $34 related to dividends on deferred stock units. For the period March 15, 2005 (commencement of operations) to December 31, 2005, we declared and paid dividends in the amount of $27,105.

Organization Costs

We expensed our costs of organization as incurred.

Offering Costs

Offering costs that were incurred in connection with the Private Offering and the Public Offering are reflected as a reduction of additional paid-in-capital. Certain offering costs that were incurred in connection with the Public Offering were initially capitalized to prepaid expenses and other assets and were recorded as a reduction of additional paid-in-capital when we completed the Public Offering in August 2006.

Revenue Recognition

Interest income for our available for sale securities and real estate loans is recognized over the life of the investment using the effective interest method and recorded on the accrual basis. Interest income on mortgage-backed securities (“MBS”) is recognized using the effective interest method as required by EITF 99-20. Real estate loans are generally originated or purchased at or near par value, and interest income is recognized based on the contractual terms of the loan instruments. Any loan fees or acquisition costs on originated loans or securities are capitalized and recognized as a component of interest income over the life of the investment utilizing the straight- line method, which approximates the effective interest method. Interest income in 2006 included prepayment fees received of $1,633 from real estate loans. No such prepayments were earned during the period March 15, 2005 (commencement of operations) to December 31, 2005.

Under EITF 99-20, at the time of purchase, our management estimates the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the purchase price. As needed, we update these estimated cash flows and compute a revised yield based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans and the timing and the magnitude of credit losses on the mortgage loans underlying the securities have to be judgmentally estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may affect our management’s estimates and our interest income.

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

We may sell all or a portion of our real estate investments to a third party. To the extent the fair value received for an investment differs from the amortized cost of that investment and control of the asset that is sold is surrendered making it a “true sale”, as defined under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments

of Liabilities — a replacement of FASB Statement No. 125 (“SFAS 140”), a gain or loss on the sale will be recorded in the statements of income as realized net gain (loss) on sale of real estate loans. To the extent a real estate investment is sold that has any fees that were capitalized at the time the investment was made and were being recognized over the term of the investment, the unamortized fees are recognized at the time of sale and included in any gain or loss on sale of real estate loans.

Dividend income on preferred stock is recorded on the dividend declaration date.

Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code and the corresponding provisions of state law. In order to qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income to stockholders within the statutory timeframe. Accordingly, we generally will not be subject to federal or state income tax to the extent that we make qualifying distributions to our stockholders and provided we satisfy the REIT requirements, including certain asset, income, distribution and stock ownership tests. If we were to fail to meet these requirements, we would be subject to federal, state and local income taxes, which could have a material adverse impact on our results of operations and amounts available for distribution to our stockholders.

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

SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), establishes financial accounting and reporting standards for the effect of income taxes that result from an organization’s activities during the current and preceding years. SFAS 109 requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. A deferred tax asset or liability for each temporary difference is determined based upon the tax rates that the organization expects to be in effect when the underlying items of income and expense are realized. A deferred tax valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

We have a wholly-owned taxable REIT subsidiary that has made a joint election with us to be treated as our TRS. Our TRS is a separate entity subject to federal income tax under the Internal Revenue Code. For the year ended December 31, 2006 and the period March 15, 2005 (commencement of operations) to December 31, 2005, we recorded current income tax expense of $151 (federal income tax of $93 and state and local income tax of $58) and $0, respectively, which is included in other expenses. For the year ended December 31, 2006 and the period March 15, 2005 (commencement of operations) to December 31, 2005, we recorded deferred tax expense of $900 and $0, respectively, which is included in other expenses and as of December 31, 2006 and 2005. We had a deferred tax liability attributable to mark to market adjustments on foreign currency swaps held in our TRS of $900 and $0, respectively, which is included in accounts payable, accrued expenses and cash collateral payable.

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal fees and other third party costs associated with obtaining commitments for financing that result in a closing of such financing. These costs are amortized over the terms of the respective agreements using the effective interest method or a method that approximates the effective interest method and the amortization is reflected in interest expense. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.

Earnings per Share

We compute basic and diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). Basic earnings per share (“EPS”) is computed based on net income divided by the weighted average number of shares of common stock and other participating securities outstanding during the period. Diluted EPS is based on net income divided by the weighted average number of shares of common stock plus any additional shares of common stock attributable to stock options, provided that the options have a dilutive effect. At December 31, 2006 and 2005, options to purchase a total of 130,000 and 126,000 shares of common stock, respectively, have been excluded from the computation of diluted EPS in 2006, as they were determined to be antidilutive, and in 2005, as there would be no dilutive effect.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51 (“FIN 46”). FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights and on determining when and which business enterprise should consolidate a variable interest entity (“VIE”) when such enterprise would be determined to be the primary beneficiary. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. In December 2003, the FASB issued a revision of FIN 46, Interpretation No. 46R (“FIN 46R”), to clarify the provisions of FIN 46. FIN 46R states that a VIE is subject to consolidation if the investors in the entity being evaluated under FIN 46R either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns. VIEs within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the VIE’s expected losses, receives the majority of the VIE’s expected returns, or both.

Our ownership of the subordinated classes of CMBS and RMBS from a single issuer may provide us with the right to control the foreclosure/workout process on the underlying loans, which we refer to as the Controlling Class CMBS and RMBS. There are certain exceptions to the scope of FIN 46R, one of which provides that an investor that holds a variable interest in a qualifying special-purpose entity (“QSPE”) is not required to consolidate that entity unless the investor has the unilateral ability to cause the entity to liquidate. SFAS 140 sets forth the requirements for an entity to qualify as a QSPE. To maintain the QSPE exception, the special-purpose entity must initially meet the QSPE criteria and must continue to satisfy such criteria in subsequent periods. A special-purpose entity’s QSPE status can be affected in future periods by activities undertaken by its transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent that our CMBS or RMBS investments were issued by a special-purpose entity that meets the QSPE requirements, we record those investments at the purchase price paid. To the extent the underlying special-purpose entities do not satisfy the QSPE requirements, we follow the guidance set forth in FIN 46R as the special-purpose entities would be determined to be VIEs.

We have analyzed the pooling and servicing agreements governing each of our Controlling Class CMBS and RMBS investments for which we own a greater than 50% interest in the subordinated class and we believe that the terms of those agreements are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment for those special-purpose entities due to ongoing review by regulators and accounting standard setters (including the FASB’s project to amend SFAS 140 and the recently added FASB project on servicer discretion in a QSPE), potential actions by various parties involved with the QSPE (discussed in the paragraph above) and varying and evolving interpretations of the QSPE criteria under SFAS 140. We also have evaluated each of our Controlling Class CMBS and RMBS investments as if the special-purpose entities that issued such securities are not QSPEs. Using the fair value approach to calculate expected losses or residual returns, we have concluded that we would not be the primary beneficiary of any of the underlying special-purpose entities. Additionally, the standard setters continue to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of VIEs.

The following table details the purchase date, face amount of our investment, face amount of the respective issuance and our amortized cost in our CMBS and RMBS investments in which we are not the primary beneficiary and in which own a greater than 50% interest in the most subordinate class as of December 31:

			Total Face	2006	2005
Security Trust		Original Face	Amount of	Amortized	Amortized
Description	Purchase Date	Amount Purchased	Issuance	Cost	Cost

CMBS:
WBCMT 2005-C18	May 2005	$38,902	$1,405,372	$21,885	$19,577
GMACC 2005-C1	June 2005	53,928	1,597,857	28,997	29,478
COMM 2005-C6	August 2005	87,538	2,272,503	—	54,233
BSCMS 2005-PWR9	September 2005	83,001	2,152,389	50,066	50,368
CSMC 2006-C1	March 2006	82,833	3,005,432	53,285	—

Total CMBS		346,202	10,433,553	154,233	153,656

RMBS:
CWHL 2004-J8	March 2005	611	244,517	285	294
GSR MTG 2005-1F	March 2005	2,767	691,667	1,611	1,651
HVMLT 2005-2	March 2005	39,422	1,944,860	26,985	25,364
JPMMT 2003-A1	March 2005	809	269,635	476	478
WFMBS 2003-17	March 2005	3,002	1,000,331	1,746	1,784
WFMBS 2004-DD	March 2005	2,101	600,085	1,207	1,225
WFMBS 2005-2	March 2005	1,953	950,946	990	1,009
FHASI 2005-AR2	April 2005	39,009	281,707	1,689	34,659
WAMU 2005-AR6	April 2005	27,704	3,167,184	17,489	15,807
FFML 2005-FF3	May 2005	5,080	770,271	4,724	4,615
WFMBS 2005-AR5	May 2005	2,754	500,446	1,918	1,914
FHASI 2005-AR3	June 2005	2,522	315,111	1,906	1,877
JPMMT 2005-AR3	June 2005	8,696	1,895,799	6,511	6,513
FFNT 2005-FF5	July 2005	2,488	29,763	2,450	2,303
WFMBS 2004-Z	July 2005	4,552	1,300,298	2,557	2,441
BOAMS 2005-H	August 2005	3,888	706,792	2,647	2,612
FHAMS 2005-AA6	August 2005	6,476	575,025	4,460	4,521
JPMMT 2005-A5	August 2005	4,726	1,195,013	3,492	3,471
FHASI 2005-AR4	September 2005	2,129	425,565	1,335	1,293
RFMSI 2005-SA4	September 2005	1,681	850,478	1,340	1,301
FHASI 2005-AR5	October 2005	1,082	216,253	666	647
FHMT 2006-AR1	March 2006	1,063	212,576	597	—

Total RMBS		164,515	18,144,322	87,081	115,779

Total		$510,717	$28,577,875	$241,314	$269,435

Our maximum exposure to loss as a result of our investment in these QSPEs totaled $241,314 and $269,435 as of December 31, 2006 and 2005, respectively.

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

Stock compensation awards granted to the Manager and certain employees of the manager’s affiliates are accounted for in accordance with EITF 96-18, Accounting For Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which requires us to measure the fair value of the equity instrument using the stock prices and other measurement assumptions as of the earlier of either the date at which a performance commitment by the counterparty is reached or the date at which the counterparty’s performance is complete.

Concentration of Credit Risk and Other Risks and Uncertainties

Our investments are primarily concentrated in MBS that pass through collections of principal and interest from the underlying mortgages and there is a risk that some borrowers on the underlying mortgages will default. Therefore, MBS may bear some exposure to credit losses. Our maximum exposure to loss due to credit risk if all parties to the investments failed completely to perform according to the terms of the contracts as of December 31, 2006 and 2005 is $3,342,608 and $2,439,228, respectively. Our real estate loans and other investments may bear some exposure to credit losses. Our maximum exposure to loss due to credit risk if parties to the real estate loans, related and unrelated, and other investments failed completely to perform according to the terms of the loans as of December 31, 2006 and 2005 is $257,803 and $146,497, respectively.

We bear certain other risks typical in investing in a portfolio of MBS. Principal risks potentially affecting our financial position, income and cash flows include the risk that (i) interest rate changes can negatively affect the market values of our MBS, (ii) interest rate changes can influence decisions made by borrowers in the mortgages underlying the securities to prepay those mortgages, which can negatively affect both the cash flows from, and the market value of, our MBS and (iii) adverse changes in the market value of our MBS and/or our inability to renew short term borrowings would result in the need to sell securities at inopportune times and cause us to realize losses.

Other financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and real estate loans. We place our cash and cash equivalents in excess of insured amounts with high quality financial institutions. The collateral securing our real estate loans and other investments are located in the United States, Canada and the United Kingdom.

Other Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Our other comprehensive income is comprised primarily of unrealized gains and losses on securities available for sale and net unrealized and deferred gains and losses on certain derivative investments accounted for as cash flow hedges.

Securities Repurchase Agreements

In securities repurchase agreements, we transfer securities to a counterparty under an agreement to repurchase the same securities at a fixed price in the future. These agreements are accounted for as secured financing transactions as we maintain effective control over the transferred securities and the transfer meets the other criteria for such accounting. The transferred securities are pledged by us as collateral to the counterparty.

Foreign Currency Transactions

We conform to the requirements of SFAS No. 52, Foreign Currency Translation (“SFAS 52”). SFAS 52 requires us to record realized and unrealized gains and losses from transactions denominated in a currency other than our functional currency (U.S. dollar) in determining net income.

Recently Adopted Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets provided by APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”), and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005 and we adopted SFAS 153 in the first quarter of 2006. The adoption of SFAS 153 did not materially affect our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impractical to determine either the period-specific effects or the cumulative effect of the accounting change. SFAS 154 also requires that a change in the depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS 54 in the first quarter of 2006. The adoption of SFAS 154 did not materially affect our consolidated financial statements.

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

In April 2006, the FASB issued FSP FIN 46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R) (“FIN 46(R)-6”). FIN 46(R)-6 addresses the approach to determine the variability to consider when applying FIN 46(R). The variability that is considered in applying FIN 46R may affect (i) the determination as to whether an entity is a VIE, (ii) the determination of which interests are variable in the entity, (iii) if necessary, the calculation of expected losses and residual returns on the entity and (iv) the determination of which party is the primary beneficiary of the VIE. Thus, determining the variability to be considered is necessary to apply the provisions of FIN 46R. FIN 46(R)-6 is required to be prospectively applied to entities in which we first become involved after July 1, 2006 and would be applied to all existing entities with which we are involved if and when a “reconsideration event” (as described in FIN 46) occurs. We adopted FIN 46(R)-6 during the quarter ended September 30, 2006. The adoption of FIN 46(R)-6 did not materially affect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how registrants should quantify financial statement misstatements. Registrants will be permitted to restate prior period financial statements or recognize the cumulative effect of the initial application of SAB 108 through an adjustment to beginning retained earnings in the year of adoption. SAB 108 did not materially affect our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 is an amendment of SFAS 133 and SFAS 140 that allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. It also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Finally, SFAS 155 amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for fiscal periods beginning after September 15, 2006 and we will adopt SFAS 155 in the first quarter of 2007. We are currently assessing the impact of SFAS 155 on our financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 (i) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain conditions, (ii) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and (iii) permits an entity to choose either the amortization method or the fair value measurement method for subsequent measurement of each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal periods beginning after September 15, 2006, and we will adopt SFAS 156 in the first quarter 2007. We currently do not anticipate that the effects of SFAS 156 will materially affect our consolidated financial statements upon adoption.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is “more-likely-than-not” to be sustained upon examination. Measurement (step two) determines the amount of benefit that “more-likely-than-not” will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal periods beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We currently are evaluating the effect, if any, that FIN 48 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal periods beginning after November 15, 2007. SFAS 159 will be effective for us beginning January 1, 2008 and we are currently evaluating the effects of SFAS 159 on our consolidated financial statements.

Presentation

Certain reclassifications have been made in the presentation of the prior period’s consolidated financial statements to conform to the 2006 presentation.

3.  Available for Sale Securities

Our available for sale securities are carried at their estimated fair values. The amortized cost and estimated fair values of our available for sale securities as of December 31, 2006 and 2005 are summarized as follows:

December 31, 2006

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Description	Cost	Gains	Losses	Fair Value
CMBS	$469,505	$7,594	$(4,527)	$472,572
Residential MBS-Non-Agency ARMs	281,283	8,391	(2,431)	287,243
Residential MBS-Agency ARMs	2,538,699	5,524	(12,122)	2,532,101
ABS	44,708	1,673	(249)	46,132
Preferred stock	4,852	—	(292)	4,560

Total	$3,339,047	$23,182	$(19,621)	$3,342,608

December 31, 2005

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Description	Cost	Gains	Losses	Fair Value
CMBS	$208,703	$1,272	$(3,656)	$206,319
Residential MBS-Non-Agency ARMs	520,825	1,221	(9,361)	512,685
Residential MBS-Agency ARMs	1,677,125	443	(14,106)	1,663,462
ABS	53,670	941	(81)	54,530
Preferred stock	2,352	—	(120)	2,232

Total	$2,462,675	$3,877	$(27,324)	$2,439,228

We pledge our available for sale securities to secure our repurchase agreements and collateralized debt obligations. The fair value of the available for sale securities that we pledged as collateral as of December 31, 2006 and 2005 is summarized as follows:

	December 31,
Pledged as Collateral:	2006	2005
For borrowings under repurchase agreements	$2,893,720	$2,030,591
For borrowings under collateralized debt obligations	257,814	248,361

Total	$3,151,534	$2,278,952

The aggregate estimated fair values by underlying credit rating of our available for sale securities as of December 31, 2006 and 2005 were as follows:

	December 31, 2006		December 31, 2005
	Estimated		Estimated
Security Rating	Fair Value	Percentage	Fair Value	Percentage

AAA	$2,532,101	75.75%	$1,916,132	78.55%
AA	—	—	—	—
A	39,586	1.19	28,992	1.19
BBB	326,960	9.78	188,214	7.72
BB	226,649	6.78	164,518	6.75
B	137,383	4.11	97,615	4.00
Not rated	79,929	2.39	43,757	1.79

Total	$3,342,608	100.00%	$2,439,228	100.00%

The face amount and net unearned discount on our investments as of December 31, 2006 and 2005 were as follows:

	December 31,
Description:	2006	2005
Face amount	$3,607,182	$2,662,103
Net unearned discount	(268,135)	(199,428)

Amortized cost	$3,339,047	$2,462,675

For the year ended December 31, 2006 and the period March 15, 2005 (commencement of operations) through December 31, 2005, net discount on available for sale securities accreted into interest income totaled $9,782 and $3,779, respectively.

Commercial Mortgage Backed Securities (“CMBS”)

Our investments include CMBS, which are mortgage backed securities that are secured by, or evidence ownership interests in, a single commercial mortgage loan, or a partial or entire pool of mortgage loans secured by commercial properties. The securities may be senior, subordinated, investment grade or non-investment grade.

The following is a summary of our CMBS investments as of December 31, 2006 and 2005:

December 31, 2006

		Gross Unrealized		Estimated	Weighted Average
Security Rating	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Term (yrs)
AAA	$—	$—	$—	$—	—%	—%	—
AA	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—
BBB	226,820	4,986	(690)	231,116	5.63	6.35	9.76
BB	125,566	410	(2,213)	123,763	4.96	7.88	9.85
B	63,770	389	(1,189)	62,970	4.94	11.76	11.39
Not rated	53,349	1,809	(435)	54,723	5.00	16.49	12.31

Total CMBS	$469,505	$7,594	$(4,527)	$472,572	5.20	8.64	10.69

December 31, 2005

		Gross Unrealized		Estimated	Weighted Average
Security Rating	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Term (yrs)
AAA	$—	$—	$—	$—	—%	—%	—
AA	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—
BBB	81,639	245	(1,215)	80,669	5.32	6.40	11.12
BB	64,314	33	(1,000)	63,347	4.71	7.75	10.82
B	36,306	540	(430)	36,416	4.72	11.63	13.02
Not rated	26,444	454	(1,011)	25,887	4.69	20.76	13.75

Total CMBS	$208,703	$1,272	$(3,656)	$206,319	4.87	9.54	12.15

Residential Mortgage Backed Securities (“RMBS”)

Our investments include RMBS, which are securities that represent participations in, and are secured by or payable from, mortgage loans secured by residential property. Our RMBS investments include (i) Agency mortgage pass-through certificates, which are securities issued or guaranteed by the Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) or Government National Mortgage Association (“Ginnie Mae”), (ii) Agency Collateralized Mortgage Obligations issued by Fannie Mae or Freddie Mac backed by mortgage pass-through securities and evidenced by a series of bonds or certificates issued in multiple classes (collectively, “Agency Adjustable Rate RMBS” or “Agency ARMS”) and (iii) Non-Agency pass-through certificates which are rated classes in senior/ subordinated structures (“Non-Agency RMBS”).

The following is a summary of our Non-Agency RMBS investments as of December 31, 2006 and 2005:

December 31, 2006

		Gross Unrealized		Estimated	Weighted Average
Security Rating	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Term (yrs)
AAA	$—	$—	$—	$—	—%	—%	—
AA	—	—	—	—	—	—	—
A	29,094	124	(181)	29,037	6.74	7.39	3.33
BBB	61,340	103	(1,182)	60,261	7.07	8.56	3.26
BB	99,529	1,666	(469)	100,726	6.99	12.53	2.93
B	71,190	3,697	(474)	74,413	7.80	21.16	4.26
Not rated	20,130	2,801	(125)	22,806	6.91	49.10	3.04

Total Non-Agency RMBS	$281,283	$8,391	$(2,431)	$287,243	7.18	15.93	3.38

December 31, 2005

		Gross Unrealized		Estimated	Weighted Average
Security Rating	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Term (yrs)

AAA	$255,086	$—	$(2,416)	$252,670	5.28%	5.64%	3.83
AA	—	—	—	—	—	—	—
A	17,511	—	(618)	16,893	5.90	7.29	4.43
BBB	66,273	28	(1,187)	65,114	6.16	7.55	4.77
BB	101,243	387	(2,691)	98,939	6.51	11.08	4.95
B	62,541	189	(1,531)	61,199	6.64	15.28	7.61
Not rated	18,171	617	(918)	17,870	6.10	39.69	7.03

Total Non-Agency RMBS	$520,825	$1,221	$(9,361)	$512,685	5.91	9.32	5.04

The following is a summary of our Agency ARMS investments as of December 31, 2006 and 2005:

December 31, 2006

		Gross Unrealized		Estimated	Weighted Average
Security Rating	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Term (yrs)

AAA	$2,538,699	$5,524	$(12,122)	$2,532,101	5.46%	4.94%	1.89
AA	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—
BBB	—	—	—	—	—	—	—
BB	—	—	—	—	—	—	—
B	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—

Total Agency ARMS	$2,538,699	$5,524	$(12,122)	$2,532,101	5.46	4.94	1.89

December 31, 2005

		Gross Unrealized		Estimated	Weighted Average
Security Rating	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Term (yrs)

AAA	$1,677,125	$443	$(14,106)	$1,663,462	4.75%	5.34%	4.07
AA	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—
BBB	—	—	—	—	—	—	—
BB	—	—	—	—	—	—	—
B	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—

Total Agency ARMS	$1,677,125	$443	$(14,106)	$1,663,462	4.75	5.34	4.07

Asset-Backed Securities (“ABS”)

As of December 31, 2006 and December 31, 2005, we invested in asset-backed securities with an estimated fair value of $46,132 and $54,530, respectively. Aircraft ABS generally are collateralized by aircraft leases. Issuers of consumer and aircraft ABS generally are special-purpose entities owned or sponsored by banks and finance companies, captive finance subsidiaries of non-financial corporations or specialized originators such as credit card lenders.

The following is a summary of our ABS investments as of December 31, 2006 and 2005:

December 31, 2006

		Gross Unrealized		Estimated	Weighted Average
Security Rating	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Term (yrs)

AAA	$—	$—	$—	$—	—%	—%	—
AA	—	—	—	—	—	—	—
A	10,310	239	—	10,549	5.73	8.23	2.76
BBB	34,398	1,434	(249)	35,583	5.83	9.15	4.57
BB	—	—	—	—	—	—	—
B	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—

Total ABS	$44,708	$1,673	$(249)	$46,132	5.81	8.93	4.18

December 31, 2005

		Gross Unrealized		Estimated	Weighted Average
Security Rating	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Term (yrs)

AAA	$—	$—	$—	$—	—%	—%	—
AA	—	—	—	—	—	—	—
A	12,082	17	—	12,099	4.74	6.14	4.12
BBB	41,588	924	(81)	42,431	4.85	7.02	5.93
BB	—	—	—	—	—	—	—
B	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—

Total ABS	$53,670	$941	$(81)	$54,530	4.83	6.83	5.55

Other Securities

We invested in the preferred stock of Millerton I CDO with an estimated fair value of $2,160 and $2,232 as of December 31, 2006 and 2005, respectively, and the preferred stock of Millerton II CDO with an estimated fair value of $2,400 and $0 as of December 31, 2006 and 2005, respectively. The preferred stock of Millerton I CDO was rated Ba3 and the preferred stock of Millerton II CDO was not rated at December 31, 2006.

Unrealized Losses

The following table sets forth the amortized cost, fair value and unrealized loss for securities we owned as of December 31, 2006:

Security Rating	Number of Securities	Amortized Cost	Fair Value	Unrealized Loss

AAA	68	$1,221,778	$1,209,656	$(12,122)
AA	—	—	—	—
A	1	4,363	4,182	(181)
BBB	24	133,211	131,090	(2,121)
BB	41	110,688	107,814	(2,874)
B	36	60,327	58,664	(1,663)
Not rated	6	9,652	8,992	(660)

Total	176	$1,540,019	$1,520,398	$(19,621)

As of December 31, 2006, we held 47 securities, with unrealized losses totaling $1,878, that had been in a loss position for 12 months or less. As of December 31, 2006, we also held 129 securities, with unrealized losses totaling $17,743, that had been in a loss position for more than 12 months. The unrealized losses on all securities were the result of changes in market interest rates subsequent to their purchase. The unrealized losses on non-rated bonds were also due to market conditions and price volatility. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other than temporarily impaired at December 31, 2006.

The following table sets forth the amortized cost, fair value and unrealized loss for securities we owned as of December 31, 2005:

Security Rating	Number of Securities	Amortized Cost	Fair Value	Unrealized Loss

AAA	62	$1,515,976	$1,499,454	$(16,522)
AA	—	—	—	—
A	4	17,511	16,893	(618)
BBB	23	112,402	109,919	(2,483)
BB	33	127,727	123,916	(3,811)
B	31	65,349	63,388	(1,961)
Not rated	25	25,487	23,558	(1,929)

Total	178	$1,864,452	$1,837,128	$(27,324)

All securities that we owned as of December 31, 2005 with unrealized losses were acquired within twelve months of December 31, 2005. The unrealized losses on all securities were the result of changes in market interest rates subsequent to their purchase. The unrealized losses on non-rated bonds were also due to market conditions and price volatility. Because we had the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we did not consider these investments to be other than temporarily impaired at December 31, 2005.

Other Than Temporary Impairments

For the year ended December 31, 2006, we determined that nine Agency ARMS, four CMBS securities and 17 RMBS securities were impaired. In connection with the impairment of these securities, we recorded impairment charges of $10,389 in our statement of income for the year ended December 31, 2006 that has been reclassified out of other comprehensive income. As of December 31, 2005, we held nine Agency ARMS securities that we determined to be impaired. As a result, we recorded an impairment charge of $5,782 in our statement of income for the period March 15, 2005 (commencement of operations) to December 31, 2005 that was reclassified out of other comprehensive income. The nine Agency ARMS impaired in 2005 were sold in 2006.

During 2006, as part of our periodic surveillance of the underlying value of the collateral securing our CMBS investments, we revalued two of the underlying loans in the collateral securing a CMBS security. This resulted in a credit impairment charge for the year ended December 31, 2006 in the amount of $920.

Sale of Available for Sale Securities

During the year ended December 31, 2006, we sold 22 securities for proceeds of $182,744 and realized a gain of $1,571, we sold three securities at their carrying value for proceeds of $7,991 and we sold 16 securities for proceeds of $469,675 and realized a loss of $3,699. During the period March 15, 2005 (commencement of operations) through December 31, 2005, we sold one security for proceeds of $374 and realized a gain of $4.

4.  Real Estate Loans

We invest in mezzanine loans, B Notes, construction loans and whole loans. A mezzanine loan is a loan that is subordinated to a first mortgage loan on a property and is senior to the borrower’s equity in the properties. Mezzanine loans are made to the property’s owner and are secured by pledges of ownership interests in the property and/or the property owner. The mezzanine lender can foreclose on the pledged interests and thereby succeed to ownership of the property subject to the lien of the first mortgage.

A subordinated commercial real estate loan, which we refer to as a B Note, may be rated by at least one nationally recognized rating agency. A B Note is typically a privately negotiated loan that is secured by a first mortgage on a single large commercial property or group of related properties; and is subordinated to an A Note secured by the same first mortgage on the same property.

A construction loan represents a participation in a construction or rehabilitation loan on a commercial property that generally provides 85% to 90% of total project costs and is secured by a first lien mortgage on the property. Alternatively, mezzanine loans can be used to finance construction or rehabilitation where the security is subordinate to the first mortgage lien. Construction loans and mezzanine loans used to finance construction or rehabilitation generally would provide fees and interest income at risk-adjusted rates.

A whole mortgage loan is a loan secured by a first lien mortgage that provides mortgage financing to commercial and residential property owners and developers. Generally, mortgage loans have maturities that range from three to 10 years for commercial properties and up to 30 years for residential properties.

The following is a summary of our real estate loans as of December 31, 2006 and 2005:

				Weighted		Weighted
	Number of			Average		Average Years
Loan Type	Loans	Face Value	Carrying Value	Interest Rate	Maturity Range	to Maturity
December 31, 2006
Whole loans	16	$198,942	$200,605	6.06%	11/2009-7/2021	8.9
Construction loans	2	20,052	20,056	11.48	11/2007-7/2008	1.3
Mezzanine loans	2	16,923	17,009	9.75	7/2008-2/2016	6.6

	20	$235,917	$237,670	6.78	11/2007-7/2021	8.1

December 31, 2005
Whole loans	3	$97,323	$97,334	6.10%	9/2010-7/2021	10.6
B Notes	2	24,890	24,915	8.53	5/2007-8/2007	1.5
Construction loans	2	18,242	18,248	10.12	11/2007-7/2008	2.3
Mezzanine loans	1	6,000	6,000	9.59	6/2007	1.5

	8	$146,455	$146,497	7.15	5/2007-7/2021	7.6

The carrying values of our loans as of December 31, 2006 and 2005 include unamortized underwriting fees of $180 and $42, respectively.

The maturities of our real estate loans as of December 31, 2006 are as follows: $12,114 in 2007, $22,245 in 2008, $8,037 in 2009, $41,893 in 2010, $5,276 in 2011 and $146,352 thereafter.

In 2005, we originated a $9,450 mezzanine construction loan to develop luxury residential condominiums in Portland, Oregon. The loan provides for an aggregate of $6,695 of advances for construction costs and $2,755 for capitalized interest on the outstanding loan balance. The loan bears interest at an annual rate of 16% and has a maturity date of November 2007, which can be extended at the borrower’s option, subject to satisfying certain conditions, until May 2008. Interest on the loan was paid in cash through March 2006, and was capitalized thereafter. As of December 31, 2006, we have made advances of $8,058, including capitalized interest of $1,164.

The projected total costs to complete the project have increased from approximately $41,400 to a current projected total cost of $58,600, including capitalized interest. Of the 70 units available, 48 units have been sold subject to scheduled completion dates, which are not expected to be met. We have commenced negotiations with the senior lender and the borrower regarding the borrower’s need to obtain additional financing to cover these additional construction costs.

We have evaluated the financial merits of the project by reviewing the projected unit sales, estimating construction costs and evaluating other collateral available to us under the terms of the loan. Our management believes that it is probable that the entire loan balance, including the capitalized interest, will be recovered through the satisfaction of future cash flows from sales and other available collateral. Accordingly, we have not recorded any impairment related to this loan. We will continue to monitor the status of this loan. However, housing prices, in particular condominium prices, may fall, unit sales may lag projections and construction costs may increase, all of which may increase the risk of impairment to our loan. No assurance can be given that this loan will not be impaired in the future depending on the outcome of the future negotiations with the senior lender and the borrower and the borrower’s ability to complete the project without additional cost overruns. In the event that we determine that it is probable that we will not be able to recover the total contractual amount of principal and interest due on this loan, the loan would be impaired.

We pledge our real estate loans to secure our repurchase agreements and collateralized debt obligations. The fair value of the real estate loans that we pledged as collateral as of December 31, 2006 and 2005 is summarized as follows:

	December 31,
Pledged as Collateral:	2006	2005

For borrowings under repurchase agreements	$159,219	$17,294
For borrowings under collateralized debt obligations	18,000	48,890

Total	$177,219	$66,184

As of December 31, 2006 and 2005, our real estate loans included non-U.S. dollar denominated assets with a carrying value of $42,885 and $43,029, respectively.

5.	Debt and Other Financing Arrangements

The following is a summary of our debt as of December 31, 2006 and 2005:

Type of Debt:	2006	2005

Repurchase agreements	$2,723,643	$1,977,858
Repurchase agreements, related party	144,806	16,429
Collateralized debt obligations	194,396	227,500
Revolving credit facility	—	—
Note payable, related party	—	35,000

Total Debt	$3,062,845	$2,256,787

Repurchase Agreements

As of December 31, 2006, we had entered into master repurchase agreements with various counterparties to finance our asset purchases on a short term basis. Under these agreements, we sell our assets to the counterparties and agree to repurchase those assets on a date certain at a repurchase price generally equal to the original sales price plus accrued interest. The counterparties will purchase each asset financed under the facility at a percentage of the asset’s value on the date of origination, which is the purchase rate, and we will pay interest to the counterparty at short term interest rates (usually based on one-month LIBOR) plus a pricing spread. We have agreed to a schedule of purchase rates and pricing spreads with these counterparties that generally are based upon the class and credit rating of the asset being financed. The facilities are recourse to us. For financial reporting purposes, we characterize all of the borrowings under these facilities as balance sheet financing transactions.

Under the repurchase agreements, we are required to maintain adequate collateral with these counterparties. If the market value of the collateral we have pledged declines, then the counterparty may require us to provide additional collateral to secure our obligations under the repurchase agreement. As of December 31, 2006 and 2005, we were required to provide additional collateral in the amount of $62,075 and $18,499, respectively, which is included in restricted cash on the balance sheet.

As of December 31, 2006, we had repurchase agreements outstanding in the amount of $2,868,449 with a weighted average borrowing rate of 5.40%. As of December 31, 2006, the repurchase agreements had remaining weighted average maturities of 39 days and are summarized below:

			Weighted
			Average
	Outstanding	Fair Value	Borrowing	Maturity
Repurchase Counterparty	Balance	of Collateral	Rate	Range (days)

Related Party
Trilon International, Inc.	$144,806	$159,219	5.79%	29

Unrelated Parties
Banc of America Securities LLC	230,901	241,131	5.36	5 - 47
Bear, Stearns & Co. Inc.	236,128	243,513	5.33	5 - 66
Citigroup Global Markets Inc.	304,217	314,310	5.35	40 - 73
Credit Suisse First Boston LLC	220,724	229,216	5.34	5 - 73
Deutsche Bank Securities Inc.	607,052	695,756	5.48	17 - 54
Greenwich Capital Markets, Inc.	252,368	260,389	5.32	12 - 73
Lehman Brothers Inc.	232,929	249,927	5.42	12 - 73
Merrill Lynch, Pierce, Fenner & Smith Incorporated	296,812	306,850	5.32	24 - 54
Morgan Stanley & Co., Incorporated	191,288	196,654	5.36	12 - 40
WaMu Capital Corp.	151,224	155,974	5.30	5 - 66

	2,723,643	2,893,720

Total	$2,868,449	$3,052,939	5.40%	5 - 73

As of December 31, 2006, the maturity ranges of our outstanding repurchase agreements segregated by our available for sale securities and real estate loans are as follows:

	Up to	31 to	Over
	30 days	90 days	90 days	Total

Agency RMBS	$821,668	$1,601,030	$—	$2,422,698
Non-agency RMBS	16,937	6,285	—	23,222
CMBS	229,605	7,143	—	236,748
ABS	15,374	25,601	—	40,975
Real estate loans	144,806	—	—	144,806

Total	$1,228,390	$1,640,059	$—	$2,868,449

As of December 31, 2005, we had repurchase agreements outstanding in the amount of $1,994,287 with a weighted average borrowing rate of 4.33%. As of December 31, 2005, the repurchase agreements had remaining weighted average maturities of 45 days and are summarized below:

			Weighted
			Average
	Outstanding	Fair Value	Borrowing	Maturity
Repurchase Counterparty	Balance	of Collateral	Rate	Range (days)
Related Party
Trilon International, Inc.	$16,429	$17,294	4.83%	89

Unrelated Parties
Banc of America LLC	153,183	160,180	4.44	68
Bear, Stearns & Co. Inc.	377,993	391,847	4.31	9 - 47
Credit Suisse First Boston LLC	214,653	218,519	4.42	24 - 73
Deutsche Bank Securities Inc.	156,536	156,169	4.19	24 - 47
Greenwich Capital Markets, Inc.	254,017	260,168	4.31	9 - 73
Lehman Brothers Inc.	332,698	327,806	4.23	9 - 55
Morgan Stanley & Co., Incorporated	228,821	233,962	4.30	12 - 55
Wachovia Capital Markets, LLC	242,946	257,169	5.32	9 - 73
Wachovia Bank, National Association	17,011	24,771	4.41	594

	1,977,858	2,030,591

Total	$1,994,287	$2,047,885	4.33%	9 - 594

As of December 31, 2005, the maturity ranges of our outstanding repurchase agreements segregated by our available for sale securities and real estate loans are as follows:

	Up to	31 to	Over
	30 days	90 days	90 days	Total
Agency RMBS	$538,808	$1,051,235	$—	$1,590,043
Non-agency RMBS	170,975	112,895	17,011	300,881
CMBS	31,815	12,974	—	44,789
ABS	24,630	17,515	—	42,145
Real estate loans	—	16,429	—	16,429

Total	$766,228	$1,211,048	$17,011	$1,994,287

In August 2005, we entered into a $200,000 Master Repurchase Agreement (the “Master Repurchase Agreement”) with Wachovia Bank (the “Bank”). The Master Repurchase Agreement is for a two year term (expires August 2007) with a one year renewal option at the Bank’s discretion. Subject to the terms and conditions thereof, the Master Repurchase Agreement provides for the purchase, sale and repurchase of commercial and residential mortgage loans, commercial mezzanine loans, B Notes, participation interests in the foregoing, commercial mortgage-backed securities and other mutually agreed upon collateral and bears interest at varying rates over LIBOR based upon the type of asset included in the repurchase obligation. In November 2005, the Bank increased the borrowing capacity to $275,000. As of December 31, 2006 and 2005, the unused amount under the Master Repurchase Agreement was $275,000 and $257,989, respectively.

Collateralized Debt Obligations (“CDOs”)

In November 2005, we issued approximately $377,904 of CDOs through two newly-formed subsidiaries, Crystal River CDO 2005-1, Ltd. (“Issuer”) and Crystal River CDO 2005-1 LLC (the

“Co-Issuer”). The CDO consists of $227,500 of investment grade notes and $67,750 of non-investment grade notes, each with a final contractual maturity date of March 2046, which were co-issued by the Issuer and the Co-Issuer, and $82,654 of preference shares, which were issued by the Issuer. We retained all of the non-investment grade securities, the preference shares and the common shares in the Issuer. The issuer holds assets, consisting primarily of whole loans, CMBS and RMBS securities, which serve as collateral for the CDO. Investment grade notes in the aggregate principal amount of $217,500 were issued with floating coupons with a combined weighted average interest rate of three-month LIBOR plus 0.58%. In addition, $10,000 of investment grade notes were issued with a fixed coupon rate of 6.02%. The CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from the senior-most to junior-most as loans are repaid. We incurred approximately $5,906 of issuance costs, which is amortized over the average life of the CDO. The Issuer and Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. As of December 31, 2006 and 2005, the CDO was collateralized by available for sale securities with fair values of $257,814 and $248,361, respectively, and real estate loans with carrying values of $18,000 and $48,890, respectively.

Revolving Credit Facility

In March 2006, we entered into an unsecured credit facility with Signature Bank that provides for borrowings of up to $31,000 in the aggregate. The credit facility expires in March 2009. The credit facility provides for monthly repayments of all amounts due. Borrowings under the credit facility bear interest at a rate equal to the bank’s prime interest rate or 1.75% over LIBOR. We had no amounts outstanding under this credit facility at December 31, 2006.

Note Payable, Related Party

In August 2005, we borrowed $35,000 from an affiliate of our Manager for 90 days on an unsecured basis. In November 2005, we extended the loan an additional 90 days. The note bore interest at the fixed rate of 5.59% per annum and it matured on February 13, 2006. The note was repaid at maturity.

Restrictive Covenants and Maturities

Certain of our repurchase agreements and our revolving credit facility contain financial covenants, including maintaining our REIT status and maintaining a specific net asset value or worth. We were in compliance with all our financial covenants as of December 31, 2006 and 2005.

Scheduled maturities of our debt as of December 31, 2006 are as follows:

			Repurchase
		Repurchase	Agreements,
	CDO	Agreements	Related Party	Totals
2007	$40,640	$2,723,643	$144,806	$2,909,089
2008	51,758	—	—	51,758
2009	32,351	—	—	32,351
2010	23,096	—	—	23,096
2011	15,115	—	—	15,115
Thereafter	31,436	—	—	31,436

	$194,396	$2,723,643	$144,806	$3,062,845

Interest Expense

Interest expense is comprised of the following:

		March 15, 2005
		(commencement
	Year Ended	of operations) to
	December 31,	December 31,
	2006	2005

Interest on repurchase agreements	$135,721	$43,230
Interest on interest rate swap agreements	(11,884)	3,191
Interest on CDO notes	12,148	987
Interest on revolving credit facility	617	—
Interest on margin borrowing	480	—
Interest on notes payable, related party	239	703
Amortization of deferred financing costs	2,015	314
Other	265	—

Total interest expense	$139,601	$48,425

Interest payable is comprised of the following:

	December 31,	December 31,
	2006	2005

Interest on repurchase agreements	$18,530	$11,660
Interest on CDO notes	874	987
Interest on notes payable, related party	—	248
Other	13	—

Total interest payable	$19,417	$12,895

6.  Commitments and Contingencies

We invest in real estate construction loans. We had outstanding commitments to fund real estate construction loans in the aggregate of $24,050 as of December 31, 2006 and 2005. At December 31, 2006 and 2005, we had made advances totaling $22,060 and $18,242, respectively, under these commitments.

7.  Risk Management Transactions

Our objectives in using derivatives include reducing our exposure to interest expense movements through our use of interest rate swaps, reducing our exposure to foreign currency movements through our use of foreign currency swaps, and generating additional yield for investing through our use of credit default swaps.

The fair value of our derivatives at December 31, 2006 and 2005 consisted of the following

	2006	2005

Derivative Assets:
Interest rate swaps	$13,410	$11,983
Interest rate caps	334	—
Foreign currency swaps	2,744	—
Credit default swaps	3,305	—
Interest receivable — swap	1,072	—

Total derivative assets	$20,865	$11,983

Derivative Liabilities:
Interest rate swaps	$2,448	$—
Foreign currency swaps	764	308
Credit default swaps	—	3,593
Interest payable — swap	7,936	5,759

Total derivative liabilities	$11,148	$9,660

The notional amount of our interest rate swap open positions and interest rate cap open positions as of December 31, 2006 and 2005 were as follows:

	2006	2005

Interest rate swaps on reverse repurchase agreements	$1,285,433	$1,237,500
Interest rate caps on reverse repurchase agreements	200,000	—
Interest rate swaps on CDO notes	52,069	53,906
Interest rate swaps on CDO II notes (see note 15)	240,467	—

	$1,777,969	$1,291,406

As of December 31, 2006 and 2005, we had unhedged repurchase agreements totaling $1,383,016 and $756,787, respectively.

The change in unrealized gains (loss) in interest rate swaps designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity. As of December 31, 2006 and 2005, unrealized gains aggregating $7,169 and $10,632, respectively, on cash flow hedges were recorded in other comprehensive income. The net realized gains on settled swaps for the year ended December 31, 2006 and the period March 15, 2005 (commencement of operations) to December 31, 2005 were $1,719 and $1,090, respectively, and are being amortized into income through interest expense. As of December 31, 2006 and 2005, the amount of net realized gains on settled swaps amortized from other comprehensive income into income was $310 and $17, respectively.

The components of realized and unrealized gain (loss) on derivatives are as follows:

		March 15, 2005
		(commencement
	Year Ended	of operations) to
	December 31,	December 31,
	2006	2005

Unrealized gain (loss) on credit default swaps (“CDS”)	$6,898	$(3,593)
Unrealized gain on foreign currency swaps (“FCS”)	1,980	(308)
Unrealized gain on hedge ineffectiveness	386	382
Unrealized gain on economic hedges not designated for hedge accounting	450	803
Periodic payments received on CDS	1,499	299
Realized gain on CDS	35	—
Periodic payments received on FCS	338	—
Realized loss on FCS	(541)	—
Net realized loss on interest rate swaps	(698)	(80)

Net realized and unrealized gain (loss) on derivatives	$10,347	$(2,497)

The estimated amount of existing net unrealized gains as of December 31, 2006 that is expected to be reclassified into earnings within the next twelve months is $14,386.

As of December 31, 2006 and 2005, we were required to provide additional collateral in respect of our interest rate swaps in the amount of $17,408 and $0, respectively, which is included in restricted cash on the balance sheet.

The maturities of the notional amounts of our interest rate swaps and caps outstanding as of December 31, 2006 are as follows: $185,000 in 2007, $716,000 in 2008, $245,000 in 2009, $62,500 in 2010, $30,000 in 2011, $50,000 in 2012, $52,069 in 2013, $54,000 in 2015, $45,000 in 2016, $55,000 in 2017, $240,467 in 2018 and $42,933 in 2021.

As of December 31, 2006 and 2005, we held various credit default swaps, as the protection seller, with notional amount of $110,000 and $105,000, respectively. As of December 31, 2006, we have invested in CDS to receive periodic payments that are intended to increase our monthly portfolio yield.

8.  Stockholders’ Equity and Long-Term Incentive Plan

In March 2005, we completed the Private Offering in which we sold 17,400,000 shares of common stock, $0.001 par value, at an offering price of $25 per share, including the purchase of 400,000 shares of common stock by the initial purchasers/placement agents pursuant to an over-allotment option. We received proceeds from these transactions in the amount of $405,613, net of underwriting commissions, placement agent fees and other offering costs totaling $29,387. In August 2006, we completed the Public Offering in which we sold 7,500,000 shares of common stock at an offering price of $23 per share. The proceeds received from the Public Offering were $158,599, which was net of underwriting and other offering costs of $13,901. Each share of common stock entitles its holder to one vote per share. Officers, directors and entities affiliated with our Manager owned 1,981,967 and 945,800 shares of our common stock as of December 31, 2006 and 2005, respectively.

In March 2005, we adopted a Long-Term Incentive Plan (the “Plan”) which provides for awards under the Plan in the form of stock options, stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, deferred stock units and other performance awards. Our Manager and our officers, employees, directors, advisors and consultants who provide services to us are eligible to receive awards under the Plan. The Plan has a term of 10 years and, based on awards since adoption, limits awards through December 31, 2006 to a maximum of 1,748,750 shares of common stock. For subsequent periods, the maximum number of shares of common stock that may be subject to awards granted under the Plan can increase by 10% of the difference between the number of shares of common stock outstanding at the end of the current calendar year and the prior calendar year. In no event will the total number of shares that can be issued under the Plan exceed 10,000,000.

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

For the year ended December 31, 2006, we issued a total of 38,000 shares of restricted common stock. Of this amount, 30,000 shares were issued to one of our senior executives. The restrictions on the restricted common stock lapse and full rights of ownership vest for one-third of the restricted shares on each of the first three anniversary dates of issuance. The remaining 8,000 shares of restricted common stock were granted to an independent member of our board of directors and one of our Manager’s employees. The director received two separate 2,000 share grants and with respect to one such grant, vested one-third immediately and will vest in the remaining shares ratably on the second and third anniversary dates of issuance. With respect to the other grant, the director will vest all such shares on the first anniversary of issuance. In addition, for the year ended December 31, 2006, we have issued 14,000 deferred stock units to certain other independent members of our board of directors. Of this amount, 8,000 deferred stock units were issued in lieu of cash remunerations. These independent members of our board of directors fully vested in these units at the date of grant. The remaining 6,000 deferred stock units became one-third vested to the members of our board of directors immediately and will vest in the remaining units ratably on the second and third anniversary dates of issuance. In August 2006, one of our Manager’s employees who owned 4,000 shares of restricted common stock resigned prior to the vesting of any of such shares. In accordance with the agreement pursuant to which those shares were issued, upon his resignation, those shares of restricted common stock were forfeited back to us. In March 2006, we granted 4,000 stock options (exercise price of $25 per share) to one of our directors.

The fair value of unvested shares of the restricted stock issued to our Manager, directors and employees of our Manager’s affiliates as of December 31, 2006 and 2005 was $2,281 and $2,100, respectively, and the fair value of unvested stock options granted as of December 31, 2006 and 2005 was $228 ($2.63 per share) and $276 ($2.19 per share), respectively. For the year ended December 31, 2006 and the period March 15, 2005 (commencement of operations) to December 31, 2005, $1,066 and $708, respectively, was expensed relating to the amortization of the restricted stock and the stock options. For the year ended December 31, 2006 and the period March 15, 2005 (commencement of operations) to December 31, 2005, $282 and $0, respectively, was expensed relating to the amortization of deferred stock units. We expect to recognize approximately $1,342, $439 and $52 in compensation expense based on outstanding unvested grants for the years ended December 31, 2007, 2008 and 2009, respectively.

The Binomial option pricing model was used for pricing our stock options with the following assumptions as of December 31:

	2006	2005

Strike price	$25.00	$25.00
Dividend yield	10.75%	10.5%
Expected volatility	22.0%	20.0%
Risk free interest rate	5.0%	5.0%
Expected life of options	6 years	6 years

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Our stock options have characteristics that are significantly different from those of traded options and changes in the subjective input assumptions could materially affect the fair value estimate.

Restricted stock activity from inception is as follows:

	Number of
	Shares of	Weighted Average
	Restricted Stock	Fair Value

Non-vested stock awards, March 15, 2005	—	—
Granted	84,000	$25.00
Vested	—	—
Forfeited	—	—

Non-vested stock awards, December 31, 2005	84,000	25.00
Granted	38,000	24.86
Vested	(28,662)	25.00
Forfeited	(4,000)	25.00

Non-vested stock awards, December 31, 2006	89,338	24.94

Price range of stock awards outstanding	$22.31 - $25.00

Information regarding the granted and outstanding options to purchase our common stock since inception is as follows:

			Weighted
	Number of	Weighted Average	Average
	Options	Exercise Price	Fair Value

Options outstanding at March 15, 2005	—	—	—
Granted	126,000	$25.00	$2.19
Exercised	—	—	—
Forfeited	—	—	—

Options outstanding at December 31, 2005	126,000	$25.00	2.19
Granted	4,000	$25.00	2.49
Exercised	—	—	—
Forfeited	—	—	—

Options, outstanding at December 31, 2006	130,000	$25.00	2.63

	December 31,
	2006	2005

Options exercisable at end of period	43,328	—
Exercise price of options outstanding	$25.00	$25.00
Weighted average remaining contractual life	8.21 years	9.21 years

Information regarding outstanding deferred stock units since inception is as follows:

Number of
	Deferred Stock	Weighted Average
	Units	Fair Value

Deferred Stock Units outstanding at March 15, 2005	—	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Deferred Stock Units outstanding at December 31, 2005	—	—

Granted	21,690	$23.73
Exercised	—	—
Forfeited	—	—

Deferred Stock Units outstanding at December 31, 2006	21,690	$23.73

Accumulated other comprehensive income for the year ended December 31, 2006 and the period ended December 31, 2005 was comprised of the following:

		March 15, 2005
		(commencement
	Year Ended	of operations) to
	December 31,	December 31,
	2006	2005

Net unrealized gains (losses) on available for sale securities	$3,561	$(23,447)
Net realized and unrealized gains on interest rate swap and cap agreements accounted for as cash flow hedges	9,651	11,705

Total accumulated other comprehensive income (loss)	$13,212	$(11,742)

9.	Financial Risks

We are subject to various risks, including credit, interest rate and market risk. We are subject to interest rate risk to the extent that our interest-bearing liabilities mature or re-price at different speeds, or different bases, than our interest-earning assets. Credit risk is the risk of default on our investments that results in a counterparty’s failure to make payments according to the terms of the contract.

Market risk reflects changes in the value of the securities and real estate loans due to changes in interest rates or other market factors, including the rate of prepayments of principal and the value of the collateral underlying our available for sale securities and real estate loans.

As of December 31, 2006 and 2005, the mortgage loans in the underlying collateral pools for all securities we owned were secured by properties predominantly in California (23% in 2006, 22% in 2005), Florida (10% in 2006, 8% in 2005) and New York (5% in 2006 and 2005). All other states are individually less than 5% as of December 31, 2006 and 2005.

10.  Related Party Transactions

We have entered into a management agreement, as amended (the “Agreement”), with our Manager. The initial term of the Agreement expires in December 2008. After the initial term, the Agreement will be automatically renewed for a one-year term each anniversary date thereafter unless we or our Manager terminate the Agreement. The Agreement provides that our Manager will provide us with investment management services and certain administrative services and will perform our day-to-day operations. The monthly base management fee for such services is equal to 1.5% of one-twelfth of our equity, as defined in the Agreement, payable in arrears.

In addition, under the Agreement, our Manager earns a quarterly incentive fee equal to 25% of the amount by which the quarterly net income per share, as defined in the Agreement (which principally excludes the effect of stock compensation and the unrealized change in derivatives), exceeds an amount equal to the product of the weighted average of the price per share of the common stock we issued in the Private Offering and in the Public Offering and the price per share of common stock in any subsequent offerings by us, multiplied by the higher of (i) 2.4375% or (ii) 25% of the then applicable 10 year Treasury note rate plus 0.50%, multiplied by the then weighted average number of outstanding shares for the quarter. The incentive fee is paid quarterly. The Agreement provides that 10% of the incentive management fee is to be paid in shares of our common stock (providing that such payment does not result in our Manager owning directly or indirectly more than 9.8% of our issued and outstanding common stock) and the balance is to be paid in cash. Our Manager may, at its sole discretion, elect to receive a greater percentage of its incentive management fee in shares of our common stock. The incentive management fees included in the “Management fee, related party” caption on our statement of income that were incurred during the year ended December 31, 2006 and for the period March 13, 2005 (commencement of operations) were $68 and $0, respectively. In accordance with the Agreement, we issued to our Manager shares of our common stock in respect of 10% of such incentive management fees, which totaled 300 shares for the year ended December 31, 2006.

The Agreement may be terminated upon the affirmative vote of at least two-thirds of the independent members of our board of directors after the expiration of the initial term and by providing at least 180 days prior notice based upon either: (i) unsatisfactory performance by our Manager that is materially detrimental to us, or (ii) a determination by the independent members of our board of directors that the management fees payable to our Manager are not fair (subject to our Manager’s right to prevent a compensation termination by agreeing to a mutually acceptable reduction of the management fees). If we terminate the Agreement, then we must pay our Manager a termination fee equal to twice the sum of the average annual base and incentive fees earned by our Manager during the two twelve-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

We issued to our Manager 84,000 shares of our restricted common stock and granted options to purchase 126,000 shares of our common stock for a 10 year period at a price of $25 per share in March 2005. We issued to one of our executive officers 30,000 shares of restricted common stock in March 2006. The restricted stock and the options vest over a three-year period. We issued to one of our directors 2,000 shares of restricted stock in November 2006 that vest on the first anniversary of the date of issuance. For the year ended December 31, 2006 and the period March 15, 2005 (commencement of operations) to December 31, 2005, the base management expense was $6,830 and $4,821, respectively. Included in the management fee expense for the year ended December 31, 2006 and the period March 15, 2005 (commencement of operations) to December 31, 2005 is $1,024 and $627, respectively, of amortization of stock-based compensation related to restricted stock and options granted.

The Agreement provides that we are required to reimburse our Manager for certain expenses incurred by our Manager on our behalf provided that such costs and reimbursements are no greater than that which would be paid to outside professionals or consultants on an arm’s length basis. For the year ended December 31, 2006 and the period March 15, 2005 through December 31, 2005, we did not incur any reimbursable costs due to our Manager.

The following amounts from related party transactions are included in our balance sheet and income statement as of and for the periods ended December 31, 2006 and 2005:

	2006	2005

Real estate loans to related parties	$42,885	$43,029
Interest receivable from real estate loans to related parties	1,134	—
Interest payable on indebtedness to related parties	117	262
Interest income from real estate loans to related parties	2,395	—
Interest expense on indebtedness to related parties	3,115	453

We and our Manager have entered into sub-advisory agreements with other affiliated entities and the fees payable under such agreements will be paid from any management fees earned by our Manager. In addition, certain of these affiliated sub-advisory entities introduced investments to us for purchase that we acquired for a total of $21,986 and $253,565 during the year ended December 31, 2006 and the period March 15, 2005 (commencement of operations) to December 31, 2005, respectively. The purchase price was determined at arm’s length and the acquisition was approved in advance by the independent members of our board of directors.

11.  Earnings Per Share

The following table sets forth the calculation of basic and diluted EPS for the year ended December 31, 2006 and the period ended December 31, 2005:

	Year Ended December 31, 2006			Period Ended December 31, 2005
		Weighted			Weighted
		Average			Average
		Number			Number
		of Shares	Per Share		of Shares	Per Share
	Net Income	Outstanding	Amount	Net Income	Outstanding	Amount
Basic EPS:
Net earnings per share of common stock	$46,917	20,646,637	$2.27	$13,948	17,487,500	$0.80
Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	—		—	—

Diluted EPS:
Net earnings per share of common stock and assumed conversions	$46,917	20,646,637	$2.27	$13,948	17,487,500	$0.80

12.  Initial Public Offering

In August 2006, we completed the Public Offering, in which we sold 7,500,000 shares of common stock, $0.001 par value, at an offering price of $23 per share. We received proceeds from this transaction in the amount of $162,409, net of underwriting commissions and discounts but before other offering costs in the amount of $3,810. Each share of common stock entitles its holder to one vote per share. An affiliate of the parent of our Manager purchased 1,000,000 shares of our common stock in the Public Offering. After the transaction, our outstanding shares totaled 25,019,500.

13.  Fair Value of Financial Instruments

We are required to disclose the fair value of our financial instruments for which it is practical to estimate that value under SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”). SFAS 107 defines the fair value of a financial instrument as the amount at which such financial instrument could be exchanged in a current transaction between willing parties, in other than a forced sale or liquidation. For certain of our financial instruments, fair values are not readily available because there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair value using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In that regard, the derived fair value estimates may not be substantiated by comparison to independent markets, and in many cases, may not be realized in immediate settlement of the instrument. The fair values indicated below are indicative of the interest rate, prepayment and loss assumptions as of December 31, 2006 and 2005, and may not take into consideration the effects of subsequent interest rate, prepayment or loss assumption fluctuations, or changes in the values of underlying collateral. The fair value of cash and cash equivalents, restricted cash, receivables, prepaid expenses and other assets, accounts payable, accrued liabilities and cash collateral payable, due to Manager, due to broker, dividends payable, delayed funding of real estate loan and interest payable approximate their carrying values due to the short maturities of these items.

The carrying amounts and estimated fair values of our other financial instruments as of December 31, 2006 and 2005 were as follows:

	December 31, 2006		December 31, 2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Available for sale securities	$3,342,608	$3,342,608	$2,439,228	$2,439,228
Real estate loans	237,670	235,900	146,497	146,455
Other investments	20,133	20,133	—	—
Derivative assets	20,865	20,865	11,983	11,983
Liabilities:
Repurchase agreements	2,723,643	2,723,643	1,977,858	1,977,858
Repurchase agreements, related party	144,806	144,806	16,429	16,429
Collateralized debt obligations	194,396	194,396	227,500	227,500
Note payable, related party	—	—	35,000	35,000
Derivative liabilities	11,148	11,148	9,660	9,660

The methodologies used and key assumptions made to estimate fair values are as follows:

Available for sale securities — The fair value of securities available for sale is estimated by obtaining broker quotations, where available, based upon reasonable market order indications or a good faith estimate thereof. For securities where market quotes are not readily obtainable, management may also estimate values, and considers factors including the credit characteristics and term of the underlying security, market yields on securities with similar credit ratings, and sales of similar securities, where available.

Real estate loans — The fair value of our loan portfolio is estimated by using a discounted cash flow analysis, utilizing scheduled cash flows and discount rates estimated by management to approximate those that a willing buyer and seller might use.

Other investments — The fair value of our other investments is estimated by obtaining third-party quotations, where available.

Derivative assets and liabilities — The fair value of our derivative assets and liabilities is estimated using current market quotes and third-party quotations, where available.

Repurchase agreements — Management believes that the stated interest rates approximate market rates (when compared with similar credit facilities with similar credit risk). Accordingly, the fair value of the repurchase agreement is estimated to be equal to the outstanding principal amount.

Collateralized debt obligations and note payable, related party — The fair value of collateralized debt obligations and note payable, related party is estimated using a discounted cash flow analysis, based on management’s estimates of market interest rates. For mortgages where we have an early prepayment right, management also considers the prepayment amount in evaluating the fair value.

14.	Selected Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the year ended December 31, 2006 and the period March 15, 2005 (commencement of operations) to December 31, 2005:

	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006

Operating results:
Interest and dividend income	$59,118	$55,627	$45,293	$41,186
Interest expense	39,873	39,452	31,425	28,851
Net interest and dividend income	19,245	16,175	13,868	12,335
Net income	14,210	11,255	6,008	15,444
Per share data:
Net income — basic	$0.57	$0.50	$0.34	$0.88
Net income — diluted	$0.57	$0.50	$0.34	$0.88
Dividends declared	$0.66	$0.60	$0.725	$0.725

	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005
Operating results:
Interest income	$34,914	$28,879	$15,095	$713
Interest expense	22,802	17,978	7,542	103
Net interest income	12,112	10,901	7,553	610
Net income	1,222	12,289	315	122
Per share data:
Net income — basic	$0.07	$0.70	$0.02	$0.01
Net income — diluted	$0.07	$0.70	$0.02	$0.01
Dividends declared	$0.725	$0.58	$0.25	$—

Basic and diluted earnings per share are computed independently for each of the periods. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year.

15.	Subsequent Events

In January 2007, we issued approximately $390,338 of CDOs (“CDO II”) through two newly-formed subsidiaries, Crystal River Capital Resecuritization 2006-1 Ltd. (the “2006 Issuer”)

and Crystal River Capital Resecuritization 2006-1 LLC (the “2006 Co-Issuer”). CDO II consists of $324,956 of investment grade notes and $14,638 of non-investment grade notes, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $19,517 of non-investment grade notes and $31,227 of preference shares, which were issued by the 2006 Issuer. We retained all of the non-investment grade securities, the preference shares and the common shares in the 2006 Issuer. The 2006 Issuer holds assets, consisting of CMBS securities, which serve as collateral for CDO II. Investment grade notes in the aggregate principal amount of $324,956 were issued with floating coupons with a combined weighted average interest rate of three-month LIBOR plus 0.57%. We incurred approximately $6,006 of issuance costs, which will be amortized over the average life of CDO II. The 2006 Issuer and the 2006 Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. CDO II was collateralized by available for sale securities.

In January 2007, we made a $28,462 investment in a private equity fund that invests in real estate investments. The fund is managed by an affiliate of our Manager and the investment was approved by the independent members of our board of directors. In connection with that investment, we agreed to a future capital commitment of $10,392. In March 2007, we funded $6,542 of such commitment.

In March 2007, our consolidated statutory trust, Crystal River Preferred Trust I, issued $50,000 of trust preferred securities to a third party investor. The trust preferred securities have a 30-year term, maturing in April 2037, are redeemable at par on or after April 2012 and pay interest at a fixed rate of 7.68% for the first five years ending April 2012, and thereafter, at a floating rate of three month LIBOR plus 2.75%.

In March 2007, we purchased two office buildings located in the Phoenix and Houston central business districts that are 100% leased on a triple-net basis for 15 years. The transaction amount is approximately $234,000. The buildings were acquired from the Brookfield Real Estate Opportunity Fund, an affiliate of our Manager, and the acquisition was approved by the independent members of our board of directors. We financed the acquisition with a $198,500 mortgage loan due April 2017 that bears interest at an annual rate equal to 5.5%.

In March 2007, we declared a quarterly dividend of $0.68 per share, which will be paid on April 30, 2007 to our stockholders of record as of March 30, 2007.

CRYSTAL RIVER CAPITAL, INC. AND SUBSIDIARIES

SCHEDULE IV — SCHEDULE OF MORTGAGE LOANS ON REAL ESTATE
December 31, 2006
(In thousands)

6

							Principal
							Amount
							of Loan
							Subject to
		Final			Face	Carrying	Delinquent
	Interest	Maturity		Prior	Amount of	Amount of	Principal or
Loan Type	Rate	Date	Periodic Payment Terms	Liens(1)	Mortgages	Mortgages(2)	Interest

Construction Loans:
Birchwood Acres	8.45%	July 2008	Interest payable monthly with scheduled periodic principal payments over the life to maturity	n/a	$11,994	$11,998	—
Cambridge Condos	16.00	November 2007	Interest is capitalized monthly at a fixed rate with the principal and accrued interest due at maturity	$20,735	8,058	8,058	—

Total construction loans					20,052	20,056
Mezzanine Loans:
Walgreens	7.32	February 2016	Principal and interest are payable monthly based on amortization schedule over the life to maturity	112,175	11,063	11,133	—
Sheffield Building	14.35	July 2008	Interest payable monthly with the principal due at maturity	400,000	5,860	5,876	—

Total mezzanine loans					16,923	17,009
Whole Loans:
Forbes Trinchera Ranch	7.83	September 2010	Interest payable monthly with the principal due at maturity	n/a	37,000	37,004	—
Highvale Coal Ltd.	5.42	July 2021	Principal and interest are payable annually based on amortization schedule over the life to maturity	n/a	42,885	42,885	—
Forestville Plaza	8.63	November 2009	Interest payable monthly with the principal due at maturity	n/a	3,400	3,367	—
Nationwide — Fairgate Apartments	5.98	November 2012	Principal and interest are payable monthly based on amortization schedule over the life to maturity	n/a	4,816	4,952	—
Nationwide — Willow Springs Apts	6.29	November 2013	Principal and interest are payable monthly based on amortization schedule over the life to maturity	n/a	6,752	7,065	—
Nationwide — Marine Drive Tech Center	5.20	August 2016	Principal and interest are payable monthly based on amortization schedule over the life to maturity	n/a	4,295	4,262	—
Nationwide — Garden Grove Community Center	6.33	June 2015	Principal and interest are payable monthly based on amortization schedule over the life to maturity	n/a	9,323	9,818	—
Nationwide — Pioneer Ridge Apartments	5.25	July 2014	Principal and interest are payable monthly based on amortization schedule over the life to maturity	n/a	12,610	12,493	—

							Principal
							Amount
							of Loan
							Subject to
		Final			Face	Carrying	Delinquent
	Interest	Maturity		Prior	Amount of	Amount of	Principal or
Loan Type	Rate	Date	Periodic Payment Terms	Liens(1)	Mortgages	Mortgages(2)	Interest

Nationwide — Torrance Tech Business Center	4.95	December 2014	Principal and interest are payable monthly based on amortization schedule over the life to maturity	n/a	4,985	4,847	—
Nationwide — Shops of Dunwoody	6.66	August 2015	Principal and interest are payable monthly based on amortization schedule over the life to maturity	n/a	8,495	9,155	—
Nationwide — Coral Springs Shopping Center	4.94	January 2015	Principal and interest are payable monthly based on amortization schedule over the life to maturity	n/a	11,448	11,133	—
Nationwide — American Distribution II	5.29	February 2016	Principal and interest are payable monthly based on amortization schedule over the life to maturity	n/a	5,249	5,213	—
Nationwide — 121 Champion Way	5.22	August 2015	Principal and interest are payable monthly based on amortization schedule over the life to maturity	n/a	8,202	8,105	—
Nationwide — Roseville Industrial	5.41	January 2016	Principal and interest are payable monthly based on amortization schedule over the life to maturity	n/a	22,869	22,854	—
Nationwide — Seaboard Commons	6.21	July 2016	Principal and interest are payable monthly based on amortization schedule over the life to maturity	n/a	12,714	13,379	—
Nationwide — Stone Creek Village	6.01	July 2016	Interest payable monthly with the principal due at maturity	n/a	3,899	4,073	—

Total whole loans					198,942	200,605

Total loans					$235,917	$237,670

(1)	Represents estimated amount of mortgage liens collateralizing senior debt

(2)	Includes unamortized underwriting costs

Reconciliation of Mortgage Loans on Real Estate
Balance, March 15, 2005	$—
Additions during period:
New mortgage loans	179,220
Underwriting costs	50
Subtractions during period:
Mortgages sold	(32,676)
Principal payments	(89)
Amortization of underwriting costs	(8)

Balance, December 31, 2005	146,497
Additions during period:
New mortgage loans and advances on construction loans	140,208
Capitalized interest	1,164
Underwriting costs	174
Subtractions during period:
Mortgages sold	—
Principal payments	(2,052)
Amortization of underwriting costs	(38)
Foreign currency translation losses	(144)
Mortgages repaid	(48,139)

Balance, December 31, 2006	$237,670

The aggregate cost of real estate loans for federal income tax purposes is $237,670.