Form 10-Q
period 2007-03-31
Crystal River Capital, Inc.
filed 2007-05-15
CIK 1344705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 14, 2007 was 25,001,800.

CRYSTAL RIVER CAPITAL, INC.

PART I.
FINANCIAL INFORMATION

Item 1.  Financial Statements

Crystal River Capital, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS:
Available for sale securities, at fair value
Commercial MBS	$493,306	$472,572
Residential MBS—Non-Agency MBS	270,705	287,243
—Agency MBS	2,010,836	2,532,101
ABS	44,162	46,132
Preferred stock	4,018	4,560
Real estate loans	252,680	237,670
Commercial real estate, net	210,961	—
Other investments	58,115	20,133
Intangible assets	83,381	—
Cash and cash equivalents	42,586	39,023
Restricted cash	76,419	79,483
Receivables:
Principal paydown	6,417	5,940
Interest	16,081	19,380
Interest purchased	437	875
Swap receivable	3,614	1,948
Other receivable	13,617	—
Prepaid expenses and other assets	2,641	1,791
Deferred financing costs, net	11,223	4,929
Derivative assets	14,195	20,865

Total Assets	$3,615,394	$3,774,645

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Accounts payable, accrued expenses and cash collateral payable	$3,115	$11,486
Due to Manager	4,131	2,040
Due to broker	80,454	94,881
Dividends payable	17,032	16,514
Intangible liabilities	73,403	—
Repurchase agreements	1,989,928	2,723,643
Repurchase agreements, related party	124,806	144,806
Collateralized debt obligations	516,895	194,396
Junior subordinated notes	51,550	—
Mortgage payable	198,500	—
Interest payable	17,583	19,417
Derivative liabilities	17,137	11,148

Total Liabilities	3,094,534	3,218,331

Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized, 25,021,800 shares issued and outstanding	25	25
Additional paid-in capital	566,676	566,285
Accumulated other comprehensive income (loss)	(13,145)	13,212
Declared dividends in excess of earnings	(32,696)	(23,208)

Total Stockholders’ Equity	520,860	556,314

Total Liabilities and Stockholders’ Equity	$3,615,394	$3,774,645

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Income
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenues:
Interest and dividend income:
Interest income — available for sale securities	$50,204	$37,740
Interest income — real estate loans	4,325	2,611
Other interest and dividend income	2,700	727

Total interest and dividend income	57,229	41,078
Rental income, net	538	—

Total revenues	57,767	41,078

Expenses:
Interest expense	40,135	28,851
Management fees, related party	2,353	1,677
Professional fees	782	761
Depreciation and amortization	311	—
Incentive fees	124	—
Insurance expense	82	91
Directors’ fees	162	144
Public company expense	71	—
Other expenses	231	92

Total expenses	44,251	31,616
Other revenues (expenses):
Realized net gain (loss) on sale of real estate loans and securities available for sale	1,620	(568)
Realized and unrealized (loss) gain on derivatives	(8,450)	7,930
Impairment of available for sale securities	(635)	(1,258)
Foreign currency exchange gain (loss)	502	(192)
Income from equity investments	849	—
Other	142	70

Total other revenues (expenses)	(5,972)	5,982

Net income	$7,544	$15,444

Per share information:
Net income per share of common stock
Basic	$0.30	$0.88

Diluted	$0.30	$0.88

Dividends declared per share of common stock	$0.68	$0.725

Weighted average shares of common stock outstanding
Basic	25,043,565	17,495,082

Diluted	25,043,565	17,495,082

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2007
(in thousands, except share data)
(Unaudited)

				Accumulated	Declared
			Additional	Other	Dividends in
	Common Stock		Paid-In	Comprehensive	Excess of		Comprehensive
	Shares	Par Value	Capital	Income (Loss)	Earnings	Total	Income (Loss)

Balance at December 31, 2006	25,021,800	$25	$566,285	$13,212	$(23,208)	$556,314
Net income					7,544	7,544	$7,544
Net unrealized holdings loss on securities available for sale				(21,113)		(21,113)	(21,113)
Unrealized loss on cash flow hedges				(2,116)		(2,116)	(2,116)
Realized net loss on cash flow hedges				(2,738)		(2,738)	(2,738)
Amortization of net realized gains on cash flow hedges				(390)		(390)	(390)

Comprehensive loss							$(18,813)

Dividends declared on common stock					(17,032)	(17,032)
Offering costs			(48)			(48)
Issuance of stock based compensation:
Amortization of stock based compensation			439			439

Balance at March 31, 2007	25,021,800	$25	$566,676	$(13,145)	$(32,696)	$520,860

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,544	$15,444
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of stock based compensation	439	343
Accretion of net discount on available for sale securities and loans	(3,161)	(1,997)
Realized net loss (gain) on sale of available for sale securities	(1,620)	568
Impairment of available for sale securities	635	1,258
Accretion of interest on real estate loans	(327)	—
Amortization of net realized cash flow hedge gain	(390)	(34)
Unrealized (gain) loss on derivatives	8,585	(7,568)
Amortization of deferred financing costs	622	485
Income from equity investment	(849)	—
Change in deferred income tax	750	—
(Gain) loss on foreign currency translation	(502)	243
Depreciation and amortization	311	—
Amortization of intangible liabilities	(138)	—
Other	315	38
Changes in operating assets and liabilities:
Payments on settlement of derivatives	(481)	—
Interest receivable	2,652	(2,823)
Proceeds from settlement of derivatives	560	—
Prepaid expenses and other assets	522	(487)
Return on capital from equity investments	652	—
Accounts payable and accrued liabilities	(6,825)	(1,901)
Due to Manager	2,091	1,447
Interest payable	(1,834)	3,059
Interest payable, derivative	(1,675)	404

Net cash provided by operating activities	7,876	8,479

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(148,670)	(595,484)
Acquisition of interest in other investments	(35,004)	—
Acquisition of commercial real estate	(234,710)	—
Interest purchased	(136)	(145)
Underwriting costs on available for sale securities and real estate loans	(78)	(316)
Principal payments on available for sale securities and real estate loans	124,655	111,701
Proceeds from the sale of available for sale securities	512,161	182,482
Proceeds from the repayment of real estate loans	—	15,845
Net deposits of restricted cash for investment	(16,498)	—
Funding of real estate loans	(14,864)	(6,914)

Net cash provided by (used in) investing activities	186,856	(292,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from junior subordinated notes held by trust that issued trust preferred securities	50,000	—
Due from affiliate	—	(1,050)
Payment on settlement of derivatives	(5,495)	—
Proceeds from the settlement of derivatives	1,388	—
Net change in cash collateral payable	(430)	—
Issuance of collateralized debt obligations	324,956	—
Proceeds from mortgage payable	198,500	—
Principal repayments on collateralized debt obligations	(2,457)	(16,290)
Net (deposits into) return of restricted cash	19,562	(52,783)
Payment of deferred financing costs	(6,916)	(210)
Dividends paid	(16,514)	—
Repayment of note payable, related party	—	(35,000)
Net (payments on) proceeds from repurchase agreements	(733,715)	349,323
Net (payments on) proceeds from repurchase agreements, related party	(20,000)	40,805
Offering costs	(48)	—

Net cash (used in) provided by financing activities	(191,169)	284,795

Net increase in cash and cash equivalents	3,563	443
Cash and cash equivalents at beginning of period	39,023	21,463

Cash and cash equivalents at end of period	$42,586	$21,906

Supplemental disclosure of cash flows:
Cash paid during the period for interest	$43,014	$24,545
Supplemental disclosure of noncash investing and financing activities:
Receivable on credit default swaps	3,614	—
Dividends declared, not yet paid	17,032	12,707
Principal paydown receivable	6,417	9,394
Purchase of available for sale securities not yet settled	80,153	5,500
Equity investment in trust	1,550	—
Capitalization of interest on other investments	1,164	—

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007
(in thousands, except share and per share data)
(unaudited)

1.	ORGANIZATION

References herein to “we,” “us” or “our” refer to Crystal River Capital, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a Maryland corporation that was formed in January 2005 for the purpose of acquiring and originating a diversified portfolio of commercial and residential real estate structured finance investments. We commenced operations on March 15, 2005, when we completed an offering of 17,400,000 shares of common stock (the “Private Offering”), and we completed our initial public offering of 7,500,000 shares of common stock (the “Public Offering”) on August 2, 2006, as more fully explained in Note 13. We are externally managed and are advised by Hyperion Brookfield Crystal River Capital Advisors, LLC (the “Manager”) as more fully explained in Note 11.

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

Basis of Quarterly Presentation—The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. These consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation—Our consolidated financial statements include the accounts of Crystal River Capital, Inc., three wholly-owned subsidiaries created in connection with our collateralized debt obligations, three wholly-owned subsidiaries established for financing purposes, three wholly-owned subsidiaries established to own interests in real property and our taxable REIT subsidiary (“TRS”). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires us to make a significant number of estimates in the preparation of the financial statements. These estimates include determining the fair market value of certain investments and derivative liabilities, amount and timing of credit losses, prepayment assumptions, allocation of purchase price to tangible and intangible assets on property acquisitions, and other items that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007
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

Cash and Cash Equivalents—We classify highly liquid investments with original maturities of 90 days or less from the date of purchase as cash equivalents. Cash and cash equivalents may include cash and short term investments. Short term investments are stated at cost, which approximates their fair value, and may consist of investments in money market accounts.

Restricted Cash—Restricted cash consists primarily of funds held on deposit with brokers to serve as collateral for repurchase agreements, certain interest rate swap agreements and funds held by the trustee for CDO II (see Note 6) to fund future purchases of available for sale securities.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007
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

Real estate loans are evaluated for possible impairment on a periodic basis in accordance with SFAS No. 114, Accounting by Creditors For Impairment of a Loan—an Amendment of FASB Statement No. 5 and 15 (“SFAS 114”). Impairment occurs when we determine it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Upon determination of impairment, we establish a reserve for loan losses and recognize a corresponding charge to the statement of income through a provision for loan losses. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan and the value of the real estate, partnership interest or other collateral that secures the loan.

Commercial Real Estate—Commercial properties held for investment are carried at cost less accumulated depreciation. In accordance with SFAS No. 141, Business Combinations, upon acquisition, we allocate the purchase price to the components of the commercial properties acquired: the amount allocated to land is based on its estimated fair value; buildings and existing tenant improvements are recorded at depreciated replacement cost; above- and below-market in-place operating leases are determined based on the present value of the difference between the rents payable under the contractual terms of the leases and estimated market rents; lease origination costs for in-place operating leases are determined based on the estimated costs that would be incurred to put the existing leases in place under the same terms and conditions; and tenant relationships are measured based on the present value of the estimated avoided net costs if a tenant were to renew its lease at expiry, discounted by the probability of such renewal.

Depreciation on buildings is provided on a straight-line basis over the useful lives of the properties to a maximum of 40 years. Depreciation is determined with reference to each rental property’s carried value, remaining estimated useful life and residual value. Acquired tenant improvements, above- and below-market in-place operating leases and lease origination costs are amortized on a straight-line basis over the remaining terms of the leases. The value associated with acquired tenant relationships is amortized on a straight-line basis over the expected term of the relationships. All other tenant improvements and re-leasing costs are deferred and amortized on a straight-line basis over the terms of the leases to which they relate. Depreciation on buildings and amortization of deferred leasing costs and tenant

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007
(in thousands, except share and per share data)
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

improvements that are determined to be assets of the company are recorded in depreciation and amortization expense. All above-and below-market tenant leases and tenant relationships are amortized to revenue. Above- and below-market ground leases are amortized to operating expenses.

Properties are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. For commercial properties, an impairment loss is recognized when a property’s carrying value exceeds its undiscounted future net cash flow. The impairment is measured as the amount by which the carrying value exceeds the estimated fair value. Projections of future cash flow take into account the specific business plan for each property and management’s best estimate of the most probable set of economic conditions anticipated to prevail in the market.

Accounting for Derivative Financial Instruments and Hedging Activities—We account for our derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 133 and SFAS 149 require us to recognize all derivative instruments at their fair value as either assets or liabilities on our balance sheet. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether we have designated it, and whether it qualifies, as part of a hedging relationship and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. We have no fair value hedges or hedges of a net investment in foreign operations as of March 31, 2007.

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

Dividends to Stockholders—We record dividends to stockholders on the declaration date. The actual dividend and its timing are at the discretion of our board of directors. We intend to pay sufficient dividends to avoid incurring any income or excise tax. During the three months ended March 31, 2007, we declared dividends in the amount of $0.68 per share of which

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007
(in thousands, except share and per share data)
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

$17,032 was distributed on April 27, 2007 to our stockholders of record as of March 30, 2007, and of which $17 related to dividends on deferred stock units.

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

Trust Preferred Securities—Trusts that we form for the sole purpose of issuing trust preferred securities are not consolidated in our financial statements in accordance with Financial Interpretation No. 46R (FIN 46R) as we have determined that we are not the primary beneficiary of such trusts. Our investment in the common securities of such trusts is included in other assets in our consolidated financial statements.

Revenue Recognition—Interest income for our available for sale securities and real estate loans is recognized over the life of the investment using the effective interest method and recorded on the accrual basis. Interest income on mortgage-backed securities (“MBS”) is recognized using the effective interest method as required by EITF 99-20. Real estate loans generally are originated or purchased at or near par value, and interest income is recognized based on the contractual terms of the loan instruments. Any loan fees or acquisition costs on originated loans or securities are capitalized and recognized as a component of interest income over the life of the investment utilizing the straight-line method, which approximates the effective interest method. None of the interest income for the three months ended March 31, 2007 or 2006 included prepayment fees.

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
March 31, 2007
(in thousands, except share and per share data)
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

We may sell all or a portion of our real estate investments to a third party. To the extent the fair value received for an investment differs from the amortized cost of that investment and control of the asset that is sold is surrendered making it a “true sale”, as defined under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125 (“SFAS 140”), a gain or loss on the sale will be recorded in the statements of income as realized net gain (loss) on sale of real estate loans. To the extent a real estate investment is sold that has any fees that were capitalized at the time the investment was made and were being recognized over the term of the investment, the unamortized fees are recognized at the time of sale and included in any gain or loss on sale of real estate loans.

We have retained substantially all of the risks and benefits of ownership of our rental properties and therefore we account for leases with our tenants as operating leases. The total amount of contractual rent that we receive from operating leases is recognized on a straight-line basis over the term of the lease; and a straight-line or free rent receivable, as applicable, is recorded for the difference between the rental revenue recorded and the contractual amount received. In addition to base rent, the tenants in our commercial real estate properties also pay substantially all operating costs.

Dividend income on preferred stock is recorded on the dividend declaration date.

Interest in Equity Investment—We account for our investment in BREF One, LLC, a real estate finance fund, under the equity method of accounting since we own more than a minor interest in the fund, but do not unilaterally control the fund and are not considered to be the primary beneficiary under FIN 46R. The investment was recorded initially at cost, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions.

Income Taxes—We have elected to be taxed as a REIT under the Internal Revenue Code and the corresponding provisions of state law. In order to qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income to stockholders within the statutory timeframe. Accordingly, we generally will not be subject to federal or state income tax to the extent that we make qualifying distributions to our stockholders and provided we satisfy the REIT requirements, including certain asset, income, distribution and stock ownership tests. If we were to fail to meet these requirements, we would be subject to federal, state and local income taxes, which could have a material adverse impact on our results of operations and amounts available for distribution to our stockholders.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007
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

We have a wholly-owned taxable REIT subsidiary that has made a joint election with us to be treated as our TRS. Our TRS is a separate entity subject to federal income tax under the Internal Revenue Code. For the three months ended March 31, 2007 and 2006, we recorded current income tax expense of $339 (federal income tax of $215 and state and local income tax of $124) and $0, respectively, which is included in other expenses. For the three months ended March 31, 2007 and 2006, we recorded a deferred tax benefit of $750 and $0, respectively, which is included in other expenses. As of March 31, 2007, we had a deferred tax liability of $150 attributable to mark to market adjustments on foreign currency swaps held in our TRS which is included in accounts payable, accrued expenses and cash collateral payable. As of December 31, 2006 we had a deferred tax liability of $900 attributable to mark to market adjustments on foreign currency swaps held in our TRS of $900 which is included in accounts payable, accrued expenses and cash collateral payable.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was effective January 1, 2007. The adoption of FIN 48 did not materially affect our consolidated financial statements.

Our policy for interest and penalties on material uncertain tax positions recognized in our consolidated financial statements is to classify these as interest expense and operating expense, respectively. However, in accordance with FIN 48 we assessed our tax positions for all open tax years (Federal, years 2005 to 2006 and State, years 2005 to 2006) as of March 31, 2007 and concluded that we have no material FIN 48 liabilities to be recognized at this time.

Deferred Financing Costs—Deferred financing costs represent commitment fees, legal fees and other third party costs associated with obtaining commitments for financing that result in a closing of such financing. These costs are amortized over the terms of the respective agreements using the effective interest method or a method that approximates the effective interest method and the amortization is reflected in interest expense. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007
(in thousands, except share and per share data)
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.

Earnings per Share—We compute basic and diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). Basic earnings per share (“EPS”) is computed based on net income divided by the weighted average number of shares of common stock and other participating securities outstanding during the period. Diluted EPS is based on net income divided by the weighted average number of shares of common stock plus any additional shares of common stock attributable to stock options, provided that the options have a dilutive effect. At March 31, 2007 and March 31, 2006, options to purchase a total of 130,000 shares of common stock and 126,000 shares of common stock, respectively, have been excluded from the computation of diluted EPS as they were determined to be antidilutive.

Variable Interest Entities—In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51 (“FIN 46”). FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights and on determining when and which business enterprise should consolidate a variable interest entity (“VIE”) when such enterprise would be determined to be the primary beneficiary. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. In December 2003, the FASB issued a revision of FIN 46, Interpretation No. 46R (“FIN 46R”), to clarify the provisions of FIN 46. FIN 46R states that a VIE is subject to consolidation if the investors in the entity being evaluated under FIN 46R either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns. VIEs within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the VIE’s expected losses, receives the majority of the VIE’s expected returns, or both.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007
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

Our maximum exposure to loss as a result of our investment in these QSPEs totaled $238,278 as of March 31, 2007.

The financing structures that we offer to the borrowers on certain of our real estate loans involve the creation of entities that could be deemed VIEs and therefore, could be subject to FIN 46R. Our management has evaluated these entities and has concluded that none of them are VIEs that are subject to the consolidation rules of FIN 46R.

Stock Based Compensation—We account for stock-based compensation in accordance with the provisions of SFAS No. 123R, Accounting for Stock-Based Compensation (“SFAS 123R”), which establishes accounting and disclosure requirements using fair value based methods of accounting for stock-based compensation plans. Compensation expense related to grants of stock and stock options are recognized over the vesting period of such grants based on the estimated fair value on the grant date.

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

Concentration of Credit Risk and Other Risks and Uncertainties—Our investments are primarily concentrated in MBS that pass through collections of principal and interest from the underlying mortgages and there is a risk that some borrowers on the underlying mortgages will default. Therefore, MBS may bear some exposure to credit losses. Our maximum exposure to loss due to credit risk if all parties to the investments failed completely to perform according to the terms of the contracts as of March 31, 2007 is $2,823,027. Our real estate loans and other investments may bear some exposure to credit losses. Our maximum exposure to loss due to credit risk if parties to the real estate loans, related and unrelated, and other investments failed completely to perform according to the terms of the loans as of March 31, 2007 is $252,680.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007
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

Credit risk also arises from the possibility that tenants may be unable to fulfill their lease commitments. We have a significant concentration of rental revenue from both of our commercial properties given that JPMorgan Chase is the main tenant of both properties. Therefore, we are subject to concentration of credit risk, and the inability of this tenant to make its lease payments could have an adverse effect on us. Our exposure to this credit risk is mitigated since we have long-term leases in place for both properties with a tenant that has an investment grade credit rating.

Other Comprehensive Income (Loss)—Comprehensive income (loss) consists of net income and other comprehensive income (loss). Our other comprehensive income (loss) is comprised primarily of unrealized gains and losses on securities available for sale and net unrealized and deferred gains and losses on certain derivative investments accounted for as cash flow hedges.

Securities Repurchase Agreements—In securities repurchase agreements, we transfer securities to a counterparty under an agreement to repurchase the same securities at a fixed price in the future. These agreements are accounted for as secured financing transactions as we maintain effective control over the transferred securities and the transfer meets the other criteria for such accounting. The transferred securities are pledged by us as collateral to the counterparty.

Foreign Currency Transactions—We conform to the requirements of SFAS No. 52, Foreign Currency Translation (“SFAS 52”). SFAS 52 requires us to record realized and unrealized gains and losses from transactions denominated in a currency other than our functional currency (U.S. dollar) in determining net income.

Recent Accounting Pronouncements Not Yet Adopted—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value in GAAP and requires expanded financial statement disclosures about fair value measurements for assets and liabilities. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. SFAS 157 is effective for fiscal periods beginning after November 15, 2007. SFAS 157 will be effective for us beginning January 1,

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007
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

Presentation—Certain reclassifications have been made in the presentation of the prior periods consolidated financial statements to conform to the March 2007 presentation.

3.	AVAILABLE FOR SALE SECURITIES

Our available for sale securities are carried at their estimated fair values. The amortized cost and estimated fair values of our available for sale securities as of March 31, 2007 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Description	Cost	Gains	Losses	Fair Value

CMBS	$497,819	$5,717	$(10,230)	$493,306
Residential MBS-Non-Agency ARMs	279,739	6,928	(15,962)	270,705
Residential MBS-Agency ARMs	2,016,019	2,730	(7,913)	2,010,836
ABS	42,151	2,011	—	44,162
Preferred stock	4,852	—	(834)	4,018

Total	$2,840,580	$17,386	$(34,939)	$2,823,027

We pledge our available for sale securities to secure our repurchase agreements and collateralized debt obligations. The fair value of the available for sale securities that we pledged as collateral as of March 31, 2007 is summarized as follows:

March 31,
Pledged as Collateral:	2007

For borrowings under repurchase agreements	$2,033,419
For borrowings under collateralized debt obligations	557,147

Total	$2,590,566

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007
(in thousands, except share and per share data)
(unaudited)

3.	AVAILABLE FOR SALE SECURITIES — (Continued)

The aggregate estimated fair values by underlying credit rating of our available for sale securities as of March 31, 2007 was as follows:

	March 31, 2007
	Estimated Fair
Security Rating	Value	Percentage

AAA	$2,010,836	71.23%
AA	—	—
A	36,818	1.30
BBB	337,513	11.96
BB	220,478	7.81
B	130,348	4.62
Not rated	87,034	3.08

Total	$2,823,027	100.00%

The face amount and net unearned discount on our investments as of March 31, 2007 was as follows:

March 31,
Description:	2007

Face amount	$3,132,040
Net unearned discount	(291,460)

Amortized cost	$2,840,580

For the three months ended March 31, 2007 and the three months ended March 31, 2006, net discount on available for sale securities accreted into interest income totaled $3,201 and $1,997, respectively.

Commercial Mortgage Backed Securities (“CMBS”)—Our investments include CMBS, which are mortgage backed securities that are secured by, or evidence ownership interests in, a single commercial mortgage loan, or a partial or entire pool of mortgage loans secured by commercial properties. The securities may be senior, subordinated, investment grade or non-investment grade.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007
(in thousands, except share and per share data)
(unaudited)

3.	AVAILABLE FOR SALE SECURITIES — (Continued)

The following is a summary of our CMBS investments as of March 31, 2007:

	Amortized	Gross Unrealized		Estimated	Weighted Average
Security Rating	Cost	Gains	Losses	Fair Value	Coupon	Yield	Term (yrs)

AAA	$—	$—	$—	$—	—%	—%	—
AA	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—
BBB	254,124	1,846	(5,204)	250,766	5.72	6.37	9.55
BB	124,246	171	(2,608)	121,809	4.96	7.90	9.65
B	65,593	1,883	(1,867)	65,609	4.94	11.61	10.89
Not rated	53,856	1,817	(551)	55,122	5.00	16.53	11.77

Total CMBS	$497,819	$5,717	$(10,230)	$493,306	5.25	8.54	10.33

Residential Mortgage Backed Securities (“RMBS”)—Our investments include RMBS, which are securities that represent participations in, and are secured by or payable from, mortgage loans secured by residential property. Our RMBS investments include (i) Agency mortgage pass-through certificates, which are securities issued or guaranteed by the Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) or Government National Mortgage Association (“Ginnie Mae”), (ii) Agency Collateralized Mortgage Obligations issued by Fannie Mae or Freddie Mac backed by mortgage pass-through securities and evidenced by a series of bonds or certificates issued in multiple classes (collectively, “Agency Adjustable Rate RMBS” or “Agency ARMS”) and (iii) Non-Agency pass-through certificates which are rated classes in senior/ subordinated structures (“Non-Agency RMBS”).

The following is a summary of our Non-Agency RMBS investments as of March 31, 2007:

	Amortized	Gross Unrealized		Estimated	Weighted Average
Security Rating	Cost	Gains	Losses	Fair Value	Coupon	Yield	Term (yrs)

AAA	$—	$—	$—	$—	—%	—%	—
AA	—	—	—	—	—	—	—
A	28,857	40	(1,609)	27,288	6.71	7.84	3.04
BBB	57,256	—	(5,141)	52,115	6.96	9.62
BB	103,739	563	(7,601)	96,701	7.19	17.43	2.73
B	61,747	3,907	(915)	64,739	8.00	20.64	4.60
Not rated	28,140	2,418	(696)	29,862	6.87	37.89	2.99

Total Non-Agency RMBS	$279,739	$6,928	$(15,962)	$270,705	7.23	17.61	3.26

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007
(in thousands, except share and per share data)
(unaudited)

3.	AVAILABLE FOR SALE SECURITIES — (Continued)

The following is a summary of our Agency ARMS investments as of March 31, 2007:

	Amortized	Gross Unrealized		Estimated	Weighted Average
Security Rating	Cost	Gains	Losses	Fair Value	Coupon	Yield	Term (yrs)

AAA	$2,016,019	$2,730	$(7,913)	$2,010,836	5.32%	5.06%	1.91
AA	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—
BBB	—	—	—	—	—	—	—
BB	—	—	—	—	—	—	—
B	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—

Total Agency ARMS	$2,016,019	$2,730	$(7,913)	$2,010,836	5.32	5.06	1.91

Asset-Backed Securities (“ABS”)—As of March 31, 2007, we invested in asset-backed securities with an estimated fair value of $44,162. Aircraft ABS generally are collateralized by aircraft leases. Issuers of consumer and aircraft ABS generally are special-purpose entities owned or sponsored by banks and finance companies, captive finance subsidiaries of non-financial corporations or specialized originators such as credit card lenders.

The following is a summary of our ABS investments as of March 31, 2007:

	Amortized	Gross Unrealized		Estimated	Weighted Average
Security Rating	Cost	Gains	Losses	Fair Value	Coupon	Yield	Term (yrs)

AAA	$—	$—	$—	$—	—%	—%	—
AA	—	—	—	—	—	—	—
A	9,235	295	—	9,530	5.70	8.19	11.96
BBB	32,916	1,716	—	34,632	5.80	9.17	17.75
BB	—	—	—	—	—	—	—
B	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—

Total ABS	$42,151	$2,011	$—	$44,162	5.78	8.96	16.55

Other Securities—We invested in the preferred stock of Millerton I CDO with an estimated fair value of $1,968 as of March 31, 2007, and the preferred stock of Millerton II CDO with an estimated fair value of $2,050 as of March 31, 2007. The preferred stock of Millerton I CDO was rated Ba3 and the preferred stock of Millerton II CDO was not rated at March 31, 2007.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007
(in thousands, except share and per share data)
(unaudited)

3.	AVAILABLE FOR SALE SECURITIES — (Continued)

Unrealized Losses—The following table sets forth the amortized cost, fair value and unrealized loss for securities we owned as of March 31, 2007:

	Number of	Amortized	Fair	Unrealized
Security Rating	Securities	Cost	Value	Loss

AAA	62	$1,113,721	$1,105,808	$(7,913)
AA	—	—	—	—
A	8	26,357	24,748	(1,609)
BBB	44	198,076	187,732	(10,344)
BB	52	193,613	183,020	(10,593)
B	37	57,974	55,192	(2,782)
Not rated	23	19,473	17,775	(1,698)

Total	226	$1,609,214	$1,574,275	$(34,939)

The unrealized losses on all securities were the result of changes in market interest rates subsequent to their purchase. The unrealized losses on non-rated bonds were also due to market conditions and price volatility. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other than temporarily impaired at March 31, 2007.

Other Than Temporary Impairments—For the three months ended March 31, 2007, we determined that four RMBS securities were impaired. In connection with the impairment of these securities, we recorded impairment charges of $635 in our statement of income for the three months ended March 31, 2007 that has been reclassified out of other comprehensive income. As of March 31, 2006, we held four Agency ARMS securities that we determined to be impaired. As a result, we recorded an impairment charge of $1,258 in our statement of income for the three months ended March 31, 2006 that was reclassified out of other comprehensive income.

Sale of Available for Sale Securities—During the three months ended March 31, 2007, we sold 11 securities for proceeds of $393,501 and realized a gain of $1,682 and we sold 4 securities for proceeds of $118,660 and realized a loss of $62. During the three months ended March 31, 2006, we sold one security for proceeds of $3,263 and realized a gain of $327, we sold five securities for proceeds of $179,219 and realized a loss of $895.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007
(in thousands, except share and per share data)
(unaudited)

4.	REAL ESTATE LOANS — (Continued)

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

The following is a summary of our real estate loans as of March 31, 2007 and December 31, 2006:

						Weighted
				Weighted		Average
	Number	Face	Carrying	Average	Maturity	Years to
Loan Type	of Loans	Value	Value	Interest Rate	Range	Maturity

March 31, 2007
Whole loans	16	$198,942	$200,401	6.05%	11/2009-7/2021	8.6
Construction loans	2	20,378	20,382	11.47	11/2007-7/2008	1.0
Mezzanine loans	3	31,923	31,897	9.84	7/2008-8/2016	7.8

	21	$251,243	$252,680	6.96	11/2007-7/2021	7.9

December 31, 2006
Whole loans	16	$198,942	$200,605	6.06%	11/2009-7/2021	8.9
Construction loans	2	20,052	20,056	11.48	11/2007-7/2008	1.3
Mezzanine loans	2	16,923	17,009	9.75	7/2008-2/2016	6.6

	20	$235,917	$237,670	6.78	11/2007-7/2021	8.1

The carrying values of our loans as of March 31, 2007 and December 31, 2006 include unamortized underwriting fees of $202 and $180, respectively.

The maturities of our real estate loans as of March 31, 2007 are as follows: $12,440 in 2007, $22,245 in 2008, $8,037 in 2009, $41,893 in 2010, $5,276 in 2011 and $161,352 thereafter.

In 2005, we originated a $9,450 mezzanine construction loan to develop luxury residential condominiums in Portland, Oregon. The loan provides for an aggregate of $6,695 of advances for construction costs and $2,755 for capitalized interest on the outstanding loan balance. The loan bears interest at an annual rate of 16% and has a maturity date of November 2007, which

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007
(in thousands, except share and per share data)
(unaudited)

4.	REAL ESTATE LOANS — (Continued)

can be extended at the borrower’s option, subject to satisfying certain conditions, until May 2008. Under the agreement governing the terms of the loan, interest on the loan was paid in cash through March 2006, and was capitalized thereafter. As of March 31, 2007, we have made advances of $8,385, including capitalized interest of $1,489.

Currently, the projected total costs to complete the project have increased from $41,400 to $58,600, including capitalized interest. Of the 70 units available, 50 units have been sold subject to scheduled completion dates, which are not expected to be met. We have commenced negotiations with the senior lender and the developer regarding the developer’s need to obtain additional financing to cover these additional construction costs.

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

We pledge our real estate loans to secure our repurchase agreements and collateralized debt obligations. The fair value of the real estate loans that we pledged as collateral as of March 31, 2007 is summarized as follows:

March 31,
Pledged as Collateral:	2007

For borrowings under repurchase agreements	$159,889
For borrowings under collateralized debt obligations	18,000

Total	$177,889

As of March 31, 2007, our real estate loans included non-U.S. dollar denominated assets with a carrying value of $43,328.

5.  COMMERCIAL REAL ESTATE

On March 20, 2007, we acquired two properties located in Houston, Texas and Phoenix, Arizona totaling approximately 428,600 and 724,000 square feet, respectively, for an aggregate purchase price of $234,710. Both properties are leased on a triple net basis to one tenant under leases that expire in 2021. In addition to the sale and purchase agreement, we entered into rent enhancement agreements with the seller under which we will receive payments through 2015 totaling $15,905. The present value of such payments is recorded as other receivables totaling

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007
(in thousands, except share and per share data)
(unaudited)

5.	COMMERCIAL REAL ESTATE — (Continued)

$13,617 on our balance sheet as of March 31, 2007, which partially offsets the below-market lease terms.

The purchase price has been preliminarily allocated based on estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, pending the completion of an independent appraisal relating to certain of the lease origination costs included in intangible assets, which we anticipate to be completed in the second quarter of 2007. Accordingly, the fair value of assets acquired and liabilities assumed could differ from the amounts presented currently in our consolidated financial statements. We do not expect the final allocation to be materially different from that presented below.

The following is a summary of the amounts preliminarily assigned to each major class of asset and liability at the date of acquisition:

Commercial real estate	$211,119
Intangible assets	83,535
Intangible liabilities	(73,541)
Rent enhancement receivable	13,597

Total	$234,710

The transaction was financed with a $198,500 mortgage loan that bears interest at an annual rate of 5.509% (hedged rate 5.65%) and matures on April 1, 2017. We incurred financing costs of $186, which have been deferred and are being amortized over the term of the loan.

The following is a schedule of future minimum rent payments to be received under the leases at the two properties acquired:

Rent Payments

2007	$7,311
2008	9,943
2009	10,142
2010	10,344
2011	10,551
Thereafter	114,629

The components of intangible assets and their respective weighted average lives are as follows:

		Weighted
		Average
	Cost	Life (Years)

Lease origination costs	$80,819	14.6
Below-market ground lease	2,716	59.0

Total	$83,535

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007
(in thousands, except share and per share data)
(unaudited)

5.	COMMERCIAL REAL ESTATE — (Continued)

As of March 31, 2007, the components of intangible assets are as follows:

March 31,
2007

Lease origination costs	$80,666
Below-market ground lease	2,715

Total	$83,381

The estimated amortization of these intangible assets for the next five years is $4,207 for the remainder of 2007, $5,609 in 2008, $5,609 in 2009, $5,609 in 2010 and $5,609 in 2011.

Below market leases, net of amortization, which are classified as intangible liabilities, are $73,403 as of March 31, 2007. The estimated amortization for the next five years is $3,797 for the remainder of 2007, $5,062 in 2008, $5,062 in 2009, $5,062 in 2010 and $5,062 in 2011.

6.	DEBT AND OTHER FINANCING ARRANGEMENTS

The following is a summary of our debt as of March 31, 2007:

Type of Debt:

Repurchase agreements	$1,989,928
Repurchase agreements, related party	124,806
Collateralized debt obligations	516,895
Mortgage payable	198,500
Junior subordinated notes held by trust that issued trust preferred securities	51,550

Total Debt	$2,881,679

Repurchase Agreements—As of March 31, 2007, we had entered into master repurchase agreements with various counterparties to finance our asset purchases on a short term basis. Under these agreements, we sell our assets to the counterparties and agree to repurchase those assets on a date certain at a repurchase price generally equal to the original sales price plus accrued interest. The counterparties will purchase each asset financed under the facility at a percentage of the asset’s value on the date of origination, which is the purchase rate, and we will pay interest to the counterparty at short term interest rates (usually based on one-month LIBOR) plus a pricing spread. We have agreed to a schedule of purchase rates and pricing spreads with these counterparties that generally are based upon the class and credit rating of the asset being financed. The facilities are recourse to us. For financial reporting purposes, we characterize all of the borrowings under these facilities as balance sheet financing transactions.

Under the repurchase agreements, we are required to maintain adequate collateral with these counterparties. If the market value of the collateral we have pledged declines, then the counterparty may require us to provide additional collateral to secure our obligations under the repurchase agreement. As of March 31, 2007, we were required to provide additional collateral in the amount of $47,543, which is included in restricted cash on the balance sheet.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007
(in thousands, except share and per share data)
(unaudited)

6.	DEBT AND OTHER FINANCING ARRANGEMENTS — (Continued)

As of March 31, 2007, we had repurchase agreements outstanding in the amount of $2,114,734 with a weighted average borrowing rate of 5.50%. As of March 31, 2007, the repurchase agreements had remaining weighted average maturities of 37 days and are summarized below:

			Weighted
		Fair	Average	Maturity
	Outstanding	Value of	Borrowing	Range
Repurchase Counterparty	Balance	Collateral	Rate	(days)

Related Party
Trilon International, Inc.	$124,806	$159,889	5.93%	13-30

Unrelated Parties
Banc of America Securities LLC	210,891	210,237	5.54%	5-46
Bear, Stearns & Co. Inc.	130,426	130,731	5.48%	5-46
Citigroup Global Markets Inc.	266,196	273,776	5.37%	39-75
Credit Suisse First Boston LLC	206,577	208,165	5.50%	5-75
Deutsche Bank Securities Inc.	345,970	350,054	5.44%	24-53
Greenwich Capital Markets, Inc.	233,310	240,849	5.37%	12-75
Goldman Sachs	7,125	9,310	5.72%	16
Lehman Brothers Inc.	140,864	150,850	5.74%	12-75
Merrill Lynch, Pierce, Fenner & Smith Incorporated	241,131	243,816	5.45%	24-53
Morgan Stanley & Co., Incorporated	189,588	197,213	5.48%	12-39
WaMu Capital Corp.	17,850	18,417	5.61%	53

	1,989,928	2,033,418

Total	$2,114,734	$2,193,307	5.50%	5-75

As of March 31, 2007, the maturity ranges of our outstanding repurchase agreements segregated by our available for sale securities and real estate loans are as follows:

	Up to 30 days	31 to 90 days	Over 90 days	Total

Agency RMBS	$781,049	$1,112,478	$—	$1,893,527
Non-agency RMBS	23,270	1,899	—	25,169
CMBS	—	25,455	—	25,455
CDO	7,125	—		7,125
ABS	14,982	23,670	—	38,652
Real estate loans	124,806	—	—	124,806

Total	$951,232	$1,163,502	$—	$2,114,734

In August 2005, we entered into a $200,000 Master Repurchase Agreement (the “Master Repurchase Agreement”) with Wachovia Bank (the “Bank”). The Master Repurchase Agreement is for a two year term (expires August 2007) with a one year renewal option at the Bank’s

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007
(in thousands, except share and per share data)
(unaudited)

6.	DEBT AND OTHER FINANCING ARRANGEMENTS — (Continued)

discretion. Subject to the terms and conditions thereof, the Master Repurchase Agreement provides for the purchase, sale and repurchase of commercial and residential mortgage loans, commercial mezzanine loans, B Notes, participation interests in the foregoing, commercial mortgage-backed securities and other mutually agreed upon collateral and bears interest at varying rates over LIBOR based upon the type of asset included in the repurchase obligation. In November 2005, the Bank increased the borrowing capacity to $275,000. As of March 31, 2007, the unused amount under the Master Repurchase Agreement was $275,000.

Collateralized Debt Obligations (“CDOs”)—In November 2005, we issued approximately $377,904 of CDOs through two newly-formed subsidiaries, Crystal River CDO 2005-1, Ltd. (the “2005 Issuer”) and Crystal River CDO 2005-1 LLC (the “2005 Co-Issuer”). The CDO consists of $227,500 of investment grade notes and $67,750 of non-investment grade notes, each with a final contractual maturity date of March 2046, which were co-issued by the 2005 Issuer and the 2005 Co-Issuer, and $82,654 of preference shares, which were issued by the 2005 Issuer. We retained all of the non-investment grade securities, the preference shares and the common shares in the 2005 Issuer. The 2005 Issuer holds assets, consisting primarily of whole loans, CMBS and RMBS securities, which serve as collateral for the CDO. Investment grade notes in the aggregate principal amount of $217,500 were issued with floating coupons with a combined weighted average interest rate of three-month LIBOR plus 0.58%. In addition, $10,000 of investment grade notes were issued with a fixed coupon rate of 6.02%. The CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from the senior-most to junior-most as loans are repaid. We incurred approximately $5,906 of issuance costs, which is amortized over the average life of the CDO. The 2005 Issuer and 2005 Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. As of March 31, 2007, the CDO was collateralized by available for sale securities with a carrying value of $247,965 and real estate loans with a carrying value of $18,004.

In January 2007, we issued approximately $390,338 of CDOs (“CDO II”) through two newly-formed subsidiaries, Crystal River Capital Resecuritization 2006-1 Ltd. (the “2006 Issuer”) and Crystal River Capital Resecuritization 2006-1 LLC (the “2006 Co-Issuer”). CDO II consists of $324,956 of investment grade notes and $14,638 of non-investment grade notes, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $19,517 of non-investment grade notes and $31,227 of preference shares, which were issued by the 2006 Issuer. The 2006 Issuer initially held cash totaling $58,600 that was designated for the future funding of additional investments. As of March 31, 2007, $16,498 of such cash remained uninvested and is reflected as restricted cash on our consolidated balance sheet. We retained all of the non-investment grade securities, the preference shares and the common shares in the 2006 Issuer. The 2006 Issuer holds assets, consisting of CMBS securities, which serve as collateral for CDO II. Investment grade notes in the aggregate principal amount of $324,956 were issued with floating coupons with a combined weighted average interest rate of three-month LIBOR plus 0.57%. We incurred approximately $6,006 of issuance costs, which will be amortized over the average life of CDO II. The 2006 Issuer and the 2006 Co-Issuer are consolidated in our financial

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007
(in thousands, except share and per share data)
(unaudited)

6.	DEBT AND OTHER FINANCING ARRANGEMENTS — (Continued)

statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. CDO II was collateralized by available for sale securities. As of March 31, 2007, CDO II was collateralized by available for sale securities with a fair value of $309,182.

Junior Subordinated Notes Held by Trust that Issued Trust Preferred Securities—In March 2007, we formed Crystal River Preferred Trust I (Trust I) for the purpose of issuing trust preferred securities. In March 2007, Trust I issued $50,000 of trust preferred securities to an unaffiliated investor and $1,550 of trust common securities to us for $1,550. The combined proceeds were invested by Trust I in $51,550 of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Trust I and mature in April 2037, but are callable by us at par on or after April 2012. Interest is payable quarterly at a fixed rate of 7.68% (ten-year LIBOR plus 2.75%) through April 2012 and thereafter at a floating rate equal to three-month LIBOR plus 2.75%.

Mortgage Payable—In March 2007, we financed a portion of our purchase of two office buildings located in Houston, Texas and Phoenix, Arizona, with a $198,500 mortgage loan that bears interest at an annual rate of 5.509% and matures on April 1, 2017. The mortgage provides for payments of interest only throughout the term of the loan and the entire principal is due at maturity. We incurred financing costs of $186, which have been deferred and are being amortized over the term of the loan.

Revolving Credit Facility—In March 2006, we entered into an unsecured credit facility with Signature Bank that provides for borrowings of up to $31,000 in the aggregate. The credit facility expires in March 2009. The credit facility provides for monthly repayments of all amounts due. Borrowings under the credit facility bear interest at a rate equal to the bank’s prime interest rate or 1.75% over LIBOR. We had no amounts outstanding under this credit facility at March 31, 2007.

Restrictive Covenants and Maturities—Certain of our repurchase agreements and our revolving credit facility contain financial covenants, including maintaining our REIT status and maintaining a specific net asset value or worth. We were in compliance with all our financial covenants as of December 31, 2006. As of March 31, 2007, with respect to one debt obligation, we failed to meet one financial covenant. We obtained a waiver with respect to the financial covenant that was not met. As a result, we were in compliance with or have obtained the necessary waivers with respect to all our financial covenants as of March 31, 2007.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007
(in thousands, except share and per share data)
(unaudited)

6.	DEBT AND OTHER FINANCING ARRANGEMENTS — (Continued)

Interest Expense—Interest expense is comprised of the following:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006

Interest on repurchase agreements	$34,899	$25,716
Interest on interest rate swap agreements	(2,866)	(581)
Interest on CDO notes	6,830	2,901
Interest on revolving credit facility	—	75
Interest on notes payable, related party	—	239
Amortization of deferred financing costs	621	484
Other	651	17

Total interest expense	$40,135	$28,851

Interest payable is comprised of the following:

	March 31,	December 31,
	2007	2006

Interest on repurchase agreements	$16,004	$18,530
Interest on CDO notes	1,451	874
Other	128	13

Total interest payable	$17,583	$19,417

7.	COMMITMENTS AND CONTINGENCIES

We invest in real estate construction loans. We had outstanding commitments to fund real estate construction loans in the aggregate of $24,050 as of March 31, 2007. At March 31, 2007, we had made advances totaling $22,387 under these commitments.

In January 2007, we made a $28,462 investment in a private equity fund that invests in real estate investments. The fund is managed by an affiliate of our Manager and the investment was approved by the independent members of our board of directors. In connection with that investment, we agreed to a future capital commitment of $10,392. In March 2007, we funded $6,542 of such commitment. As of March 31, 2007, the unfunded commitment totaled $3,850.

8.	RISK MANAGEMENT TRANSACTIONS

Our objectives in using derivatives include reducing our exposure to interest expense movements through our use of interest rate swaps, reducing our exposure to foreign currency movements through our use of foreign currency swaps, and generating additional yield for investing through our use of credit default swaps.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007
(in thousands, except share and per share data)
(unaudited)

8.	RISK MANAGEMENT TRANSACTIONS — (Continued)

The fair value of our derivatives at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31,	December 31,
	2007	2006

Derivative Assets:
Interest rate swaps	$10,177	$13,410
Interest rate caps	180	334
Foreign currency swaps	1,155	2,744
Credit default swaps	1,630	3,305
Interest receivable—swap	1,053	1,072

Total derivative assets	$14,195	$20,865

Derivative Liabilities:
Interest rate swaps	$2,704	$2,448
Foreign currency swaps	829	764
Credit default swaps	7,343	—
Interest payable—swap	6,261	7,936

Total derivative liabilities	$17,137	$11,148

The notional amount of our interest rate swap open positions and interest rate cap open positions as of March 31, 2007 and December 31, 2006 were as follows:

	March 31,	December 31,
	2007	2006

Interest rate swaps on reverse repurchase agreements	$1,215,433	$1,285,433
Interest rate caps on reverse repurchase agreements	200,000	200,000
Interest rate swaps on CDO notes	51,494	52,069
Interest rate swaps on CDO II notes	240,467	240,467

	$1,707,394	$1,777,969

As of March 31, 2007 and December 31, 2006, we had unhedged repurchase agreements totaling $699,301 and $1,383,016, respectively.

The change in unrealized gains (loss) in interest rate swaps designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity. As of March 31, 2007 and December 31, 2006, unrealized gains aggregating $5,053 and $7,169, respectively, on cash flow hedges were recorded in accumulated other comprehensive income (loss). The net realized losses on settled swaps for the three months ended March 31, 2007 and March 31, 2006 were $2,738 and $0, respectively, and are being amortized into income through interest expense. As of March 31, 2007 and December 31, 2006, the amount of net realized gains on settled swaps amortized from accumulated other comprehensive income (loss) into income was $390 and $310, respectively.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007
(in thousands, except share and per share data)
(unaudited)

8.	RISK MANAGEMENT TRANSACTIONS — (Continued)

The components of realized and unrealized (loss) gain on derivatives are as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006

Unrealized (loss) gain on credit default swaps (“CDS”)	$(5,367)	$4,642
Unrealized (loss) gain on foreign currency swaps (“FCS”)	(1,654)	1,242
Unrealized (loss) gain on hedge ineffectiveness	(1,158)	61
Unrealized (loss) gain on economic hedges not designated for hedge accounting	(464)	1,623
Realized loss on settlement of swaps	(182)	—
Premium earned from CDS	375	362

Net realized and unrealized (loss) gain on derivatives	$(8,450)	$7,930

As of March 31, 2007 and December 31, 2006, we were required to provide additional collateral in respect of our interest rate swaps in the amount of $12,378 and $17,408, respectively, which is included in restricted cash on the balance sheet.

As of March 31, 2007, we held various credit default swaps, as the protection seller, with notional amount of $160,000. A credit default swap (“CDS”) is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard CDS contract, one party, referred to as the protection buyer, purchases credit default protection from another party, referred to as the protection seller, for a specific notional amount of obligations of a reference entity. In these transactions, the protection buyer pays a premium to the protection seller. The premium generally is paid monthly in arrears, but may be paid in full up front in the case of a CDS with a short maturity. Generally, if a credit event occurs during the term of the CDS, the protection seller pays the protection buyer the notional amount and takes delivery of the reference entity’s obligation. CDS are generally unconditional, irrevocable and non-cancelable.

9.	STOCKHOLDERS’ EQUITY AND LONG-TERM INCENTIVE PLAN

In March 2005, we completed the Private Offering in which we sold 17,400,000 shares of common stock, $0.001 par value, at an offering price of $25 per share, including the purchase of 400,000 shares of common stock by the initial purchasers/placement agents pursuant to an over-allotment option. We received proceeds from these transactions in the amount of $405,613, net of underwriting commissions, placement agent fees and other offering costs totaling $29,387. In August 2006, we completed the Public Offering in which we sold 7,500,000 shares of common stock at an offering price of $23 per share. The proceeds received from the Public Offering were $158,599, which was net of underwriting and other offering costs of $13,901. Each share of common stock entitles its holder to one vote per share. Officers, directors and entities affiliated with our Manager owned 1,996,967 shares of our common stock as of March 31, 2007.

In March 2005, we adopted a Long-Term Incentive Plan (the “Plan”) which provides for awards under the Plan in the form of stock options, stock appreciation rights, restricted and

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007
(in thousands, except share and per share data)
(unaudited)

9.	STOCKHOLDERS’ EQUITY AND LONG-TERM INCENTIVE PLAN — (Continued)

unrestricted stock awards, restricted stock units, deferred stock units and other performance awards. Our Manager and our officers, employees, directors, advisors and consultants who provide services to us are eligible to receive awards under the Plan. The Plan has a term of 10 years and, based on awards since adoption, limits awards through December 31, 2007 to a maximum of 2,502,180 shares of common stock. For subsequent periods, the maximum number of shares of common stock that may be subject to awards granted under the Plan can increase by 10% of the difference between the number of shares of common stock outstanding at the end of the current calendar year and the prior calendar year. In no event will the total number of shares that can be issued under the Plan exceed 10,000,000.

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

During the three months ended March 31, 2007, we did not issue any shares of restricted common stock. In addition, for the three months ended March 31, 2007, we have issued 3,017 deferred stock units to certain independent members of our board of directors. Of this amount, 2,495 deferred stock units were issued in lieu of cash remunerations. These independent members of our board of directors fully vested in these units at the date of grant.

The fair value of unvested shares of the restricted stock issued to our Manager, directors and employees of our Manager’s affiliates as of March 31, 2007 was $1,351 and the fair value of unvested stock options granted as of March 31, 2007 was $145 ($3.35 per share). For the three months ended March 31, 2007 and March 31, 2006, $319 and $242 respectively, was expensed relating to the amortization of the restricted stock and the stock options. For the three months ended March 31, 2007 and March 31, 2006, $120 and $96, respectively, was expensed relating to the amortization of deferred stock units.

The Binomial option pricing model was used for pricing our stock options with the following assumptions as of March 31:

	2007	2006

Strike price	$25.00	$25.00
Dividend yield	10.13%	10.5%
Expected volatility	22.0%	22.0%
Risk free interest rate	5.0%	5.0%
Expected life of options	6 years	6 years

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007
(in thousands, except share and per share data)
(unaudited)

9.	STOCKHOLDERS’ EQUITY AND LONG-TERM INCENTIVE PLAN — (Continued)

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Our stock options have characteristics that are significantly different from those of traded options and changes in the subjective input assumptions could materially affect the fair value estimate.

Accumulated other comprehensive income (loss) as of March 31, 2007 and March 31, 2006 was comprised of the following:

	March 31,	March 31,
	2007	2006

Net unrealized losses on available for sale securities	$(17,553)	$(34,863)
Net realized and unrealized gains on interest rate swap and cap agreements accounted for as cash flow hedges	4,408	21,773

Total other comprehensive income (loss)	$(13,145)	$(13,090)

10.	FINANCIAL RISKS

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

As of March 31, 2007, the mortgage loans in the underlying collateral pools for all securities we owned were secured by properties predominantly in California (20%), Florida (9%), Arizona (7%), Texas (6%) and New York (5%). All other states are individually less than 5% as of March 31, 2007.

11.	RELATED PARTY TRANSACTIONS

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007
(in thousands, except share and per share data)
(unaudited)

11.	RELATED PARTY TRANSACTIONS — (Continued)

derivatives), exceeds an amount equal to the product of the weighted average of the price per share of the common stock we issued in the Private Offering and in the Public Offering and the price per share of common stock in any subsequent offerings by us, multiplied by the higher of (i) 2.4375% or (ii) 25% of the then applicable 10 year Treasury note rate plus 0.50%, multiplied by the then weighted average number of outstanding shares for the quarter. The incentive fee is paid quarterly. The Agreement provides that 10% of the incentive management fee is to be paid in shares of our common stock (providing that such payment does not result in our Manager owning directly or indirectly more than 9.8% of our issued and outstanding common stock) and the balance is to be paid in cash. Our Manager may, at its sole discretion, elect to receive a greater percentage of its incentive management fee in shares of our common stock. The incentive management fees included in our consolidated statements of income that were incurred during the three months ended March 31, 2007 and March 31, 2006 were $124 and $0, respectively.

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

We issued to our Manager 84,000 shares of our restricted common stock and granted options to purchase 126,000 shares of our common stock for a 10 year period at a price of $25 per share in March 2005. We issued to one of our executive officers 30,000 shares of restricted common stock in March 2006. The restricted stock and the options vest over a three-year period. We issued to one of our directors 2,000 shares of restricted stock in November 2006 that vest on the first anniversary of the date of issuance. For the three months ended March 31, 2007 and March 31, 2006, the base management expense was $2,050 and $1,455, respectively. Included in the management fee expense for the three months ended March 31, 2007 and March 31, 2006 is $303 and $222, respectively, of amortization of stock-based compensation related to restricted stock and options granted.

The Agreement provides that we are required to reimburse our Manager for certain expenses incurred by our Manager on our behalf provided that such costs and reimbursements are no greater than that which would be paid to outside professionals or consultants on an arm’s length basis. For the three months ended March 31, 2007 and March 31, 2006, we did not incur any reimbursable costs due to our Manager.

In January 2007, we purchased a $28,462 investment in BREF One, LLC (the “Fund”), a real estate finance fund sponsored by Brookfield Asset Management, and incurred a $10,392 unfunded capital commitment to the Fund. The acquisition was made from two subsidiaries of Brookfield Asset Management. As of March 31, 2007, we had an unfunded capital commitment

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007
(in thousands, except share and per share data)
(unaudited)

11.	RELATED PARTY TRANSACTIONS — (Continued)

of $3,850 to the Fund. In addition, income from the equity investment in the Fund for the three months ended March 31, 2007 was $849.

In February 2007, we entered into a sale and purchase agreement with BREOF BNK Fannin LP and BREOF BNK Phoenix LLC to acquire two commercial properties as described in Note 5 to these financial statements for a total value of $235,805. We paid the purchase price for the properties with the proceeds from a $198,500 mortgage loan from an external lender that bears interest at an annual rate of 5.509% and matures on April 1, 2017 and with available cash. In addition to the sale and purchase agreement, we entered into rent enhancement agreements with BREOF BNK Fannin LP and BREOF BNK Phoenix LLC under which we will receive monthly rent enhancement payments through 2015 totaling $15,905.

The following amounts from related party transactions are included in our income statement for the three months ended March 31, 2007 and March 31, 2006:

	2007	2006

Interest income from real estate loans to related parties	$600	$582
Interest expense on indebtedness to related parties	2,121	600
Interest income from rent enhancement receivables from related parties	20	—
Income from equity investment in private investment fund managed by related party	849	—

The following amounts from related party transactions are included in our balance sheet as of March 31, 2007 and December 31, 2006:

	2007	2006

Real estate loans to related parties	$43,327	$42,885
Interest receivable from real estate loans to related parties	1,734	1,134
Interest payable on indebtedness to related parties	82	117
Rent enhancement receivable from related parties	13,617	—
Investment in private investment fund managed by related party	35,892	—

We and our Manager have entered into sub-advisory agreements with other affiliated entities and the fees payable under such agreements will be paid from any management fees earned by our Manager. In addition, certain of these affiliated sub-advisory entities introduced investments to us for purchase that we acquired for a total of $262,705 and $2,500 during the three months ended March 31, 2007 and March 31, 2006, respectively. The purchase price was determined at arm’s length and the acquisition was approved in advance by the independent members of our board of directors.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2007
(in thousands, except share and per share data)
(unaudited)

12.	EARNINGS PER SHARE

The following table sets forth the calculation of Basic and Diluted EPS for the three months ended March 31, 2007 and March 31, 2006 (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
		Weighted			Weighted
		Average Number			Average Number
	Net	of Shares	Per Share	Net	of Shares	Per Share
	Income	Outstanding	Amount	Income	Outstanding	Amount

Basic EPS:
Net earnings per share of common stock	$7,544	25,043,565	$0.30	$15,444	17,495,082	$0.88
Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	—		—	—

Diluted EPS:
Net earnings per share of common stock and assumed conversions	$7,544	25,043,565	$0.30	$15,444	17,495,082	$0.88

13.	INITIAL PUBLIC OFFERING

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

14.	SUBSEQUENT EVENTS

In April 2007, we issued $115,000 of mortgage-backed notes through a newly-formed subsidiary, CRZ ABCP Financing LLC. We retained $9,250 of senior subordinated mortgage-backed notes and $4,250 of subordinated mortgage-backed notes. CRZ ABCP Financing LLC holds assets, consisting of commercial whole mortgage loans, which serve as collateral for the mortgage-backed notes. Senior mortgage-backed notes in the aggregate principal amount of $101,500 were issued with floating coupons with an interest rate of three-month LIBOR plus 0.35%. The senior mortgage-backed notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the senior mortgage-backed notes issued were used to repay outstanding debt under our repurchase agreements.

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

We completed a private offering of 17,400,000 shares of our common stock in March 2005 in which we raised net proceeds of approximately $405.6 million. We completed our initial public offering of 7,500,000 shares of our common stock, which we refer to as our IPO, in August 2006 in which we raised net proceeds of approximately $158.6 million. We have fully invested the proceeds from the March 2005 private offering and our IPO, and, as of March 31, 2007, have a portfolio of MBS and other investments of approximately $3.6 billion, which we intend to reallocate from time to time to achieve our optimal portfolio allocation at such time. We are externally managed by Hyperion Brookfield Crystal River Capital Advisors, LLC, which we refer to as Hyperion Brookfield Crystal River or our Manager. Hyperion Brookfield Crystal River is a wholly-owned subsidiary of Hyperion Brookfield.

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

A variety of industry and economic factors may impact our financial condition and operating performance. These factors include:

•	interest rate trends,

•	rates of prepayment on mortgages underlying our MBS,

•	delinquency and loss trends in RMBS and our commercial real estate investments;

•	valuation of residential and commercial properties;

•	competition, and

•	other market developments.

In addition, a variety of factors relating to our business may also impact our financial condition and operating performance. These factors include:

•	our leverage,

•	our access to funding and borrowing capacity,

•	our borrowing costs,

•	our hedging activities,

•	the market value of our investments, and

•	REIT requirements and the requirements to qualify for an exemption from regulation under the Investment Company Act.

Our Business Model

Our interest and dividend income net of interest expense, which we refer to as our net interest and dividend income, is generated primarily from the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. Our net interest and dividend income will vary based upon, among other things, the difference between the interest rates earned on our various interest-earning assets and the borrowing costs of the liabilities used to finance those investments. Other than our investments in Agency ARMS, we generally attempt to match fund our assets in order to match the maturity of the investments with the maturity of the financing sources used to make such investments. Although we do not match fund Agency ARMS due to their average 30 year maturities, we utilize interest rate swaps to hedge much of our interest rate exposure of these securities. We also utilize CDO financings, where match funding occurs as a result of cash flows from the collateral pool paying the interest on the debt securities issued by the CDO.

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

Trends

We believe the following trends may also affect our business:

Uncertain interest rate environment—United States interest rates decreased modestly during the first quarter of 2007, as continued weakness in the economy fueled speculation of that the Federal Reserve will drop the rate on Federal Funds later in 2007. We believe that interest rates will decline as weakness in housing will slow the economy sufficiently to cause an ease in Monetary Policy.

With respect to our existing MBS portfolio, which is heavily concentrated in 3/1 and 5/1 hybrid adjustable rate RMBS, we have the risk that, on the one hand, interest rate increases could result in decreases in our net interest income, as there is a timing mismatch between the reset dates on our MBS portfolio and the financing of these investments. On the other hand, a decline in interest rates, although favorable in reducing our funding costs, might cause prepayments to rise rapidly, in which case we then would be in the position of having to reinvest at lower yields.

We currently have invested and intend to continue to invest in hybrid adjustable rate RMBS that are based on mortgages with periodic interest rate caps. The financing of these RMBS is short term in nature and does not include the benefit of an interest rate cap. This mismatch could result in a decrease in our net interest income if rates increase sharply after the initial fixed rate period and our interest cost increases more than the interest rate earned on our RMBS due to the related interest rate caps. With respect to our existing and future floating rate investments, we believe such interest rate increases could result in increases in our net interest income because our floating rate assets are greater in amount than the related liabilities.

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

Weakness of sub-prime MBS market—Continued declines in home price appreciation have weighed heavily on the sub-prime MBS market. In addition to rising delinquency across the highly leveraged loans to weaker borrowers, there has been a rising trend of first payment defaults on loans, which has created liabilities for loan originators. As a result, several prominent sub-prime lenders have closed down or filed for protection under the bankruptcy laws in early 2007. The deteriorating situation with loans and lenders has resulted in a complete dislocation in the capital markets associated with sub-prime MBS and ABS CDOs. In

February 2007, the continued pressure on the ABX indices, which closed the month at all-time lows, filtered into the credit default swap, or CDS, markets, and finally into the CDO markets. Delinquency and performance problems—real fundamental issues—have finally had an impact on the price of CDO liabilities, and dramatically dampened the demand for sub-prime MBS securities.

Liquidity is the lifeblood of the mortgage business, and the decline in performance and profitability has not gone unnoticed by the new-issue securitization market. In March 2007, newly issued cash bonds had very limited demand, with most underwriter syndicate groups retaining a significant portion of the capital structure at pricing, even with yield spreads much wider. Further, there has been a substantial widening of yield spreads, including in non-agency prime MBS and CMBS, as buyers demand more compensation for risk. The increase in risk premium and the increase in liquidity premium has resulted in a significant mark-to-market adjustment for most sub-prime floating-rate MBS. As of March 31, 2007, we had $104.9 million of exposure to the sub-prime market that is exposed to the widening yield spreads and declining prices. As this scenario plays out, we expect significant opportunity in the sub-prime MBS sector on deeply discounted securities.

Flattening/Inverting yield curve—Recently, short term interest rates have been unchanged while longer term interest rates have fallen. For example, between December 31, 2006 and March 31, 2007, the yield on the three-month U.S. Treasury bill was unchanged, while the yield on the three-year U.S. Treasury note fell by approximately 20 basis points. With respect to our MBS portfolio, we believe that a continued inversion of the yield curve could result in decreases in our net interest income, as the financing of our MBS investments is usually shorter in term than the fixed rate period of our MBS portfolio, which is heavily weighted toward 3/1 and 5/1 hybrid adjustable rate RMBS. Similarly, we believe that a steepening of the yield curve could result in increases in our net interest income. A flattening of the shape of the yield curve results in a smaller gap between the rate we pay on the swaps and rate we receive. Furthermore, a continued flattening of the shape of the yield curve could result in a decrease in our hedging costs, because we pay a fixed rate and receive a floating rate under the terms of our swap agreements. Similarly, a steepening of the shape of the yield curve could result in an increase in our hedging costs.

Prepayment rates—As interest rates fall, we believe that prepayment rates are likely to rise. Prepayment rates on fixed rate mortgages generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates for the hybrid ARMS that constitute the majority of our MBS investments are more difficult to predict. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. If interest rates begin to fall, triggering an increase in prepayment rates, our current portfolio, which is heavily weighted towards hybrid adjustable-rate mortgages, could cause decreases in our net interest income relating to our MBS portfolio as we reinvest at lower yields.

Competition—We expect to face increased competition for our targeted investments. However, we expect that the size and growth of the market for these investments will continue to provide us with a variety of investment opportunities. In addition, we believe that bank lenders will continue their historical lending practices, requiring low loan-to-value ratios and high debt service coverages, which will provide opportunities to lenders like us to provide corporate mezzanine financing.

For a discussion of additional risks relating to our business see the risk factors disclosed under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006, a copy of which is filed as Exhibit 99.1 to this report.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. These include fair market value of certain assets, amount and timing of credit losses, prepayment assumptions, and other items that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., market values change due to changes in supply and demand, credit performance, prepayments, interest rates, or other reasons; yields change due to changes in credit outlook and loan prepayments) will occur in the near future. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on the experience of Hyperion Brookfield and Crystal River’s management and its analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 to our consolidated financial statements contained elsewhere herein for a complete discussion of our accounting policies. Our estimates are inherently subjective in nature and actual results could differ from our estimates and differences may be material. We have identified our most critical accounting policies to be the following:

Investment Consolidation

For each investment we make, we evaluate the underlying entity that issued the securities we acquired or to which we made a loan in order to determine the appropriate accounting. We refer to guidance in Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), and FASB Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities (“FIN 46R”), in performing our analysis. FIN 46R addresses the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which voting rights are not effective in identifying an investor with a controlling financial interest. An entity is subject to consolidation under FIN 46R if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns (“variable interest entities” or “VIEs”). Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the VIE’s expected losses, receives the majority of the VIE’s expected returns, or both.

Our ownership of the subordinated classes of CMBS and RMBS from a single issuer may provide us with the right to control the foreclosure/workout process on the underlying loans, which we refer to as the Controlling Class CMBS and RMBS. There are certain exceptions to the scope of FIN 46R, one of which provides that an investor that holds a variable interest in a qualifying special-purpose entity (“QSPE”) is not required to consolidate that entity unless the investor has the unilateral ability to cause the entity to liquidate. SFAS 140 sets forth the requirements for an entity to qualify as a QSPE. To maintain the QSPE exception, the special-purpose entity must initially meet the QSPE criteria and must continue to satisfy such criteria in subsequent periods. A special-purpose entity’s QSPE status can be impacted in future periods by activities undertaken by its transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent that our CMBS or RMBS investments were issued by a special-purpose entity that meets the QSPE requirements, we record those investments at the purchase price paid. To the extent the underlying special-

purpose entities do not satisfy the QSPE requirements, we follow the guidance set forth in FIN 46R as the special-purpose entities would be determined to be VIEs.

We have analyzed the pooling and servicing agreements governing each of our Controlling Class CMBS and RMBS investments and we believe that the terms of those agreements are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment for those special-purpose entities due to ongoing review by regulators and accounting standard setters (including the project of the Financial Accounting Standards Board (“FASB”) to amend SFAS 140 and the recently added FASB project on servicer discretion in a QSPE), potential actions by various parties involved with the QSPE (discussed in the paragraph above) and varying and evolving interpretations of the QSPE criteria under SFAS 140. We also have evaluated each of our Controlling Class CMBS and RMBS investments for which we own a greater than 50% interest in the subordinated class as if the special-purpose entities that issued such securities are not QSPEs. Using the fair value approach to calculate expected losses or residual returns, we have concluded that we would not be the primary beneficiary of any of the underlying special-purpose entities. Additionally, the standard setters continue to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of VIEs. Future guidance from regulators and standard setters may require us to consolidate the special-purpose entities that issued the CMBS and RMBS in which we have invested as described in the section titled “Variable Interest Entities” in Note 2 to our consolidated financial statements included elsewhere herein.

Our maximum exposure to loss as a result of our investment in these QSPEs totaled $238.3 million as of March 31, 2007.

Trust Preferred Securities

Trusts that we form for the sole purpose of issuing trust preferred securities are not consolidated in our financial statements in accordance with FIN 46R as we have determined that we are not the primary beneficiary of such trusts. Our investment in the common securities of such trusts is included in other assets in our consolidated financial statements.

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

Because mortgage assets amortize over long periods of time (i.e., 25 to 30 years in the case of RMBS assets or 10 years in the case of CMBS assets), the expected lifetime prepayment experience and the expected lifetime credit losses projected by the models are subject to modification in light of actual experience assessed from time to time. For each of the purchased mortgage pools, our Manager tracks the actual monthly prepayment experience and the monthly loss experience, if any. To the extent that the actual performance trend over a 6-12 month period of time does not reasonably approximate the expected lifetime trend, in consideration of the seasoning of the asset, our Manager may make adjustments to the assumptions and revise yield estimates and projected cash flows.

We have retained substantially all of the risks and benefits of ownership of our rental properties and therefore we account for leases with our tenants as operating leases. The total amount of contractual rent that we receive from operating leases is recognized on a straight-line basis over the term of the lease; and a straight-line or free rent receivable, as applicable, is recorded for the difference between the rental revenue recorded and the contractual amount received. In addition to base rent, the tenants in our commercial real estate properties also pay substantially all operating costs.

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

The determination of other-than-temporary impairment is made at least quarterly. If we determine an impairment to be other than temporary we will need to realize a loss that would have an impact on future income. Under the guidance provided by SFAS 115, a security is impaired when its fair value is less than its amortized cost and we do not intend to hold that security until we recover its amortized cost or until its maturity. At March 31, 2007, we had the positive intent and ability to hold our available for sale securities. For the three months ended March 31, 2007, we did not identify any securities that were determined to be impaired under the guidance provided by SFAS 115. In addition, we recorded an impairment charge on four RMBS securities under EITF 99-20 in the amount of $0.6 million for the three months ended March 31, 2007. As of March 31, 2007, we still owned all four of those securities.

Commercial Real Estate

Commercial properties held for investment are carried at cost less accumulated depreciation. In accordance with SFAS No. 141, Business Combinations, upon acquisition, we allocate the purchase price to the components of the commercial properties acquired: the amount allocated to land is based on its estimated fair value; buildings and existing tenant improvements are recorded at depreciated replacement cost; above- and below-market in-place operating leases are determined based on the present value of the difference between the rents payable under the contractual terms of the leases and estimated market rents; lease origination costs for in-place operating leases are determined based on the estimated costs that would be incurred to put the existing leases in place under the same terms and conditions; and tenant relationships are measured based on the present value of the estimated avoided net costs if a tenant were to renew its lease at expiry, discounted by the probability of such renewal.

We have retained substantially all of the risks and benefits of ownership of our rental properties and therefore we account for leases with our tenants as operating leases. The total amount of contractual rent that we receive from operating leases is recognized on a straight-line basis over the term of the lease; and a straight-line or free rent receivable, as applicable, is recorded for the difference between the rental revenue recorded and the contractual amount received.

Depreciation on buildings is provided on a straight-line basis over the useful lives of the properties to a maximum of 40 years. Depreciation is determined with reference to each rental property’s carried value, remaining estimated useful life and residual value. Acquired tenant improvements, above- and below-market in-place operating leases and lease origination costs are amortized on a straight-line basis over the remaining terms of the leases. The value associated with acquired tenant relationships is amortized on a straight-line basis over the expected term of the relationships. All other tenant improvements and re-leasing costs are deferred and amortized on a straight-line basis over the terms of the leases to which they relate. Depreciation on buildings and amortization of deferred leasing costs and tenant improvements that are determined to be assets of the company are recorded in depreciation and amortization expense. All above- and below-market tenant leases and tenant relationships are amortized to revenue. Above- and below-market ground leases are amortized to operating expenses.

Properties are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. For commercial properties, an impairment loss is recognized when a property’s carrying value exceeds its undiscounted future net cash flow. The impairment is measured as the amount by which the carrying value exceeds the estimated fair value. Projections of future cash flow take into account the specific business plan for each property and management’s best estimate of the most probable set of economic conditions anticipated to prevail in the market.

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

At March 31, 2007, we were a party to 36 interest rate swaps and caps with a notional par value of approximately $1,707.4 million that had a net fair value of approximately $7.7 million, which is included in our derivative assets. We entered into these interest rate swaps and caps to seek to mitigate our interest rate risk for the specified future time period, which is defined as the term of the swap and cap contracts. Based upon the market value of these interest rate swap and cap contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts.

At March 31, 2007, we were a party to two currency swaps with a notional par value of approximately Can$50.0 million and £10.0 million that had a net fair value of approximately $0.3 million, which is included in our derivative assets. We entered into these currency swaps to seek to mitigate our currency risk for the specified future time period, which is defined as the term of the swap contracts. Based upon the market value of these currency swap contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts.

As of March 31, 2007, we had six CDS with a notional par value of $55.0 million that are reflected on our balance sheet as a derivative asset at their fair value of approximately $1.6 million and eight CDS with a notional par value of $105.0 million that are reflected on our balance sheet as a derivative liability at their fair value of approximately $7.3 million. The fair value of the CDS depends on a number of factors, primarily premium levels, which are dependent on interest rate spreads. The CDS contracts are valued using internally developed and tested market-standard pricing models that calculate the net present value of differences between future premiums on currently quoted market CDS and the contractual future premiums on our CDS contracts.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make a significant number of estimates in the preparation of the financial statements. These estimates include determining the fair market value of certain investments and derivative liabilities, amount and timing of credit losses, prepayment assumptions, allocation of purchase price to tangible and intangible assets on property acquisitions, and other items that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., market values change due to changes in supply and demand, credit performance, prepayments, interest rates, or other reasons; yields change due to changes in credit outlook and loan prepayments) will occur in the near future. Our estimates are inherently subjective in nature and actual results could differ from our estimates and differences may be material.

Share-Based Payment

We account for share-based compensation issued to members of our board of directors, our Manager and certain of our senior executives using the fair value based methodology in accordance with SFAS No. 123R, Accounting for Stock Based Compensation (“SFAS 123R”). We do not have any employees, although we believe that members of our board of directors are deemed to be employees for purposes of interpreting and applying accounting principles relating to share-based compensation. We record as compensation costs the restricted common stock that we issued to members of our board of directors at fair value as of the grant date and we amortize the cost into expense over the applicable vesting period using the straight-line method. We recorded compensation costs for restricted common stock and common stock options that we issued to our Manager and that were reallocated to employees of our Manager and its affiliates that provide services to us at fair value as of the grant date and we remeasure the amount on subsequent reporting dates to the extent that the restricted common stock and/or common stock options are unvested. Prior to our initial public offering and listing on the New York Stock Exchange, unvested restricted stock was valued using appraised value, and subsequent to our initial public offering and listing, we used the closing price as reported on the New York Stock Exchange. Unvested common stock options are valued using a Binomial pricing model and assumptions based on observable market data for comparable companies. The assumptions we use in determining share based compensation, including expected stock price volatility, dividend yield, risk free interest rate and the expected life of the options, are subject to judgments and the results of our operations would change if different assumptions were utilized. We amortize compensation expense related to the restricted common stock and common stock options that we granted to our Manager using the graded vesting attribution method in accordance with SFAS 123R.

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

  Interest in Equity Investment

We account for our investment in BREF One, LLC, a real estate finance fund, under the equity method of accounting since we own more than a minor interest in the fund, but do not unilaterally control the fund and are not considered to be the primary beneficiary under FIN 46R. The investment was recorded initially at cost, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions.

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

Our policy for interest and penalties on material uncertain tax positions recognized in our consolidated financial statements is to classify these as interest expense and operating expense, respectively. However, in accordance with Financial Interpretation Number 48, Accounting for Uncertainty in Income Taxes, (FIN 48) we assessed our tax positions for all open tax years (Federal, years 2005 to 2006 and State, years 2005 to 2006) as of March 31, 2007 and concluded that we have no material FIN 48 liabilities to be recognized at this time.

Financial Condition

All of our assets at March 31, 2007 were acquired with the net proceeds of approximately $405.6 million from our March 2005 private offering of 17,400,000 shares of our common stock, the net proceeds of approximately $158.6 million from our August 2006 initial public offering of 7,500,000 shares of our common stock, the net proceeds of approximately $48.6 million from our March 2007 issuance of trust preferred securities and our use of leverage.

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

The table below summarizes our MBS investments at March 31, 2007:

	RMBS	CMBS
	(in thousands)

Amortized cost	$2,295,758	$497,819
Unrealized gains	9,658	5,717
Unrealized losses	(23,875)	(10,230)

Fair value	$2,281,541	$493,306

As of March 31, 2007, the RMBS and CMBS in our portfolio were purchased at a net discount to their par value and our portfolio had a weighted average amortized cost of 97.4% and 71.2% of face amount, respectively. The RMBS and CMBS were valued below par at March 31, 2007 because we are investing in lower-rated bonds in the credit structure. Certain of the securities held at March 31, 2007 are valued below cost. Other than securities with respect to which impairments have been recorded, we do not believe any such securities are other than temporarily impaired at March 31, 2007.

Our MBS holdings were as follows at March 31, 2007:

	Estimated	Percent of	Weighted Average			Constant
	Asset	Total		Months to	Yield to	Prepayment
	Value(1)	Investments	Coupon	Reset(2)	Maturity	Rate(3)
	(in thousands)

RMBS:
Non-Agency Prime MBS:
5/1 adjustable rate	$—	—%	—%	—	—%	—%
Investment grade	15,521	0.5	5.64	49.74	7.30	36.91
Below investment grade	150,288	4.5	7.19	13.37	27.51	42.34
Non-Agency Sub-prime MBS:
Investment grade	65,438	1.9	7.17	7.53	13.37	29.26
Below investment grade	39,458	1.2	7.99	3.25	29.68	31.67
Agency:
3/1 hybrid adjustable rate	579,048	17.3	5.18	20.63	5.29	43.61
5/1 hybrid adjustable rate	1,431,788	42.8	5.37	40.14	5.16	40.93

Total RMBS	$2,281,541	68.2%	5.60	31.62	7.34	41.11

CMBS:
Investment grade CMBS	$250,766	7.5%	5.72		6.53
Below investment grade CMBS	242,540	7.3	4.97		12.11

Total CMBS	$493,306	14.8%	5.25		9.28

(1)	All securities listed in this chart are carried at their estimated fair value.

(2)	Represents number of months before conversion to floating rate.

(3)	Represents the estimated percentage of principal that will be prepaid over the next 12 months based on historical principal paydowns.

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

The table below summarizes the credit ratings of our MBS investments at March 31, 2007:

	RMBS	CMBS
	(in thousands)

AAA	$2,010,836	$—
AA	—	—
A	27,288	—
BBB	52,115	250,766
BB	96,701	121,809
B	64,739	65,609
Not rated	29,862	55,122

Total	$2,281,541	$493,306

Actual maturities of RMBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The stated contractual final maturity of the mortgage loans underlying our portfolio of RMBS ranges up to 30 years, but the expected maturity is subject to change based on the prepayments of the underlying loans. As of March 3, 2007, the average final contractual maturity of the mortgage portfolio is 2036.

The constant prepayment rate, or CPR, attempts to predict the percentage of principal that will be prepaid over the next 12 months based on historical principal paydowns. As interest rates rise, the rate of refinancings typically declines, which we believe may result in lower rates of prepayment and, as a result, a lower portfolio CPR.

As of March 31, 2007, some of the mortgages underlying our RMBS had fixed interest rates for the weighted average lives of approximately 32 months, after which time the interest rates reset and become adjustable. The average length of time until contractual maturity of those mortgages as of March 31, 2007 was 30 years.

After the reset date, interest rates on our hybrid adjustable rate RMBS securities float based on spreads over various LIBOR and Treasury indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. The weighted average annual cap for the portfolio is an increase of 1.97%; the weighted average maximum increases and decreases for the portfolio are 5.02%. Additionally, the weighted average maximum increases and decreases for agency hybrid RMBS in the first year that the rates are adjustable are 3.05%.

The following table summarizes our RMBS and our CMBS according to their estimated weighted average life classifications as of March 31, 2007:

	RMBS		CMBS
		Amortized		Amortized
Weighted Average Life	Fair Value	Cost	Fair Value	Cost
	(in thousands)

Less than one year	$7,824	$9,200	$—	$—
Greater than one year and less than five years	2,231,808	2,244,197	—	—
Greater than five years	41,909	42,361	493,306	497,819

Total	$2,281,541	$2,295,758	$493,306	$497,819

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

Equity Securities

Our investment policies allow us to acquire equity securities, including common and preferred shares issued by other real estate investment trusts. At March 31, 2007, we held two investments in equity securities. These investments are classified as available for sale and thus carried at fair value on our balance sheet with changes in fair value recognized in accumulated other comprehensive income until realized.

Real Estate Loans

At March 31, 2007, our real estate loans are reported at cost. These investments are periodically reviewed for impairment. As of March 31, 2007, there was no impairment in our real estate loans.

In 2005, we originated a $9.5 million mezzanine construction loan to develop luxury residential condominiums in Portland, Oregon. The loan provides for an aggregate of $6.7 million of advances for construction costs and $2.8 million for capitalized interest on the outstanding loan balance. The loan bears interest at an annual rate of 16% and has a maturity date of November 2007, which can be extended at the borrower’s option, subject to satisfying certain conditions, until May 2008. In accordance with the terms of the loan agreement, interest on the loan was paid in cash through March 2006 and was capitalized thereafter. As of March 31, 2007, we have made advances of $8.4 million, including capitalized interest of $1.5 million.

Currently, the projected total costs to complete the project have increased from $41.4 million to $58.6 million, including capitalized interest. Of the 70 units available, 50 units have been sold subject to scheduled completion dates, which are not expected to be met. We have commenced negotiations with the senior lender and the developer regarding the developer’s need to obtain additional financing to cover these additional construction costs.

We have evaluated the financial merits of the project by reviewing the projected unit sales, estimating construction costs and evaluating other collateral available to us under the terms of the loan. Our management believes that it is probable that the entire loan balance, including the capitalized interest, will be recovered through the satisfaction of future cash flows from sales and other available collateral. Accordingly, we have not recorded any impairment related to this loan. We will continue to monitor the status of this loan and we intend to work with the borrower and the senior lender to recover the outstanding loan balance. However, housing prices, in particular condominium prices, may fall, unit sales may lag projections and construction costs may increase, all of which may increase the risk of impairment to our loan. No assurance can be given that this loan will not be impaired in the future depending on the outcome of future events, including the outcome of negotiations with the senior lender and the borrower. In the event that we determine that it is probable that we will not be able to recover the total outstanding principal and interest due on this loan, we will reevaluate whether the loan is impaired.

Commercial Real Estate

At March 31, 2007, our commercial real estate is reported at cost, net of accumulated depreciation. In accordance with SFAS No. 141, Business Combinations, upon acquisition, we allocate the purchase price to the components of the commercial properties acquired: the amount allocated to land is based on its estimated fair value; buildings and existing tenant improvements are recorded at depreciated replacement cost; above- and below-market in-place operating leases are determined based on the present value of the difference between the rents payable under the contractual terms of the leases and estimated market rents; lease origination costs for in-place operating leases are determined based on the estimated costs that would be incurred to put the existing leases in place under the same terms and conditions; and tenant relationships are measured based on the present value of the estimated avoided net costs if a tenant were to renew its lease at expiry, discounted by the probability of such renewal.

Depreciation on buildings is provided on a straight-line basis over the useful lives of the properties to a maximum of 40 years. Depreciation is determined with reference to each rental property’s carried value, remaining estimated useful life and residual value. Acquired tenant improvements, above- and below-market in-place operating leases and lease origination costs are amortized on a straight-line basis over the remaining terms of the leases. The value associated with acquired tenant relationships is amortized on a straight-line basis over the expected term of the relationships. All other tenant improvements and re-leasing costs are deferred and amortized on a straight-line basis over the terms of the leases to which they relate. Depreciation on buildings and amortization of deferred leasing costs and tenant improvements that are determined to be assets of the company are recorded in depreciation and amortization expense. All above- and below-market tenant leases and tenant relationships are amortized to revenue. Above- and below-market ground leases are amortized to operating expenses.

Properties are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. For commercial properties, an impairment loss is recognized when a property’s carrying value exceeds its undiscounted future net cash flow. The impairment is measured as the amount by which the carrying value exceeds the estimated fair value. Projections of future cash flow take into account the specific business plan for each property and management’s best estimate of the most probable set of economic conditions anticipated to prevail in the market.

Interest and Principal Paydown Receivable

At March 31, 2007, we had interest and principal paydown receivables of approximately $22.9 million, $0.4 million of which related to interest that had accrued on securities prior to our purchase of such securities. The total interest and principal paydown receivable amount consisted of approximately $16.5 million relating to our MBS and approximately $6.4 million relating to other investments.

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

As of March 31, 2007, we had engaged in interest rate swaps and interest rate swap forwards as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for a specified future time period, which is the term of the swap contract. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, a series of payments calculated by applying a fixed rate of interest to a notional amount of principal is exchanged for a stream of payments similarly calculated but using a floating rate of interest. This is a fixed-floating interest rate swap. We hedge our floating rate debt by entering into fixed-floating interest rate swap agreements whereby we swap the floating rate of interest on the liability we are hedging for a fixed rate of interest. An interest rate swap forward is an interest rate swap based on an interest rate to be set at an agreed future date. As of March 31, 2007, we were a party to interest rate swaps and caps with maturities ranging from November 2007 to July 2021 with a notional par amount of approximately $1,707.4 million. Under the swap agreements in place at March 31, 2007, we receive interest at rates that reset periodically, generally every three months, and pay a rate fixed at the initiation of and for the life of the swap agreements. The current market value of interest rate swaps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates. As expectations of future floating rates change, the market value of interest rate swaps changes. Based on the daily market value of those interest rate swaps and interest rate swap forward contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the maturity of the contracts. At March 31, 2007, the unrealized gain on interest rate swap and cap contracts was $7.7 million due to an increase in prevailing market interest rates.

As of March 31, 2007, we had engaged in credit default swaps, or CDS, which are accounted for as derivatives. CDS are derivative securities that attempt to replicate the credit risk involved with owning a particular unrelated third party security, which we refer to as a reference obligation. We enter into CDS on two types of securities: RMBS and CMBS. Investing in assets through CDS subjects us to additional risks. When we enter into a CDS with respect to an asset, we do not have any legal or beneficial interest in the reference obligation but have only a contractual relationship with the counterparty, typically a broker-dealer or other financial institution, and do not have the benefit of any collateral or other security or remedies that would be available to holders of the reference obligation or the right to receive information regarding the underlying obligors or issuers of the reference obligation. In addition, in the event of insolvency of a CDS counterparty, we would be treated as a general creditor of the counterparty to the extent the counterparty does not post collateral and, therefore, we may be subject to significant counterparty credit risk. As of March 31, 2007, we were party to CDS with four counterparties. CDS are relatively new instruments, the terms of which may contain ambiguous provisions that are subject to interpretation, with consequences that could be adverse to us.

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

As of March 31, 2007, we were a party to 14 credit default swaps with maturities ranging from June 2035 to March 2049 with a notional par amount of $160.0 million. At March 31, 2007, the fair value of our net liability relating to credit default swap contracts was $5.7 million, which represented a decrease of $9.0 million in fair value from December 31, 2006 primarily as a result of an increase in the credit spreads of the CDS.

As of March 31, 2007, we had engaged in currency swaps as a means of mitigating our currency risk under one of our real estate loans that was denominated in Canadian dollars and one of our other investments that was denominated in British Pounds. As of March 31, 2007, we were a party to one currency swap with a maturity of July 2021 with a notional par amount of Can$50.0 million and one other currency swap with a maturity of January 2014 with a notional par amount of £10.0 million. The current market value of currency swaps is heavily dependent on the current currency exchange rate and the expectation of changes in future currency exchange rates. As expectations of future currency exchange rates change, the market value of currency swaps changes. Based on the daily market value of those currency swaps, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the maturity of the contracts. At March 31, 2007, the net fair value of our derivative asset relating to currency swap contracts was $0.3 million as a result of a marginal weakening of the United States dollar versus the Canadian dollar and the British pound.

Liabilities

We have entered into repurchase agreements to finance some of our purchases of available for sale securities and real estate loans. These agreements are secured by our available for sale securities and real estate loans and bear interest rates that have historically moved in close relationship to LIBOR. As of March 31, 2007, we had established numerous borrowing arrangements with various investment banking firms and other lenders. As of March 31, 2007, we were utilizing 12 of those arrangements.

At March 31, 2007, we had outstanding obligations under repurchase agreements with twelve counterparties totaling approximately $2,114.7 million with weighted average current borrowing rates of 5.50%, all of which have maturities of between five and 75 days. We intend to seek to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to the repurchase agreements. At March 31, 2007, the repurchase agreements were secured by available for sale securities and real estate loans and cash with an estimated fair value of approximately $2,193.3 million and had weighted average maturities of 37 days. The net amount at risk, defined as fair value of the collateral, including restricted cash, minus repurchase agreement liabilities and accrued interest expense, with all counterparties was approximately $103.3 million at March 31, 2007. One of the repurchase agreements is a $275.0 million master repurchase agreement with Wachovia Bank that has a two year term, expiring in August 2007, with a one year renewal option. The Wachovia Bank master repurchase agreement provides for the purchase, sale and repurchase of commercial and residential mortgage loans, commercial mezzanine loans, B Notes, participation interests in the foregoing, commercial mortgage-backed securities and other mutually agreed upon collateral and bears interest at varying rates over LIBOR based upon the type of asset included in the repurchase obligation.

Stockholders’ Equity

Stockholders’ equity at March 31, 2007 was approximately $520.9 million and included $17.5 million of net unrealized holdings losses on securities available for sale and $4.4 million of net unrealized and realized gains on interest rate agreements accounted for as cash flow hedges presented as a component of accumulated other comprehensive income (loss).

Results of Operations For the Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2006

Summary

Our net income for the three months ended March 31, 2007 was $7.5 million or $0.30 per weighted average basic and diluted share outstanding, compared with $15.4 million or $0.88 per weighted average basic and diluted share outstanding for the three months ended March 31, 2006. Net income decreased by $7.9 million, or 51.3%, from the first quarter 2006 to the first quarter 2007, while net income per weighted average basic and diluted share outstanding decreased by $0.58 or 65.9%, from the first quarter 2006 to the first quarter 2007 as the weighted average number of shares of our common stock outstanding increased from 17,495,082 for the first quarter 2006 to 25,043,565 for the first quarter 2007.

Revenues

The following table sets forth information regarding our revenues:

	Three Months Ended
	March 31,		Variance
	2007	2006	Amount	%
	(in thousands)

Revenues
Interest income:
Commercial MBS	$9,789	$4,460	$5,329	119.5%
Residential MBS—Non Agency MBS	9,450	10,827	(1,377)	(12.7)
—Agency ARMS	30,003	21,456	8,547	39.8
ABS	993	1,037	(44)	(4.2)
Underwriting costs	(31)	(40)	9	2.3
Real estate loans	4,325	2,611	1,714	65.6
Other interest and dividend income	2,700	727	1,973	271.4

Total interest and dividend income	57,229	41,078	16,151	39.3
Rental income, net	538	—	538	100.0

Total revenues	$57,767	$41,078	$16,689	40.6

Interest income for the three months ended March 31, 2007 with respect to CMBS, Agency ARMS and real estate loans increased $5.3 million, or 119.5%, $8.6 million, or 39.8%, and $1.7 million, or 65.6%, respectively, over interest income for the same period in 2006 because we had more investments in those asset classes during the first quarter of 2007. For the three months ended March 31, 2007, we also had income of $0.5 million relating to income from our commercial property investments, which were made in 2007.

Expenses

The following table sets forth information regarding our total expenses:

	Three Months Ended
	March 31,		Variance
	2007	2006	Amount	%
	(in thousands)

Expenses
Interest expense:
Repurchase agreements	$32,778	$25,355	$7,423	29.3%
Repurchase agreements and notes, related party	2,121	600	1,521	253.5
Interest rate swaps	(2,866)	(581)	(2,285)	(393.3)
CDO notes	6,830	2,901	3,929	135.4
Deferred financing costs	621	484	137	28.3
Other	651	92	559	607.6

Total interest expense	40,135	28,851	11,284	39.1
Management fees, related party	2,353	1,677	676	40.3
Professional fees	782	761	21	2.7
Depreciation and amortization	311	—	311	100.0
Incentive fees	124	—	124	100.0
Insurance expense	82	91	(9)	(9.9)
Directors’ fees	162	144	18	12.5
Public company expense	71	—	71	100.0
Other expenses	231	92	139	151.1

Total expenses	$44,251	$31,616	$12,635	40.0

Interest expense relating to repurchase agreements and notes, including with related parties, for the three months ended March 31, 2007 increased $8.9 million, or 34.5%, over the same period in 2006 because we financed a larger investment portfolio in the first quarter of 2007 and interest rates in the first quarter of 2007 were higher than in the first quarter of 2006. Interest expense relating to CDO Notes for the three months ended March 31, 2007 increased $3.9 million, or 135.4%, over the same period in 2006 as a result of added interest expense from our second CDO financing, which closed in January 2007, and because interest rates were higher in the first quarter of 2007 than in the first quarter of 2006. Interest income from interest rate swaps for the three months ended March 31, 2007 increased $2.3 million, or 393.3%, over the same period in 2006 because interest rates in the 2007 quarter were higher than in the 2006 quarter and because we had a higher notional amount of interest rate swaps in place in the 2007 quarter.

Expenses for the first quarter of 2007 also included base management fees of approximately $2.1 million and amortization of approximately $0.3 million related to restricted stock and options granted to our Manager. Expenses for the first quarter of 2006 also included base management fees of approximately $1.5 million and amortization of approximately $0.2 million related to restricted stock and options granted to our manager. Management fee expenses increased primarily due to the increase in stockholders’ equity in late 2006 as a result of our initial public offering.

Our Manager has waived its right to request reimbursement from us of third-party expenses that it incurs through June 30, 2007, which amount otherwise would have been required to be reimbursed. The management agreement with Hyperion Brookfield Crystal River, which was negotiated before our business model was implemented, provides that we will reimburse our Manager for certain third party expenses that it incurs on our behalf, including rent and utilities. Hyperion Brookfield incurs such costs and did not allocate any such expenses to our Manager in 2005 or 2006 as our Manager’s use of such services was deemed to be immaterial. Hyperion Brookfield currently is determining the amount of such rent and utility costs that will be allocated to our Manager commencing July 1, 2007 and we will be responsible for reimbursing such costs allocable to our operations absent any further waiver of reimbursement by our Manager. There are no contractual limitations on our obligation to reimburse our Manager for third party expenses and our Manager may incur such expenses consistent with the grant of authority provided to it pursuant to the management agreement without any additional approval of our board of directors being required. In addition, our Manager may defer our reimbursement obligation from any quarter to a future period; provided, however, that we will record any necessary accrual for any such reimbursement obligations when required by GAAP and our Manager has advised us that it will promptly invoice us for such reimbursements consistent with sound financial accounting policies.

Other Revenues (Expenses)

Other expenses for 2007 totaled approximately $6.0 million, compared with other revenues of $6.0 million for 2006, a decrease of $12.0 million or 200.0%. Other expenses for 2007 consisted primarily of $8.5 million of realized and unrealized loss on derivatives and a $0.6 million loss on impairment of securities available for sale, which was offset in part by $1.6 million of realized net gain on the sale of securities available for sale and real estate loans, $0.8 million of income from equity investments and $0.5 million of foreign currency exchange gain. Other revenues for 2006 totaled approximately $6.0 million, which consisted primarily of $7.9 million of realized and unrealized gains on derivatives, which was offset in part by $0.6 million of realized net losses on the sale of securities available for sale and $1.3 million of losses on impairment of securities available for sale.

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

At March 31, 2007 and 2006, we were in compliance with all REIT requirements and, accordingly, have not provided for income tax expense on our REIT taxable income for the three months ended March 31, 2007 or for the three months ended March 31, 2006. We also have a taxable REIT subsidiary that is subject to tax at regular corporate rates. During the three months ended March 31, 2007 and the three months ended March 31, 2006, we recorded $0.3 million and $0, respectively, of current income tax expense and $0.8 million and $0, respectively, of deferred tax benefit, in each case, that was attributable to our taxable REIT subsidiary. The deferred tax benefit is attributable to the mark to market adjustments for foreign currency swaps held in the TRS. Our total income tax benefit for the three months ended March 31, 2007 of $0.5 million is included in the “other” caption in other revenues (expenses).

Liquidity and Capital Resources

Capital is required to fund our investment activities and operating expenses. We believe we currently have sufficient access to capital resources and will continue to use a significant amount of our available capital resources to fund our existing business plan. Our capital resources include cash on hand, cash flow from operations, principal and interest payments received from investments, borrowings under reverse repurchase agreements, CDOs, junior subordinated debenture issuances, and proceeds from stock offerings.

We held cash and cash equivalents of approximately $42.6 million at March 31, 2007, which excludes restricted cash of approximately $76.4 million that is used to collateralize certain of our repurchase facilities and certain other obligations.

Our operating activities provided net cash of approximately $7.9 million for the three months ended March 31, 2007 primarily as a result of net income of $7.5 million, non-cash unrealized loss on derivatives of $8.6 million, change in deferred income tax of $0.8 million, non-cash impairment charges relating to available for sale securities of $0.6 million, and decreases in interest receivable of $2.7 million, offset in part by non-cash accretion of discount on assets of $3.2 million, realized net gain on sale of available for sale securities of $1.6 million, payments on settlement of derivatives of $0.5 million and a net decrease in accounts payable and accrued liabilities, due to Manager and interest payable of approximately $8.2 million.

Our operating activities provided net cash of approximately $8.5 million for the three months ended March 31, 2006 primarily as a result of net income of $15.4 million, non-cash impairment charges relating to available for sale securities of $1.3 million, and a net increase in accounts payable and accrued liabilities, due to Manager and interest payable of approximately $3.0 million, offset in part by non-cash unrealized gains on derivatives of $7.6 million, non-cash accretion of discount on assets of $2.0 million and an increase in interest receivable of $2.8 million.

Our investing activities provided net cash of $186.9 million for the three months ended March 31, 2007 primarily from the sale of securities available for sale of $512.2 million and principal repayments from available for sale securities totaling $124.7 million, which was partially offset by the purchase of securities available for sale of $148.7 million, the payment of $234.7 million relating to the acquisition of commercial real estate, the funding of real estate loans of $14.9 million, the funding of other investments totaling $35.0 million and the funding of restricted cash for future security purchases relating to CDO II of $16.5  million.

Our investing activities used net cash of $292.8 million for the three months ended March 31, 2006 primarily from the purchase of securities available for sale of $595.5 million and the funding or purchase of real estate loans and other investments totaling $6.9 million, which was partially offset by receipt of principal payments on securities available for sale and real estate loans of approximately $111.7 million and $198.3 million of proceeds from the sale of securities available for sale and the repayment of real estate loans.

Our financing activities used net cash of $191.2 million for the three months ended March 31, 2007 primarily from the net repayment of borrowings under repurchase agreements, including with related parties, of $753.7 million and payments on the settlement of derivatives of $5.5 million, which was partially offset by the issuance of CDO notes in the amount of $325.0 million, proceeds from a mortgage note payable of $198.5 million, proceeds from a trust preferred offering of $50.0 million and proceeds from the settlement of derivatives of $1.4 million.

Our financing activities provided net cash of $284.8 million for the three months ended March 31, 2006 primarily from the net proceeds from borrowings under repurchase agreements, including with related parties, of $390.1 million, partially offset by principal repayments on CDOs of $16.3 million, repayment of a note payable to a related party of $35.0 million and net deposits of $52.8 million of restricted cash used to collateralize certain financings.

Our source of funds as of March 31, 2007, excluding our March 2005 and August 2006 common stock offerings and our March 2007 trust preferred offering, consisted of net proceeds from repurchase agreements totaling approximately $2,114.7 million with a weighted average current borrowing rate of 5.50%, which we used to finance the acquisition of securities available for sale, and proceeds from a mortgage payable used to finance a portion of the purchase price for commercial real estate. We expect to continue to borrow funds in the form of repurchase agreements. As of the date of this report, we have established 20 borrowing arrangements with various investment banking firms and other lenders, 12 of which were in use on March 31, 2007. Increases in short-term interest rates could negatively affect the valuation of our mortgage-related assets, which could limit our borrowing ability or cause our lenders to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities.

For our short-term (one year or less) and long-term liquidity, which includes investing and compliance with collateralization requirements under our repurchase agreements (if the pledged collateral decreases in value or in the event of margin calls created by prepayments of the pledged collateral), we also rely on the cash flow from operations, primarily monthly principal and interest payments to be received on our mortgage-backed securities, cash flow from the sale of securities, rental income from our commercial real estate investments as well as any primary securities offerings authorized by our board of directors.

Based on our current portfolio, leverage rate and available borrowing arrangements, including our $275.0 million master repurchase facility with Wachovia Bank, we believe that the net proceeds of our initial public offering, which closed in August 2006, and our first trust preferred offering, which closed in March 2007, together with existing equity capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and pay general corporate expenses. However, an increase in prepayment rates substantially above our expectations could cause a temporary liquidity shortfall due to the timing of the necessary margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell debt or additional equity securities. If required, the sale of MBS or real estate loans at prices lower than their carrying value would result in losses and reduced income. Although we have achieved a leverage rate within our targeted leverage range as of March 31, 2007, we have additional capacity to leverage our equity further should the need for additional short-term (one year or less) liquidity arise.

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

We generally seek to borrow between four and eight times the amount of our equity. At March 31, 2007, our total debt was approximately $2.9 billion, which represented a leverage ratio of approximately 5.5 times.

In March 2007, our unconsolidated statutory trust, Crystal River Preferred Trust I, issued $50.0 million of trust preferred securities to a third party investor. The trust preferred securities have a 30-year term, maturing in April 2037, are redeemable at par on or after April 2012 and pay interest at a fixed rate of 7.68% for the first five years ending April 2012, and thereafter, at a floating rate of three month LIBOR plus 2.75%.

Off-Balance Sheet Arrangements

As of March 31, 2007, other than our investment in BREF One, LLC, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special-purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2007, we had outstanding commitments to fund real estate construction loans of $24.1 million, and as of such date, advances of $22.4 million had been made under these commitments. As of March 31, 2007, we had outstanding commitments to fund an investment in a private equity fund totaling $3.9 million.

Contractual Obligations and Commitments

As of March 15, 2005, we had entered into a management agreement with Hyperion Brookfield Crystal River. Hyperion Brookfield Crystal River is entitled to receive a base management fee, incentive compensation, reimbursement of certain expenses and, in certain circumstances, a termination fee, all as described in the management agreement. Such fees and expenses do not have fixed and determinable payments. The base management fee is payable monthly in arrears in an amount equal to 1/12 of our equity (as defined in the management agreement) times 1.50%. Hyperion Brookfield Crystal River uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. Hyperion Brookfield Crystal River will receive quarterly incentive compensation in an amount equal to the product of: (a) 25% of the dollar amount by which (i) our quarterly net income per share (determined in accordance with the Management Agreement, which principally excludes the effect of non-cash stock compensation expenses and the unrealized change in derivatives) based on the weighted average number of common shares outstanding for the quarter exceeds (ii) an amount equal to (A) the weighted average of the price per share of the common shares in the March 2005 private offering and the prices per common shares in any subsequent offerings by us (including our initial public offering that closed in August 2006), in each case at the time of issuance thereof, multiplied by (B) the greater of (1) 2.4375% and (2) 0.50% plus one-fourth of the Ten Year Treasury Rate for such quarter, multiplied by (b) the weighted average number of shares of common stock outstanding during the quarter; provided, that the foregoing calculation of incentive compensation shall be adjusted to exclude one-time events pursuant to changes in GAAP, as well as non-cash charges after discussion between Hyperion Brookfield Crystal River and our independent directors and approval by a majority of our independent directors in the case of non-cash charges. In accordance with the management agreement, our Manager and the independent members of our board of directors have agreed to adjust the calculation of the Manager’s incentive fee to exclude non-cash adjustments required by SFAS 133 relating to the valuation of interest rate swaps, currency swaps and credit default swaps and to exclude unrealized foreign currency translation adjustments required by SFAS 52. See note 11 to our consolidated financial statements included elsewhere herein.

As of March 31, 2007, we had outstanding commitments to fund real estate construction loans of $24.1 million, and as of such date, advances of $22.4 million had been made under these commitments. As of March 31, 2007, we had outstanding commitments to fund an investment in a private equity fund totaling $3.9 million.

We purchase and sell securities on a trade date that is prior to the related settlement date. As of March 31, 2007, we owed $80.5 million for our purchase of securities on or prior to March 31, 2007 that settled after March 31, 2007.

The following table presents certain information regarding our repurchase obligations as of March 31, 2007:

		Weighted Average
		Maturity of
		Repurchase
Repurchase Agreement Counterparties	Amount at Risk(1)	Agreement in Days
	(in thousands)

Banc of America Securities LLC	$5,276	25
Bear, Stearns & Co. Inc.	2,603	29
Citigroup Global Markets Inc.	8,557	59
Credit Suisse First Boston LLC	6,596	37
Deutsche Bank Securities Inc.	8,489	37
Goldman Sachs	2,166	16
Greenwich Capital Markets, Inc.	8,226	50
Lehman Brothers Inc.	14,812	24
Merrill Lynch, Pierce, Fenner & Smith Incorporated	6,847	38
Morgan Stanley & Co. Incorporated	10,279	32
Trilon International, Inc.	27,923	19
WaMu Capital Corp.	1,501	56

Total	$103,275

(1)	Equal to the fair value of collateral minus repurchase agreement liabilities and accrued interest expense.

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

For 2007, the “NAV Floor” is approximately $278.0 million. For all future periods, the NAV Floor is equal to the higher of:

•	the NAV Floor and

•	50% of our net asset value,

in each case as of December 31 of the prior year.

Our master repurchase agreements with Credit Suisse First Boston, LLC and Credit Suisse First Boston, (Europe) Limited each contain a restrictive covenant that would trigger an event of default if our net asset value declines:

•	by 30% or more from the highest net asset value in the preceding 12-month period then ending,

•	by 20% or more from the highest net asset value in the preceding three-month period then ending,

•	by 15% or more from the highest net asset value in the preceding one-month period then ending, or

•	by 50% or more from the highest net asset value since the date of the master repurchase agreement or, if we or our Manager receive redemption notices that will result in an net asset value drop to the foregoing levels or below $175.0 million.

Our master repurchase agreement with Wachovia Bank, National Association contains the following restrictive covenants:

•	We may not permit the ratio of the sum of adjusted EBITDA (as defined in the master repurchase agreement) to interest expense to be less than 1.25 to 1.00.

•	We may not permit our debt to equity ratio to be greater than 10:1.

•	We may not declare or make any payment on account of, or set apart assets for, a sinking or other analogous fund for the purchase, redemption, defeasance, retirement or other acquisition of any of our equity interests, or make any other distribution in respect thereof, either directly or indirectly, whether in cash or property or in our obligations, except, so long as there is no default, event of default or “Margin Deficit” that has occurred and is continuing. We may (i) make such payments solely to the extent necessary to preserve our status as a REIT and (ii) make additional payments in an amount equal to 100% of funds from operations. A Margin Deficit occurs when the aggregate market value of all the purchased securities subject to all repurchase transactions in which a party is acting as buyer is less than the buyer’s margin amount for all transactions, which is the amount obtained by application of the buyer’s margin percentage to the repurchase price. The margin percentage is a percentage agreed to by the buyer and seller or the percentage obtained by dividing the market value of the purchased securities on the purchase date by the purchase price on the purchase date.

•	Our tangible net worth may not be less than the sum of $300.0 million plus the proceeds from all subsequent equity issuances, net of investment banking fees, legal fees, accountants’ fees, underwriting discounts and commissions and other customary fees and expenses that we actually incur.

•	We may not permit the amount of our cash and cash equivalents at any time to be less than $15.0 million, after giving effect to any requested repurchase transaction.

Certain of our repurchase agreements and our revolving credit facility contain financial covenants, including maintaining our REIT status and maintaining a specific net asset value or worth. As of March 31, 2007, with respect to one debt obligation, we failed to meet one financial covenant. We obtained a waiver with respect to the financial covenant that was not met. As a result, we were in compliance with or have obtained the necessary waivers with respect to all our financial covenants as of March 31, 2007.

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

As of March 31, 2007, the primary component of our market risk was interest rate risk, as described below. Although we do not seek to avoid risk completely, we do believe the risk can be quantified from historical experience and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Interest Rate Risk—We are subject to interest rate risk in connection with most of our investments and our related debt obligations, which are generally repurchase agreements of limited duration that are periodically refinanced at current market rates. We mitigate this risk through utilization of derivative contracts, primarily interest rate swap agreements.

Yield Spread Risk—Most of our investments are also subject to yield spread risk. The majority of these securities are fixed rate securities, which are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such securities by the market, as based on their credit relative to U.S. Treasuries. An excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher or “wider” spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value these securities. Under these conditions, the value of our real estate securities portfolio would tend to decrease. Conversely, if the spread used to value these securities were to decrease or “tighten,” the value of our real estate securities would tend to increase. Such changes in the market value of our real estate securities portfolio may affect our net equity or cash flow either directly through their impact on unrealized gains or losses on available-for-sale securities by diminishing our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

Effect on Net Interest and Dividend Income—We fund our investments with short-term borrowings under repurchase agreements. During periods of rising interest rates, the borrowing costs associated with those investments tend to increase while the income earned on such investments could remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.

On March 31, 2007, we were party to 33 interest rate swap contracts and 3 interest rate cap contracts. The following table summarizes the expiration dates of these contracts and their notional amounts (in thousands):

Expiration Date	Notional Amount

2007	$135,000
2008	666,000
2009	210,000
2010	62,500
2011	30,000
2012	115,000
2013	51,494
2015	54,000
2016	45,000
2017	55,000
2018	240,467
2021	42,933

TOTAL	$1,707,394

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

Extension Risk—We invest in RMBS, some of which have interest rates that are fixed for the first few years of the loan (typically three, five, seven or 10 years) and thereafter reset periodically on the same basis as adjustable-rate RMBS. We compute the projected weighted average life of our RMBS based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate residential mortgage-backed security is acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related RMBS. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related residential mortgage-backed security.

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

Hybrid Adjustable-Rate RMBS Interest Rate Cap Risk—We also invest in hybrid adjustable-rate RMBS, which are based on mortgages that are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security’s interest yield may change during any given period. However, our borrowing costs pursuant to our repurchase agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our hybrid adjustable-rate RMBS would effectively be limited by caps. This problem will be magnified to the extent we acquire hybrid adjustable-rate RMBS that are not based on mortgages which are fully indexed. In addition, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on our hybrid adjustable-rate RMBS than we need in order to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

Interest Rate Mismatch Risk—We intend to continue to fund a substantial portion of our investments with borrowings that, after the effect of hedging, have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of our investments. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize hedging strategies discussed above.

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

Prepayment Risk—Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates for existing RMBS generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. In addition, prepayment rates on adjustable-rate and hybrid adjustable-rate RMBS generally increase when the difference between long-term and short-term interest rates declines or becomes negative. Prepayments of RMBS could harm our results of operations in several ways. Some adjustable-rate mortgages underlying our adjustable-rate RMBS may bear initial “teaser” interest rates that are lower than their “fully-indexed” rates, which refers to the applicable index rates plus a margin. In the event that such an adjustable-rate mortgage is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the holder of the related RMBS would have held such security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the adjustable-rate RMBS. Additionally, we currently own mortgage assets that were purchased at a premium. The prepayment of such assets at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount and a consequent reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new mortgage assets to replace the prepaid assets, our financial condition, cash flow and results of operations could be negatively affected.

Effect on Fair Value—Another component of interest rate risk is the effect changes in interest rates will have on the market value of our assets. We face the risk that the market value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments. We primarily assess our interest rate risk by estimating the duration of our assets and the duration of our liabilities. Duration essentially measures the market price volatility of financial instruments as interest rates change. We generally calculate duration using various financial models and empirical data. Different models and methodologies can produce different duration numbers for the same securities.

The following interest rate sensitivity analysis is measured using an option-adjusted spread model combined with a proprietary prepayment model. We shock the curve up and down 100 basis points and analyze the change in interest rates, prepayments and cash flows through a Monte Carlo simulation. We then calculate an average price for each scenario, which is used in our risk management analysis.

The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive investments, repurchase agreement liabilities, CDO liabilities and swaps, at March 31, 2007, assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates		Interest Rates
	Fall 100		Rise 100
	Basis Points	Unchanged	Basis Points
	(dollars in thousands)

Mortgage assets and other securities available for sale (1)
Fair value	$2,883,525	$2,823,027	$2,754,446
Change in fair value	$60,498	—	$(68,582)
Change as a percent of fair value	2.14%	—	(2.43)%

Real estate loans
Fair value	$262,573	$251,694	$240,278
Change in fair value	$10,879	—	$(11,416)
Change as a percent of fair value	4.32%	—	(4.54)%

Other investments(2)
Fair value	$20,838	$20,838	$20,838
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m

Repurchase agreements(3)
Fair value	$(2,114,734)	$(2,114,734)	$(2,114,734)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m

CDO liabilities
Fair value	$(517,929)	$(516,895)	$(515,912)
Change in fair value	$(1,034)	—	$983
Change as a percent of fair value	0.20%	—	(0.19)%

Trust preferred securities
Fair value	$(51,550)	$(51,550)	$(51,550)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m

Designated and undesignated interest rate swaps and caps
Fair value	$(45,128)	$7,653	$58,392
Change in fair value	$(52,781)	—	$50,739
Change as a percent of notional value	(3.28)%	—	3.16%

Credit default swaps (net)
Fair value	$(5,915)	$(5,714)	$(5,526)
Change in fair value	$(201)	—	$188
Change as a percent of notional value	(0.13)%	—	0.12%

Cross currency swap (net)
Fair value	$(856)	$325	$1,408
Change in fair value	$(1,181)	—	$1,083
Change as a percent of notional value	(1.94)%	—	1.78%

(1)	The fair value of other available-for-sale investments that are sensitive to interest rate changes are included.

(2)	The fair value of our other investments that are sensitive to interest rate changes are included.

(3)	The fair value of the repurchase agreements would not change materially due to the short-term nature of these instruments.

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

Currency Risk—We have foreign currency exposure related to one commercial real estate loan that is denominated in Canadian dollars and had a carrying value at March 31, 2007 of $43.3 million and one other investment that is denominated in British pounds and had a carrying value at March 31, 2007 of $21.4 million. From time to time, we may make other investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk.

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

There have been no material changes to the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 30, 2007 with the SEC. A copy of those risk factors, updated for March 31, 2007, are attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

3.1		Charter of Crystal River Capital, Inc. (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-32958) filed on March 30, 2007 and incorporated herein by reference)

3.2		Amended and Restated Bylaws of Crystal River Capital, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32958) filed on May 14, 2007 and incorporated herein by reference)

10	.1(a)*	Agreement of Purchase and Sale, dated as of February 16, 2007, by and among CRZ Phoenix I LLC, BREOF BNK Fannin LP and BREOF BNK Phoenix LLC

10	.1(b)*	Partial Assignment Agreement, dated as of March 19, 2007, by and between CRZ Phoenix I LLC and CRZ Houston I LP

10	.2*	Junior Subordinated Indenture, dated as of March 20, 2007, by Crystal River Capital, Inc. and The Bank of New York Trust Company, National Association

10	.3*	Amended and Restated Trust Agreement, dated as of March 20, 2007, among Crystal River Capital, Inc., The Bank of New York Trust Company, National Association, as property trustee, The Bank of New York (Delaware), as Delaware trustee, and certain officers of the Company listed therein as administrative trustees

11.1		Statements regarding Computation of Earnings per Share (Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 12 to the consolidated financial statements contained in this report)

31	.1*	Certification of Clifford E. Lai, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

II-1

31	.2*	Certification of Craig J. Laurie, Chief Financial Officer and Treasurer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.1*	Certification of Clifford E. Lai, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	.2*	Certification of Craig J. Laurie, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	.1*	Risk Factors

* Filed herewith.

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRYSTAL RIVER CAPITAL, INC.

/s/ Clifford E. Lai
Clifford E. Lai
President and Chief Executive Officer

May 15, 2007
Date

/s/  Craig J. Laurie
Craig J. Laurie
Chief Financial Officer and Treasurer

May 15, 2007
Date

II-3