Form 10-Q
period 2007-06-30
Crystal River Capital, Inc.
filed 2007-08-14
CIK 1344705

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-32958

Crystal River Capital, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-2230150 (I.R.S. Employer Identification No.)
Three World Financial Center, 200 Vesey Street, 10th Floor, New York, NY (Address of principal executive offices)	10281-1010 (Zip Code)
Registrant's telephone number, including area code: (212) 549-8400

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of August 13, 2007 was 25,004,245.

CRYSTAL RIVER CAPITAL, INC.

PART I.

FINANCIAL INFORMATION

Item 1.    Financial Statements

Crystal River Capital, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS:
Available for sale securities, at fair value:
Commercial MBS	$510,927	$472,572
Non-Agency RMBS	281,387	287,243
Agency MBS	2,369,239	2,532,101
ABS	41,962	46,132
Preferred stock	3,355	4,560
Real estate loans	265,904	237,670
Commercial real estate, net	212,219	—
Other investments	58,661	20,133
Intangible assets	79,575	—
Cash and cash equivalents	19,671	39,023
Restricted cash	89,295	79,483
Receivables:
Principal paydown	9,233	5,940
Interest	20,124	19,380
Interest purchased	489	875
Swap receivable	—	1,948
Other receivables	15,556	—
Due from broker	85,908	—
Prepaid expenses and other assets	1,244	1,791
Deferred financing costs, net	11,598	4,929
Derivative assets	30,942	20,865

Total Assets	$4,107,289	$3,774,645

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Accounts payable, accrued expenses and cash collateral payable	$6,819	$11,486
Due to Manager	1,730	2,040
Due to broker	100,971	94,881
Dividends payable	17,025	16,514
Intangible liabilities	72,395	—
Repurchase agreements	2,475,672	2,723,643
Repurchase agreements, related party	40,806	144,806
Collateralized debt obligations	512,012	194,396
Junior subordinated notes	51,550	—
Mortgage payable	198,500	—
Senior mortgage-backed notes, related party	101,116	—
Interest payable	20,890	19,417
Derivative liabilities	23,415	11,148

Total Liabilities	3,622,901	3,218,331

Commitments and Contingencies
Stockholders' Equity:
Preferred Stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized, 25,004,245 and 25,021,800 shares issued and outstanding, respectively	25	25
Additional paid-in capital	567,000	566,285
Accumulated other comprehensive income (loss)	(23,842)	13,212
Declared dividends in excess of earnings	(58,795)	(23,208)

Total Stockholders' Equity	484,388	556,314

Total Liabilities and Stockholders' Equity	$4,107,289	$3,774,645

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Interest and dividend income:
Interest income—available for sale securities	$50,823	$41,178	$101,027	$78,918
Interest income—real estate loans	4,404	2,478	8,729	5,089
Other interest and dividend income	2,276	1,745	4,976	2,472

Total interest and dividend income	57,503	45,401	114,732	86,479
Rental income, net	5,110	—	5,658	—

Total revenues	62,613	45,401	120,390	86,479

Expenses:
Interest expense	41,993	31,425	82,128	60,276
Management fees, related party	1,828	1,635	4,181	3,312
Professional fees	1,204	753	1,986	1,514
Depreciation and amortization	2,798	—	3,109	—
Incentive fees	—	—	124	—
Insurance expense	325	99	407	190
Directors' fees	178	92	340	236
Public company expense	161	—	232	—
Commercial real estate expenses	344	—	344	—
Other expenses	206	157	296	249

Total expenses	49,037	34,161	93,147	65,777

Income before other revenues (expenses)	13,576	11,240	27,243	20,702
Other revenues (expenses):
Realized net gain (loss) on sale of securities available for sale	(440)	(1,100)	1,180	(1,668)
Realized and unrealized gain (loss) on derivatives	(4,776)	(481)	(13,377)	7,449
Impairment of available for sale securities	(22,058)	(5,666)	(22,693)	(6,924)
Foreign currency exchange gain	4,249	2,066	4,751	1,875
Income from equity investments	589	—	1,438	—
Other	(214)	(51)	(72)	18

Total other revenues (expenses)	(22,650)	(5,232)	(28,773)	750

Net income (loss)	$(9,074)	$6,008	$(1,530)	$21,452

Per share information:
Net income (loss) per share of common stock
Basic	$(0.36)	$0.34	$(0.06)	$1.22

Diluted	$(0.36)	$0.34	$(0.06)	$1.22

Dividends declared per share of common stock	$0.68	$0.725	$1.36	$1.45

Weighted average shares of common stock outstanding
Basic	25,029,782	17,528,607	25,036,870	17,511,937

Diluted	25,029,782	17,528,607	25,036,870	17,511,937

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity

For the Six Months Ended June 30, 2007

(in thousands, except share data)

(Unaudited)

	Common Stock
				Accumulated Other Comprehensive Income (Loss)	Declared Dividends in Excess of Earnings
	Shares	Par Value	Additional Paid-In Capital			Total	Comprehensive Loss
Balance at December 31, 2006	25,021,800	$25	$566,285	$13,212	$(23,208)	$556,314
Net loss					(1,530)	(1,530)	$(1,530)
Net unrealized holdings loss on securities available for sale				(50,474)		(50,474)	(50,474)
Unrealized gain on cash flow hedges				16,699		16,699	16,699
Deferred loss on settled cash flow hedges				(2,457)		(2,457)	(2,457)
Amortization of net realized gains on cash flow hedges				(822)		(822)	(822)

Comprehensive loss							$(38,584)

Dividends declared on common stock					(34,057)	(34,057)
Dividends on deferred stock units			17			17
Offering costs			(50)			(50)
Issuance (forfeiture) of stock based compensation:
Forfeiture of restricted stock	(20,000)
Issuance of restricted stock	2,000
Issuance of common stock to manager	445		12			12
Amortization of stock based compensation			736			736

Balance at June 30, 2007	25,004,245	$25	$567,000	$(23,842)	$(58,795)	$484,388

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,530)	$21,452
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of stock based compensation	736	660
Accretion of net discount on available for sale securities and real estate loans	(7,823)	(4,093)
Realized net (gain) loss on sale of available for sale securities	(1,180)	1,668
Impairment of available for sale securities	22,693	6,924
Accretion of interest on real estate loans	(675)	(538)
Amortization of net realized cash flow hedge gain	(822)	(67)
Unrealized (gain) loss on derivatives	13,856	(7,840)
Amortization of deferred financing costs	1,286	985
Income from equity investment	(1,438)	—
Change in deferred income tax	(900)	—
Gain on foreign currency exchange	(4,585)	(1,762)
Depreciation and amortization	3,109	—
Amortization of intangible liabilities	(1,410)	—
Incentive fee paid in stock	12	—
Other	390	64
Changes in operating assets and liabilities:
Payments on settlement of derivatives	(481)	—
Interest receivable	(1,365)	(3,348)
Interest receivable, derivative	(131)	—
Proceeds from settlement of derivatives	560	—
Rent receivable	(2,708)	—
Prepaid expenses and other assets	1,923	(1,284)
Return on capital from equity investments	2,060	—
Accounts payable and accrued liabilities	(4,008)	(2,413)
Due to Manager	(310)	2,334
Interest payable	1,473	5,437
Interest payable, derivative	(95)	488

Net cash provided by operating activities	18,637	18,667

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(755,571)	(828,504)
Acquisition of interest in other investments	(37,004)	—
Acquisition of commercial real estate and rent enhancement receivable	(234,710)	—
Return of capital from equity investment	1,072	—
Interest purchased	(119)	(51)
Underwriting costs on available for sale securities and real estate loans	(122)	(339)
Principal payments on available for sale securities and real estate loans	236,270	254,082
Proceeds from the sale of available for sale securities	514,658	182,482
Proceeds from the repayment of real estate loans	—	15,845
Proceeds from rent enhancement	750	—
Net deposits of restricted cash for investment	(6,139)	—
Funding of real estate loans	(25,761)	(6,926)

Net cash used in investing activities	(306,676)	(383,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from junior subordinated notes held by trust that issued trust preferred securities	50,000	—
Payment on settlement of derivatives	(5,490)	—
Proceeds from the settlement of derivatives	2,022	—
Net change in cash collateral payable	2,100	25,518
Issuance of collateralized debt obligations	324,956	—
Proceeds from mortgage payable	198,500	—
Proceeds from senior mortgage-backed notes, related party	101,500	—
Principal repayments on collateralized debt obligations	(7,340)	(16,597)
Principal repayments on senior mortgage-backed notes, related party	(384)	—
Net deposits into restricted cash	(3,673)	(63,966)
Payment of deferred financing costs	(7,954)	(210)
Dividends paid	(33,529)	(12,707)
Repayment of note payable, related party	—	(35,000)
Net (payments on) proceeds from repurchase agreements	(247,971)	461,638
Net (payments on) proceeds from repurchase agreements, related party	(104,000)	40,805
Offering costs	(50)	—

Net cash provided by financing activities	268,687	399,481

Net increase (decrease) in cash and cash equivalents	(19,352)	34,737
Cash and cash equivalents at beginning of period	39,023	21,463

Cash and cash equivalents at end of period	$19,671	$56,200

Supplemental disclosure of cash flows:
Cash paid during the period for interest	$80,286	$53,290
Cash paid during the period for income taxes	236	—
Supplemental disclosure of noncash investing and financing activities:
Dividends declared, not yet paid	17,025	12,714
Principal paydown receivable	9,233	7,824
Purchase of available for sale securities not yet settled	100,601	—
Sale of available for sale securities not yet settled	85,908	114,079
Equity investment in trust	1,550	—
Capitalization of interest on other investments	1,164	—

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2007

(in thousands, except share and per share data)

(unaudited)

1.    ORGANIZATION

        References herein to "we," "us" or "our" refer to Crystal River Capital, Inc. and its subsidiaries unless the context specifically requires otherwise.

        We are a Maryland corporation that was formed in January 2005 for the purpose of acquiring and originating a diversified portfolio of commercial and residential real estate structured finance investments. We commenced operations on March 15, 2005, when we completed an offering of 17,400,000 shares of common stock (the "Private Offering"), and we completed our initial public offering of 7,500,000 shares of common stock (the "Public Offering") on August 2, 2006, as more fully explained in Note 15. We are externally managed and are advised by Hyperion Brookfield Crystal River Capital Advisors, LLC (the "Manager") as more fully explained in Note 13.

        We have elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code for the 2005 tax year. To maintain our tax status as a REIT, we plan to distribute at least 90% of our taxable income. In view of our election to be taxed as a REIT, we have tailored our balance sheet investment program to originate or acquire loans and investments to produce a portfolio that meets the asset and income tests necessary to maintain qualification as a REIT.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Quarterly Presentation—The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. These consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the "SEC").

        Principles of Consolidation—Our consolidated financial statements include the accounts of Crystal River Capital, Inc., three wholly-owned subsidiaries created in connection with our collateralized debt obligations and Senior mortgage backed securities, wholly-owned subsidiaries established for financing purposes, three wholly-owned subsidiaries established to own interests in real property and our taxable REIT subsidiary ("TRS"). All significant intercompany balances and transactions have been eliminated in consolidation.

        Use of Estimates—The preparation of financial statements in conformity with GAAP requires us to make a significant number of estimates in the preparation of the financial statements. These estimates include determining the fair market value of certain investments and derivative liabilities, amount and timing of credit losses, prepayment assumptions, allocation of purchase price to tangible and intangible assets or property acquisitions, and other items that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., market values change due to changes in supply and demand, credit performance, prepayments, interest rates, or other reasons; yields change due to changes in credit outlook and loan prepayments) will occur in the near future. Our estimates are inherently subjective in nature and actual results could differ from our estimates and differences may be material.

        Cash and Cash Equivalents—We classify highly liquid investments with original maturities of 90 days or less from the date of purchase as cash equivalents. Cash and cash equivalents may include cash and short term investments. Short term investments are stated at cost, which approximates their fair value, and may consist of investments in money market accounts.

        Restricted Cash—Restricted cash consists primarily of funds held on deposit with brokers to serve as collateral for repurchase agreements, certain interest rate swap agreements and funds held by the trustee for CDO II (see Note 8) to fund future purchases of available for sale securities.

        Securities—We invest in U.S. Agency mortgage-backed securities ("Agency MBS"), Non-Agency residential mortgage-backed securities ("Non-Agency RMBS"), commercial mortgage-backed securities ("CMBS") and other real estate debt and equity instruments. We account for our available for sale securities (Agency MBS, CMBS, RMBS, asset-backed securities ("ABS") and other real estate and equity instruments) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). We classify our securities as available for sale because we may dispose of them prior to maturity in response to changes in the market, liquidity needs or other events, even though we do not hold the securities for the purpose of selling them in the near future.

        All investments classified as available for sale are reported at fair value, based on quoted market prices provided by independent pricing sources, when available, or from quotes provided by dealers who make markets in certain securities, or from our management's estimates in cases where the investments are illiquid. In making these estimates, our management utilizes pricing information obtained from dealers who make markets in these securities. However, under certain circumstances we may adjust these values based on our knowledge of the securities and the underlying collateral. Our management also uses a discounted cash flow model, which utilizes prepayment and loss assumptions based upon historical experience, economic factors and the characteristics of the underlying cash flow in order to substantiate the fair value of the securities. The assumed discount rate is based upon the yield of comparable securities. The determination of future cash flows and the appropriate discount rates are inherently subjective and, as a result, actual results may vary from our management's estimates.

        Unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity.

        Periodically, all available for sale securities are evaluated for other than temporary impairment in accordance with SFAS 115 and Emerging Issues Task Force ("EITF") No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets ("EITF 99-20"). An impairment that is an "other than temporary impairment" is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the remaining life of the investment. Other than temporary impairments result in reducing the carrying value of the security to its fair value through the statement of operations, which also creates a new carrying value for the investment. We compute a revised yield based on the future estimated cash flows as described in the section titled "Revenue Recognition" below. Significant judgments, including making assumptions regarding the estimated prepayments, loss assumptions and the changes in interest rates, are required in determining impairment.

        Real Estate Loans—Real estate loans are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans and unfunded commitments, unless the loan is deemed to be impaired. We account for our real estate loans in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases ("SFAS 91").

        Real estate loans are evaluated for possible impairment on a periodic basis in accordance with SFAS No. 114, Accounting by Creditors For Impairment of a Loan—an Amendment of FASB Statement No. 5 and 15 ("SFAS 114"). Impairment occurs when we determine it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Upon determination of impairment, we establish a reserve for loan losses and recognize a corresponding charge to the statement of operations through a provision for loan losses. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan and the value of the real estate, partnership interest or other collateral that secures the loan.

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

        Depreciation on buildings is provided on a straight-line basis over the useful lives of the properties to a maximum of 40 years. Depreciation is determined with reference to each rental property's carried value, remaining estimated useful life and residual value. Acquired tenant improvements, above- and below-market in-place operating leases and lease origination costs are amortized on a straight-line basis over the remaining terms of the leases. The value associated with acquired tenant relationships is amortized on a straight-line basis over the expected term of the relationships. All other tenant improvements and re-leasing costs are deferred and amortized on a straight-line basis over the terms of the leases to which they relate. Depreciation on buildings and amortization of deferred leasing costs and tenant improvements that are determined to be assets of the company are recorded in depreciation and amortization expense. All above- and below-market tenant leases and tenant relationships are amortized to revenue. Above- and below-market ground leases are amortized to commercial real estate expenses.

        Properties are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. For commercial properties, an impairment loss is recognized when a property's carrying value exceeds its undiscounted future net cash flow. The impairment is measured as the amount by which the carrying value exceeds the estimated fair value. Projections of future cash flow take into account the specific business plan for each property and management's best estimate of the most probable set of economic conditions anticipated to prevail in the market.

        Accounting for Derivative Financial Instruments and Hedging Activities—We account for our derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities("SFAS 133") and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities("SFAS 149"). SFAS 133 and SFAS 149 require us to recognize all derivative instruments at their fair value as either assets or liabilities on our balance sheet. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether we have designated it, and whether it qualifies, as part of a hedging relationship and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. We have no fair value hedges or hedges of a net investment in foreign operations as of June 30, 2007.

        For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that are attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (i.e., in "interest expense" when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative changes in the present value of future cash flows of the hedged item, if any, is recognized in the realized and unrealized gain (loss) on derivatives in current earnings during the period of change. For derivative instruments not designated as hedging instruments (including foreign currency swaps and credit default swaps), the gain or loss is recognized in realized and unrealized gain (loss) on derivatives in the current earnings during the period of change. Income and/or expense from interest rate swaps are recognized as an adjustment to interest expense. We account for income and expense from interest rate swaps on an accrual basis over the period to which the payments and/or receipts relate.

        Dividends to Stockholders—We record dividends to stockholders on the declaration date. The actual dividend and its timing are at the discretion of our board of directors. We intend to pay sufficient dividends to avoid incurring any income or excise tax. During the six months ended June 30, 2007, we declared dividends in the amount of $1.36 per share of which $17,032 was distributed on April 27, 2007 to our stockholders of record as of March 30, 2007 and of which $17,003 was distributed on July 27, 2007 to our stockholders of record as of June 29, 2007, and of which $22 related to dividends on deferred stock units.

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

        Trust Preferred Securities—Trusts that we form for the sole purpose of issuing trust preferred securities are not consolidated in our financial statements in accordance with Financial Interpretation No. 46R ("FIN 46R") as we have determined that we are not the primary beneficiary of such trusts. Our investment in the common securities of such trusts is included in other assets in our consolidated financial statements.

        Revenue Recognition—Interest income for our available for sale securities and real estate loans is recognized over the life of the investment using the effective interest method and recorded on the accrual basis. Interest income on mortgage-backed securities ("MBS") is recognized using the effective interest method as required by EITF 99-20. Real estate loans generally are originated or purchased at or near par value, and interest income is recognized based on the contractual terms of the loan instruments. Any loan fees or acquisition costs on originated loans or securities are capitalized and recognized as a component of interest income over the life of the investment utilizing the straight-line method, which approximates the effective interest method. None of the interest income for the six months ended June 30, 2007 or 2006 included prepayment fees.

        Under EITF 99-20, at the time of purchase, our management estimates the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the purchase price. As needed, we update these estimated cash flows and compute a revised yield based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans and the timing and the magnitude of credit losses on the mortgage loans underlying the securities have to be judgmentally estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our management's estimates and our interest income.

        We record security transactions on the trade date. Realized gains and losses from security transactions are determined based upon the specific identification method and recorded as gain (loss) on sale of available for sale securities in the statements of operations.

        We account for accretion of discounts or premiums on available for sale securities and real estate loans using the effective interest yield method. Such amounts have been included as a component of interest income in the statements of operations.

        We may sell all or a portion of our real estate investments to a third party. To the extent the fair value received for an investment differs from the amortized cost of that investment and control of the asset that is sold is surrendered making it a "true sale", as defined under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125 ("SFAS 140"), a gain or loss on the sale will be recorded in the statements of operations as realized net gain (loss) on sale of real estate loans. To the extent a real estate investment is sold that has any fees that were capitalized at the time the investment was made and were being recognized over the term of the investment, the unamortized fees are recognized at the time of sale and included in any gain or loss on sale of real estate loans.

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

        Expense reimbursement income arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate expenses of the respective property is accrued in the same period as the related expenses are incurred. These recoverable expenses are included in expenses as commercial real estate expenses.

        Income arising from the operation of our parking garages is recognized when the parking spaces are occupied. Expenses related to the operation of the parking garage are included in expenses as commercial real estate expenses.

        Dividend income on preferred stock is recorded on the dividend declaration date.

        Interest in Equity Investment—We account for our investment in BREF One, LLC, a real estate finance fund, under the equity method of accounting since we own more than a minor interest in the fund, but do not unilaterally control the fund and are not considered to be the primary beneficiary under FIN 46R. The investment was recorded initially at cost, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions to reflect the investment at its hypothetical book value.

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

        The dividends paid deduction of a REIT for qualifying dividends to our stockholders is computed using our taxable income as opposed to using our financial statement net income. Some of the significant differences between financial statement net income and taxable income include the timing of recording unrealized gains/realized gains associated with certain assets, the book/tax basis of assets, interest income, impairment, straight-line amortization of rental leases, credit loss recognition related to certain assets (asset-backed mortgages), accounting for derivative instruments and stock compensation and amortization of various costs (including start up costs).

        SFAS No. 109, Accounting for Income Taxes ("SFAS 109"), establishes financial accounting and reporting standards for the effect of income taxes that result from an organization's activities during the current and preceding years. SFAS 109 requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. A deferred tax asset or liability for each temporary difference is determined based upon the tax rates that the organization expects to be in effect when the underlying items of income and expense are realized. A deferred tax valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

        We have a wholly-owned taxable REIT subsidiary that has made a joint election with us to be treated as our TRS. Our TRS is a separate entity subject to federal income tax under the Internal Revenue Code. For the three months ended June 30, 2007 and 2006, we recorded current income tax expense of $345 (federal income tax of $240 and state and local income tax of $105) and $28, respectively, which is included in other expenses and for the six months ended June 30, 2007 and 2006, we recorded current income tax expense of $684 (federal income tax of $455 and state and local income tax of $229) and $28, respectively, which is included in other expenses. For the three months ended June 30, 2007 and 2006, we recorded a deferred tax benefit of $150 and $0, respectively, which is included in other expenses and for the six months ended June 30, 2007 and 2006, we recorded a deferred tax benefit of $900 and $0, respectively, which is included in other expenses. As of June 30, 2007, we recorded a $2,570 valuation allowance on a deferred tax asset of $2,570 attributable to mark to market adjustments on foreign currency swaps held in our TRS. The valuation allowance is based on management's estimate that our TRS is not expected to generate sufficient taxable income to recover the deferred tax asset. As of December 31, 2006 we had a deferred tax liability of $900 attributable to mark to market adjustments on foreign currency swaps held in our TRS, which is included in accounts payable, accrued expenses and cash collateral payable.

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was effective

January 1, 2007. The adoption of FIN 48 did not materially affect our consolidated financial statements.

        Our policy for interest and penalties on material uncertain tax positions recognized in our consolidated financial statements is to classify these as interest expense and operating expense, respectively. However, in accordance with FIN 48 we assessed our tax positions for all open tax years (Federal, years 2005 to 2006 and State, years 2005 to 2006) as of June 30, 2007 and concluded that we have no material FIN 48 liabilities to be recognized at this time.

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

        Earnings per Share—We compute basic and diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share ("SFAS 128"). Basic earnings per share ("EPS") is computed based on net income divided by the weighted average number of shares of common stock and other participating securities outstanding during the period. Diluted EPS is based on net income divided by the weighted average number of shares of common stock plus any additional shares of common stock attributable to stock options, provided that the options have a dilutive effect. At June 30, 2007 and June 30, 2006, options to purchase a total of 130,000 shares of common stock and 126,000 shares of common stock, respectively, have been excluded from the computation of diluted EPS as they were determined to be antidilutive.

        Variable Interest Entities—In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51 ("FIN 46"). FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights and on determining when and which business enterprise should consolidate a variable interest entity ("VIE") when such enterprise would be determined to be the primary beneficiary. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. In December 2003, the FASB issued a revision of FIN 46, Interpretation No. 46R ("FIN 46R"), to clarify the provisions of FIN 46. FIN 46R states that a VIE is subject to consolidation if the investors in the entity being evaluated under FIN 46R either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns. VIEs within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the VIE's expected losses, receives the majority of the VIE's expected returns, or both.

        Our ownership of the subordinated classes of CMBS and RMBS from a single issuer may provide us with the right to control the foreclosure/workout process on the underlying loans, which we refer to as the Controlling Class CMBS and RMBS. There are certain exceptions to the scope of FIN 46R, one of which provides that an investor that holds a variable interest in a qualifying special-purpose entity ("QSPE") is not required to consolidate that entity unless the investor has the unilateral ability to cause the entity to liquidate. SFAS 140 sets forth the requirements for an entity to qualify as a QSPE. To maintain the QSPE exception, the special-purpose entity must initially meet the QSPE criteria and must continue to satisfy such criteria in subsequent periods. A special-purpose entity's QSPE status can be affected in future periods by activities undertaken by its transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent that our CMBS or RMBS investments were issued by a special-purpose entity that meets the QSPE requirements, we record those investments at the purchase price paid. To the extent the underlying special-purpose entities do not satisfy the QSPE requirements, we follow the guidance set forth in FIN 46R as the special-purpose entities would be determined to be VIEs.

        We have analyzed the pooling and servicing agreements governing each of our Controlling Class CMBS and RMBS investments for which we own a greater than 50% interest in the subordinated class and we believe that the terms of those agreements are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment for those special-purpose entities due to ongoing review by regulators and accounting standard setters (including the FASB's project to amend SFAS 140 and the recently added FASB project on servicer discretion in a QSPE), potential actions by various parties involved with the QSPE (discussed in the paragraph above) and varying and evolving interpretations of the QSPE criteria under SFAS 140. We also have evaluated each of our Controlling Class CMBS and RMBS investments as if the special-purpose entities that issued such securities are not QSPEs. Using the fair value approach to calculate expected losses or residual returns, we have concluded that we would not be the primary beneficiary of any of the underlying special-purpose entities. Additionally, the standard setters continue to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of VIEs.

        Our maximum exposure to loss as a result of our investment in these QSPEs totaled $226,722 as of June 30, 2007.

        The financing structures that we offer to the borrowers on certain of our real estate loans involve the creation of entities that could be deemed VIEs and therefore, could be subject to FIN 46R. Our management has evaluated these entities and has concluded that none of them are VIEs that are subject to the consolidation rules of FIN 46R.

        Stock Based Compensation—We account for stock-based compensation in accordance with the provisions of SFAS No. 123R, Accounting for Stock-Based Compensation ("SFAS 123R"), which establishes accounting and disclosure requirements using fair value based methods of accounting for stock-based compensation plans. Compensation expense related to grants of stock and stock options are recognized over the vesting period of such grants based on the estimated fair value on the grant date.

        Stock compensation awards granted to the Manager and certain employees of the Manager's affiliates are accounted for in accordance with EITF 96-18, Accounting For Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services, which requires us to measure the fair value of the equity instrument using the stock prices and other measurement assumptions as of the earlier of either the date at which a performance commitment by the counterparty is reached or the date at which the counterparty's performance is complete.

        Concentration of Credit Risk and Other Risks and Uncertainties—Our investments are primarily concentrated in MBS that pass through collections of principal and interest from the underlying mortgages and there is a risk that some borrowers on the underlying mortgages will default. Therefore, MBS may bear some exposure to credit losses. Our maximum exposure to loss due to credit risk if all parties to the investments failed completely to perform according to the terms of the contracts as of June 30, 2007 is $3,206,870. Our real estate loans and other investments may bear some exposure to credit losses. Our maximum exposure to loss due to credit risk if parties to the real estate loans, related and unrelated, and other investments failed completely to perform according to the terms of the loans and other agreements as of June 30, 2007 is $324,565.

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

        Credit risk also arises from the possibility that tenants may be unable to fulfill their lease commitments. We have a significant concentration of rental revenue from both of our commercial properties given that JPMorgan Chase is the sole tenant of both properties. Therefore, we are subject to concentration of credit risk, and the inability of this tenant to make its lease payments could have an adverse effect on us. Our exposure to this credit risk is mitigated since we have long-term leases in place for both properties with a tenant that has an investment grade credit rating.

        Other Comprehensive Income/(Loss)—Comprehensive income consists of net income and other comprehensive income. Our other comprehensive income is comprised primarily of unrealized gains and losses on securities available for sale and net unrealized and deferred gains and losses on certain derivative investments accounted for as cash flow hedges.

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

        Foreign Currency Transactions—We conform to the requirements of SFAS No. 52, Foreign Currency Translation ("SFAS 52"). SFAS 52 requires us to record realized and unrealized gains and losses from transactions denominated in a currency other than our functional currency (U.S. dollar) in determining net income.

        Recent Accounting Pronouncements Not Yet Adopted—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value in GAAP and requires expanded financial statement disclosures about fair value measurements for assets and liabilities. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. SFAS 157 is effective for fiscal periods beginning after November 15, 2007. SFAS 157 will be effective for us beginning January 1, 2008 and we are currently evaluating the effects of SFAS 157 on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal periods beginning after November 15, 2007. SFAS 159 will be effective for us beginning January 1, 2008 and we are currently evaluating the effects of SFAS 159 on our consolidated financial statements.

        In June, 2007, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 07-1, Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the "Guide"). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of this SOP are effective for us beginning January 1, 2008. We are currently evaluating this new guidance and have not determined whether we will be required to apply the provisions of the Guide in presenting our consolidated financial statements.

        Presentation—Certain reclassifications have been made in the presentation of the prior periods consolidated financial statements to conform to the June 2007 presentation.

3.    AVAILABLE FOR SALE SECURITIES

        Our available for sale securities are carried at their estimated fair values. The amortized cost and estimated fair values of our available for sale securities as of June 30, 2007 are summarized as follows:

Security Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
CMBS	$547,481	$3,418	$(39,972)	$510,927
Non-Agency RMBS	284,659	5,547	(8,819)	281,387
Agency MBS	2,376,053	1,238	(8,052)	2,369,239
ABS	40,737	1,249	(24)	41,962
Preferred stock	4,852	—	(1,497)	3,355

Total	$3,253,782	$11,452	$(58,364)	$3,206,870

        We pledge our available for sale securities to secure our repurchase agreements and collateralized debt obligations. The fair value of the available for sale securities that we pledged as collateral as of June 30, 2007 is summarized as follows:

Pledged as Collateral:	June 30, 2007
For borrowings under repurchase agreements	$2,542,431
For borrowings under collateralized debt obligations	539,906

Total	$3,082,337

        The aggregate estimated fair values by underlying credit rating of our available for sale securities as of June 30, 2007 was as follows:

	June 30, 2007
Security Rating	Estimated Fair Value	Percentage
AAA	$2,369,239	73.88%
AA	—	—
A	35,020	1.09
BBB	331,816	10.35
BB	211,973	6.61
B	143,299	4.47
Not rated	115,523	3.60

Total	$3,206,870	100.00%

        The face amount and net unearned discount on our investments as of June 30, 2007 was as follows:

Description:	June 30, 2007
Face amount	$3,606,193
Net unearned discount	(352,411)

Amortized cost	$3,253,782

        For the three months ended June 30, 2007 and the three months ended June 30, 2006, net discount on available for sale securities accreted into interest income totaled $4,729 and $2,096, respectively. For the six months ended June 30, 2007 and the six months ended June 30, 2006, net discount on available for sale securities accreted into interest income totaled $7,930 and $4,093, respectively.

        Commercial Mortgage Backed Securities ("CMBS")—Our investments include CMBS, which are mortgage backed securities that are secured by, or evidence ownership interests in, a single commercial mortgage loan, or a partial or entire pool of mortgage loans secured by commercial properties. The securities may be senior, subordinated, investment grade or non-investment grade.

        The following is a summary of our CMBS investments as of June 30, 2007:

					Weighted Average
		Gross Unrealized
Security Rating	Amortized Cost			Estimated Fair Value			Term (yrs)
		Gains	Losses		Coupon	Yield
AAA	$—	$—	$—	$—	—%	—%	—
AA	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—
BBB	260,931	—	(21,841)	239,090	5.82	6.43	9.31
BB	143,935	—	(11,130)	132,805	4.99	7.85	9.41
B	69,085	317	(3,193)	66,209	4.97	11.90	10.69
Not rated	73,530	3,101	(3,808)	72,823	5.05	16.89	11.16

Total CMBS	$547,481	$3,418	$(39,972)	$510,927	5.29	8.90	10.05

        Residential Mortgage Backed Securities ("RMBS")—Our investments include RMBS, which are securities that represent participations in, and are secured by or payable from, mortgage loans secured by residential property. Our RMBS investments include Non-Agency pass-through certificates which are rated classes in senior/ subordinated structures ("Non-Agency RMBS").

        The following is a summary of our Non-Agency RMBS investments as of June 30, 2007:

					Weighted Average
		Gross Unrealized
Security Rating	Amortized Cost			Estimated Fair Value			Term (yrs)
		Gains	Losses		Coupon	Yield
AAA	$—	$—	$—	$—	—%	—%	—
AA	—	—	—	—	—	—	—
A	26,714	—	(768)	25,946	6.71	7.74	2.80
BBB	62,274	112	(2,548)	59,838	7.10	8.78	2.79
BB	79,633	506	(2,651)	77,488	7.15	13.15	3.40
B	74,137	4,453	(1,500)	77,090	7.68	20.35	4.94
Not rated	41,901	476	(1,352)	41,025	6.94	33.95	3.34

Total Non-Agency RMBS	$284,659	$5,547	$(8,819)	$281,387	7.19	16.62	3.62

        Agency Mortgage Backed Securities ("Agency MBS")—Our investments include (i) Agency mortgage pass-through certificates, which are securities issued or guaranteed by the Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") or Government National Mortgage Association ("Ginnie Mae") and (ii) Agency Collateralized Mortgage Obligations issued by Fannie Mae or Freddie Mac backed by mortgage pass-through securities and evidenced by a series of bonds or certificates issued in multiple classes (collectively, "Agency MBS"). The following is a summary of our Agency MBS investments as of June 30, 2007:

Weighted Average
Gross Unrealized
Security Rating				Estimated Fair Value			Term to Reset (yrs)
	Amortized Cost	Gains	Losses		Coupon	Yield
AAA	$2,376,053	$1,238	$(8,052)	$2,369,239	5.49%	5.20%	2.27
AA	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—
BBB	—	—	—	—	—	—	—
BB	—	—	—	—	—	—	—
B	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—

Total Agency MBS	$2,376,053	$1,238	$(8,052)	$2,369,239	5.49	5.20	2.27

        Asset-Backed Securities ("ABS")—As of June 30, 2007, we invested in asset-backed securities with an estimated fair value of $41,962. Aircraft ABS generally are collateralized by aircraft leases. Issuers of consumer and aircraft ABS generally are special-purpose entities owned or sponsored by banks and finance companies, captive finance subsidiaries of non-financial corporations or specialized originators such as credit card lenders.

        The following is a summary of our ABS investments as of June 30, 2007:

Weighted Average
Gross Unrealized
Security Rating	Amortized Cost			Estimated Fair Value			Term (yrs)
		Gains	Losses		Coupon	Yield
AAA	$—	$—	$—	$—	—%	—%	—
AA	—	—	—	—	—	—	—
A	8,813	261	—	9,074	5.70	8.19	2.54
BBB	31,924	988	(24)	32,888	5.80	9.20	4.37
BB	—	—	—	—	—	—	—
B	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—

Total ABS	$40,737	$1,249	$(24)	$41,962	5.78	8.98	4.00

        Other Securities—We invested in the preferred stock of Millerton I CDO with an estimated fair value of $1,680 as of June 30, 2007, and the preferred stock of Millerton II CDO with an estimated fair value of $1,675 as of June 30, 2007. The preferred stock of Millerton I CDO was rated Ba3 and the preferred stock of Millerton II CDO was not rated at June 30, 2007.

        Unrealized Losses—For available for sale securities with unrealized losses, the following table sets forth the amortized cost, fair value and unrealized loss for such securities that we owned as of June 30, 2007:

Security Rating	Number of Securities	Amortized Cost	Fair Value	Unrealized Loss
AAA	61	$1,081,702	$1,073,650	$(8,052)
AA	—	—	—	—
A	6	19,503	18,735	(768)
BBB	63	318,857	294,444	(24,413)
BB	66	203,174	188,721	(14,453)
B	49	79,385	74,692	(4,693)
Not rated	35	50,381	44,396	(5,985)

Total	280	$1,753,002	$1,694,638	$(58,364)

        The unrealized losses on such securities were the result of changes in market interest rates subsequent to their purchase. The unrealized losses on non-rated bonds were also due to market conditions and price volatility. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other than temporarily impaired at June 30, 2007.

        Other Than Temporary Impairments—For the three months ended June 30, 2007, we determined that fifteen RMBS and forty-five Agency MBS securities were determined to be other than temporarily impaired resulting in an impairment charge totaling $22,058, which was reclassified out of other comprehensive income. The impairment of six of the fifteen RMBS securities, totaling $7,088, is attributed to the decline in the updated yields related to increases in losses from the timing and amount of credit losses and prepayments. The impairment of the remaining nine of the fifteen RMBS securities, totaling $5,642, is attributed to an other than temporary decline in market values and not related to increases in losses from the timing and amount of credit losses and prepayments. The impairment of the forty-five Agency MBS securities, totaling $9,328, is result of management's intent not to hold these securities where cost exceeds market value to recovery.

        For the six months ended June 30, 2007, we determined that nineteen RMBS and forty-five Agency MBS securities were determined to be other than temporarily impaired resulting in an impairment charge totaling $22,693, which was reclassified out of other comprehensive income. The impairment of ten of the nineteen RMBS securities, totaling $7,723, is attributed to the decline in the updated yields related to increases in losses from the timing and amount of credit losses and prepayments. The impairment of the remaining nine of the nineteen RMBS securities, totaling $5,642, is attributed to an other than temporary decline in market values and not related to increases in losses from the timing and amount of credit losses and prepayments. The impairment of the forty-five Agency MBS securities, totaling $9,328, is result of management's intent not to hold these securities where cost exceeds market value to recovery. At June 30, 2007, the Company held the fifteen RMBS and forty-five Agency MBS.

        As of June 30, 2006, we held six Agency MBS and two CMBS securities that we had determined to be other than temporarily impaired. In connection with the impairment of these Agency MBS and CMBS, we recorded impairment charges of $5,666 and $6,924 in our statement of operations for the three months ended June 30, 2006 and the six months ended June 30, 2006, respectively, that was reclassified out of other comprehensive income. We have determined that the impairment with respect to the six Agency MBS and one of the CMBS securities in the amount of $4,746 and $6,004 for the three months and six months ended June 30, 2006, respectively, was other than temporary as we expected to sell these securities in the near future at a loss. As of June 30, 2006, as part of our periodic surveillance of the underlying value of the collateral securing our CMBS investments, we revalued two of the underlying loans in the collateral securing a CMBS security that resulted in a credit impairment charge for the three months and six months ended June 30, 2006 in the amount of $920 and $920, respectively.

        The remaining unrealized losses on our securities are primarily the result of market factors, rather than credit impairment, and we have performed credit analyses in relation to such securities which support our belief that the carrying values of such securities are fully recoverable over their expected holding period. Although our management expects to hold these securities until their recovery, there is no assurance that such securities will not be sold or at what price, if any, they might be sold.

        Sale of Available for Sale Securities—During the six months ended June 30, 2007, we sold 11 securities for proceeds of $393,501 and realized a gain of $1,682 and we sold 12 securities for proceeds of $207,065 and realized a loss of $502. During the six months ended June 30, 2006, we sold one security for proceeds of $3,263 realizing a gain of $327 and we sold eight securities for proceeds of $293,647 (of which $114,429 was due from broker as of June 30, 2006) realizing a loss of $1,995.

4.    REAL ESTATE LOANS

        We invest in mezzanine loans, B Notes, construction loans and whole loans. A mezzanine loan is a loan that is subordinated to a first mortgage loan on a property and is senior to the borrower's equity in the properties. Mezzanine loans are made to the property's owner and are secured by pledges of ownership interests in the property and/or the property owner. The mezzanine lender can foreclose on the pledged interests and thereby succeed to ownership of the property subject to the lien of the first mortgage.

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

        The following is a summary of our real estate loans as of June 30, 2007 and December 31, 2006:

Loan Type	Number of Loans	Face Value	Carrying Value	Weighted Average Interest Rate	Maturity Range	Weighted Average Years to Maturity
June 30, 2007
Whole loans	17	$212,028	$213,515	6.04%	11/2009–7/2021	8.4
Construction loans	2	20,490	20,493	11.82	11/2007–7/2008	0.7
Mezzanine loans	3	31,923	31,896	9.84	10/2008–8/2016	7.6

	22	$264,441	$265,904	6.94	11/2007–7/2021	7.7

December 31, 2006
Whole loans	16	$198,942	$200,605	6.06%	11/2009–7/2021	8.9
Construction loans	2	20,052	20,056	11.48	11/2007–7/2008	1.3
Mezzanine loans	2	16,923	17,009	9.75	7/2008–2/2016	6.6

	20	$235,917	$237,670	6.78	11/2007–7/2021	8.1

        The carrying values of our loans as of June 30, 2007 and December 31, 2006 include unamortized underwriting fees of $229 and $180, respectively.

        The maturities of our real estate loans as of June 30, 2007 are as follows: $12,297 in 2007, $21,944 in 2008, $8,451 in 2009, $42,333 in 2010, $5,800 in 2011 and $173,616 thereafter.

        In 2005, we originated a $9,450 mezzanine construction loan to develop luxury residential condominiums in Portland, Oregon. We currently are in negotiations with the borrower and the senior lender to increase the loan and the senior loan to cover the remaining costs to complete the project. The loan bears interest at an annual rate of 16% and has a maturity date of December 2007, which can be extended at the borrower's option, subject to satisfying certain conditions, until May 2008. Under the agreement governing the terms of the loan, interest on the loan was paid in cash through March 2006, and was capitalized thereafter. We advanced an additional $453 beyond our commitment for the three months ended June 30, 2007. As of June 30, 2007, we have made advances of $8,511, including capitalized interest of $1,893.

        Currently, the projected total costs to complete the project have increased from $41,400 to $59,750, including capitalized interest. Of the 70 units available, 50 units have been sold subject to scheduled completion dates, which are not expected to be met.

        We have evaluated the financial merits of the project by reviewing the projected unit sales, estimating construction costs and evaluating other collateral available to us under the terms of the loan. We believe that it is probable that the entire loan balance, including the capitalized interest, will be recovered through the satisfaction of future cash flows from sales and other available collateral. Accordingly, we have not recorded any impairment related to this loan. We will continue to monitor the status of this loan. However, housing prices, in particular condominium prices, may fall, unit sales may lag projections and construction costs may increase, all of which may increase the risk of impairment to our loan. No assurance can be given that this loan will not be impaired in the future depending on the outcome of the future negotiations with the senior lender and the borrower and the borrower's ability to complete the project without additional cost overruns. In the event that we determine that it is probable that we will not be able to recover the total contractual amount of principal and interest due on this loan, the loan would be impaired.

        We pledge our real estate loans to secure our repurchase agreements and collateralized debt obligations. The fair value of the real estate loans that we pledged as collateral as of June 30, 2007 is summarized as follows:

Pledged as Collateral:	June 30, 2007
For borrowings under repurchase agreements, related party	$46,931
For borrowings under collateralized debt obligations	18,000
For borrowing under senior mortgage-backed notes, related party	115,906

Total	$180,837

        As of June 30, 2007, our real estate loans included non-U.S. dollar denominated assets with a carrying value of $46,931.

5.    COMMERCIAL REAL ESTATE

        On March 20, 2007, we acquired two properties located in Houston, Texas and Phoenix, Arizona totaling approximately 428,600 and 724,000 square feet, respectively, for an aggregate purchase price of $234,710. Both properties are leased on a triple net basis to one tenant under leases that expire in 2021. In addition to the sale and purchase agreement, we entered into rent enhancement agreements with the seller under which we will receive payments through 2015 totaling $15,905. The present value of such payments is recorded as other receivables totaling $13,041 on our balance sheet as of June 30, 2007, which partially offsets the below-market lease terms.

        The following is a summary of the allocation of purchase price to each major class of asset and liability:

Commercial real estate	$213,835
Intangible assets	81,082
Intangible liabilities	(73,804)
Rent enhancement receivable	13,597

Total	$234,710

        The transaction was financed with a $198,500 mortgage loan that bears interest at an annual rate of 5.509% (hedged rate 5.65%) and matures on April 1, 2017. We incurred financing costs of $209, which have been deferred and are being amortized over the term of the loan.

        The components of commercial real estate as of June 30, 2007 are as follows:

June 30, 2007
Land	$11,042
Buildings and improvements	202,794

Commercial properties	213,836
Less: Accumulated depreciation	(1,617)

Total	$212,219

The depreciation expense related to commercial real estate included in the operating results for the three months and six months ended June 30, 2007 was $1,457 and $1,617, respectively.

        The following is a schedule of future minimum rent payments to be received under the leases at the two properties acquired:

Rent Payments
Remainder of 2007	$4,874
2008	9,943
2009	10,142
2010	10,344
2011	10,551
Thereafter	114,629

6.    OTHER INVESTMENTS

        The components of other investments as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006
Investment in foreign credit facility	$21,802	$20,133
Investment in trust preferred securities	1,550	—
Interest in equity investment	35,309	—

Total other investments	$58,661	$20,133

        The interest in equity investment represents an investment in a private equity fund that invests in real estate investments. The fund is managed by an affiliate of our Manager and the investment was approved by the independent members of our board of directors. In addition to the initial investment of $28,462 in January 2007, we agreed to a future capital commitment of $10,392. As of June 30, 2007, we had funded $8,542 of such commitment. Income from the interest in equity investment for the three and six months ended June 30, 2007 can be broken down in the following components:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Income from equity investment before management and promote fees	$1,211	$2,060
Management fee	(230)	(230)
Promote fee	(392)	(392)

Income from equity investment	$589	$1,438

7.    INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES

        The intangible assets and liabilities arose on the acquisition of the commercial real estate properties in March 2007.

        As of June 30, 2007, the components of intangible assets are as follows:

	June 30, 2007	Weighted Average Life (Years)
Lease origination costs	$78,163	14.6
Below-market ground lease	2,919	59.0

Total	81,082

Less: Accumulated amortization	(1,507)

Intangible assets	$79,575

        The amortization of lease origination costs for the three months and six months ended June 30, 2007 was $1,340 and $1,493, respectively, and is included in depreciation and amortization expense. The amortization of below-market ground lease, which is included in rental income, for the three months and six months ended June 30, 2007 was $12 and $14, respectively. The estimated amortization of these intangible assets for the next five years is $2,715 for the remainder of 2007, $5,430 in 2008, $5,430 in 2009, $5,430 in 2010 and $5,430 in 2011.

        Below market leases, net of amortization, which are classified as intangible liabilities, are $72,395 as of June 30, 2007. The amortization of intangible liabilities included in rental income for the three months and six months ended June 30, 2007 was $1,270 and $1,410, respectively. The estimated amortization for the next five years is $2,540 for the remainder of 2007, $5,080 in 2008, $5,080 in 2009, $5,080 in 2010 and $5,080 in 2011.

8.    DEBT AND OTHER FINANCING ARRANGEMENTS

        The following is a summary of our debt as of June 30, 2007 and December 31, 2006:

Type of Debt:	June 30, 2007	December 31, 2006
Repurchase agreements	$2,475,672	$2,723,643
Repurchase agreements, related party	40,806	144,806
Collateralized debt obligations	512,012	194,396
Mortgage payable	198,500	—
Senior mortgage-backed notes, related party	101,116	—
Junior subordinated notes held by trust that issued trust preferred securities	51,550	—

Total Debt	$3,379,656	$3,062,845

        Repurchase Agreements—As of June 30, 2007, we had entered into master repurchase agreements with various counterparties to finance our asset purchases on a short term basis. Under these agreements, we sell our assets to the counterparties and agree to repurchase those assets on a date certain at a repurchase price generally equal to the original sales price plus accrued interest. The counterparties will purchase each asset financed under the facility at a percentage of the asset's value on the date of origination, which is the purchase rate, and we will pay interest to the counterparty at short term interest rates (usually based on one-month LIBOR) plus a pricing spread. We have agreed to a schedule of purchase rates and pricing spreads with these counterparties that generally are based upon the class and credit rating of the asset being financed. The facilities are recourse to us. For financial reporting purposes, we characterize all of the borrowings under these facilities as balance sheet financing transactions.

        Under the repurchase agreements, we are required to maintain adequate collateral with these counterparties. If the market value of the collateral we have pledged declines, then the counterparty may require us to provide additional collateral to secure our obligations under the repurchase agreement. As of June 30, 2007, we were required to provide additional collateral in the amount of $63,127, which is included in restricted cash on the balance sheet.

        As of June 30, 2007, we had repurchase agreements outstanding in the amount of $2,516,478 with a weighted average borrowing rate of 5.35%. As of June 30, 2007, the repurchase agreements had remaining weighted average maturities of 45 days and are summarized below:

Repurchase Counterparty	Outstanding Balance	Fair Value of Collateral	Weighted Average Borrowing Rate	Maturity Range (days)
Related Party
Trilon International, Inc.	$40,806	$46,931	5.62%	30

Unrelated Parties
Banc of America Securities LLC	295,961	307,779	5.33%	6–47
Bear, Stearns & Co. Inc.	207,626	214,619	5.33%	6–47
Citigroup Global Markets Inc.	257,127	266,017	5.33%	40–76
Credit Suisse First Boston LLC	310,019	322,422	5.32%	6–76
Deutsche Bank Securities Inc.	333,121	346,924	5.32%	24–55
Greenwich Capital Markets, Inc.	230,105	238,698	5.31%	12–76
Lehman Brothers Inc.	209,536	223,632	5.43%	12–76
Liquid Funding Ltd.	22,236	47,383	6.13%	717
Merrill Lynch, Pierce, Fenner & Smith Incorporated	247,522	255,761	5.32%	24–55
Morgan Stanley & Co., Incorporated	233,056	246,831	5.36%	12–40
Wachovia Bank, National Association	25,157	28,355	5.95%	27
WaMu Capital Corp.	104,206	107,137	5.31%	55

	2,475,672	2,605,558

Total	$2,516,478	$2,652,489	5.35%	6–717

        As of June 30, 2007, the maturity ranges of our outstanding repurchase agreements segregated by our available for sale securities and real estate loans are as follows:

	Up to 30 days	31 to 90 days	Over 90 days	Total
Agency MBS	$931,286	$1,403,721	$—	$2,335,007
Non-Agency RMBS	51,676	—	—	51,676
CMBS	—	28,781	22,236	51,017
ABS	14,982	22,990	—	37,972
Real estate loans	40,806	—	—	40,806

Total	$1,038,750	$1,455,492	$22,236	$2,516,478

        In August 2005, we entered into a $200,000 Master Repurchase Agreement (the "Master Repurchase Agreement") with Wachovia Bank (the "Bank"). The Master Repurchase Agreement expires August 2007 with a one year renewal option at the Bank's discretion. Subject to the terms and conditions thereof, the Master Repurchase Agreement provides for the purchase, sale and repurchase of commercial and residential mortgage loans, commercial mezzanine loans, B Notes, participation interests in the foregoing, commercial mortgage-backed securities and other mutually agreed upon collateral and bears interest at varying rates over LIBOR based upon the type of asset included in the repurchase obligation. In November 2005, the Bank increased the borrowing capacity to $275,000. As of June 30, 2007, the unused amount under the Master Repurchase Agreement was $249,843.

        Collateralized Debt Obligations ("CDOs")—In November 2005, we issued approximately $377,904 of CDOs through two newly-formed subsidiaries, Crystal River CDO 2005-1, Ltd. (the "2005 Issuer") and Crystal River CDO 2005-1 LLC (the "2005 Co-Issuer"). The CDO consists of $227,500 of investment grade notes and $67,750 of non-investment grade notes, each with a final contractual maturity date of March 2046, which were co-issued by the 2005 Issuer and the 2005 Co-Issuer, and $82,654 of preference shares, which were issued by the 2005 Issuer. We retained all of the non-investment grade securities, the preference shares and the common shares in the 2005 Issuer. The 2005 Issuer holds assets, consisting primarily of whole loans, CMBS and RMBS securities, which serve as collateral for the CDO. Investment grade notes in the aggregate principal amount of $217,500 were issued with floating coupons with a combined weighted average interest rate of three-month LIBOR plus 0.58%. In addition, $10,000 of investment grade notes were issued with a fixed coupon rate of 6.02%. The CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from the senior-most to junior-most as loans are repaid. We incurred approximately $5,906 of issuance costs, which is amortized over the average life of the CDO. The 2005 Issuer and 2005 Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. As of June 30, 2007, the CDO was collateralized by available for sale securities with a carrying value of $238,302 and real estate loans with a carrying value of $18,004.

        In January 2007, we issued approximately $390,338 of CDOs ("CDO II") through two newly-formed subsidiaries, Crystal River Capital Resecuritization 2006-1 Ltd. (the "2006 Issuer") and Crystal River Capital Resecuritization 2006-1 LLC (the "2006 Co-Issuer"). CDO II consists of $324,956 of investment grade notes and $14,638 of non-investment grade notes, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $19,517 of non-investment grade notes and $31,227 of preference shares, which were issued by the 2006 Issuer. The 2006 Issuer initially held cash totaling $58,600 that was designated for the future funding of additional investments. As of June 30, 2007, $6,139 of such cash remained uninvested and is reflected as restricted cash on our consolidated balance sheet. We retained all of the non-investment grade securities, the preference shares and the common shares in the 2006 Issuer. The 2006 Issuer holds assets, consisting of CMBS securities, which serve as collateral for CDO II. Investment grade notes in the aggregate principal amount of $324,956 were issued with floating coupons with a combined weighted average interest rate of three-month LIBOR plus 0.57%. We incurred approximately $6,006 of issuance costs, which will be amortized over the average life of CDO II. The 2006 Issuer and the 2006 Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. As of June 30, 2007, CDO II was collateralized by available for sale securities with a carrying value of $301,604.

        Senior Mortgage-Backed Notes, Related Party—In April 2007, we issued $115,000 of senior mortgage-backed notes through a newly-formed subsidiary, CRZ ABCP Financing LLC. We retained $9,250 of senior subordinated mortgage-backed notes and $4,250 of subordinated mortgage-backed notes. CRZ ABCP Financing LLC holds assets, consisting of commercial whole mortgage loans, which serve as collateral for the mortgage-backed notes. Senior mortgage-backed notes in the aggregate principal amount of $101,500 were issued to an affiliate of our Manager with floating coupons with an interest rate of three-month LIBOR plus 0.35%. Interest on the senior mortgage-backed notes is payable monthly. The senior mortgage-backed notes mature in April 2017 and the outstanding principal is due at maturity. Early repayments of the underlying mortgage loans require repayment of a portion of the senior mortgage-backed notes. The senior mortgage-backed notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the senior mortgage-backed notes issued were used to repay outstanding debt under our repurchase agreements. As of June 30, 2007, the mortgage-backed notes were collateralized by real estate loans with a carrying value of $116,052.

        Junior Subordinated Notes Held by Trust that Issued Trust Preferred Securities—In March 2007, we formed Crystal River Preferred Trust I ("Trust I") for the purpose of issuing trust preferred securities. In March 2007, Trust I issued $50,000 of trust preferred securities to an unaffiliated investor and $1,550 of trust common securities to us for $1,550. The combined proceeds were invested by Trust I in $51,550 of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Trust I and mature in April 2037, but are callable by us at par on or after April 2012. Interest is payable quarterly at a fixed rate of 7.68% (ten-year LIBOR plus 2.75%) through April 2012 and thereafter at a floating rate equal to three-month LIBOR plus 2.75%.

        Mortgage Payable—In March 2007, we financed a portion of our purchase of two office buildings located in Houston, Texas and Phoenix, Arizona, with a $198,500 mortgage loan that bears interest at an annual rate of 5.509% and matures on April 1, 2017. The mortgage provides for payments of interest only throughout the term of the loan and the entire principal is due at maturity. We incurred financing costs of $209, which have been deferred and are being amortized over the term of the loan.

        Revolving Credit Facility—In March 2006, we entered into an unsecured credit facility with Signature Bank that provides for borrowings of up to $31,000 in the aggregate. The credit facility expires in March 2009. The credit facility provides for monthly repayments of all amounts due. Borrowings under the credit facility bear interest at a rate equal to the bank's prime interest rate or 1.75% over LIBOR. We had no amounts outstanding under this credit facility at June 30, 2007.

        Restrictive Covenants and Maturities—Certain of our repurchase agreements and our revolving credit facility contain financial covenants, including maintaining our REIT status and maintaining a specific net asset value or worth. We were in compliance with all our financial covenants as of December 31, 2006. As of June 30, 2007, with respect to one debt obligation, we failed to meet one financial covenant. We obtained a waiver with respect to the financial covenant that was not met. As a result, we were in compliance with or have obtained the necessary waivers with respect to all our financial covenants as of June 30, 2007. In addition, in connection with our ordinary course investing and financing activities, we breached non-financial covenants in respect of one debt obligation as a result of our establishing subsidiaries, incurring unsecured debt to a subsidiary (with respect to our March 2007 trust preferred offering), and guaranteeing swap obligations of our TRS. We obtained a waiver with respect to the breach of these non-financial covenants.

        Interest Expense—Interest expense is comprised of the following:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Interest on repurchase agreements	$31,263	$30,575	$66,162	$56,291
Interest on interest rate swap agreements	(2,910)	(3,101)	(5,776)	(3,681)
Interest on CDO notes	7,713	2,974	14,543	5,875
Interest on senior mortgage-backed notes, related party	1,149	—	1,149	—
Interest on mortgage payable	2,833	—	3,198	—
Interest on junior subordinated notes	1,000	—	1,100	—
Interest on notes payable, related party	—	—	—	239
Amortization of deferred financing costs	664	500	1,286	983
Other	281	477	466	569

Total interest expense	$41,993	$31,425	$82,128	$60,276

        Interest payable is comprised of the following:

	June 30, 2007	December 31, 2006
Interest on repurchase agreements	$18,655	$18,530
Interest on CDO notes	1,288	874
Interest on senior mortgage-backed notes, related party	255	—
Interest on junior subordinated notes	671	—
Other	21	13

Total interest payable	$20,890	$19,417

9.    COMMITMENTS AND CONTINGENCIES

        We invest in real estate construction loans. We had outstanding commitments to fund real estate construction loans in the aggregate of $24,050 as of June 30, 2007. At June 30, 2007, we had made advances totaling $23,045 under these commitments.

        In January 2007, we made a $28,462 investment in a private equity fund that invests in real estate investments. The fund is managed by an affiliate of our Manager and the investment was approved by the independent members of our board of directors. In connection with that investment, we agreed to a future capital commitment of $10,392. Through June 30, 2007, we had funded $8,542 of such commitment. As of June 30, 2007, the unfunded commitment totaled $1,850.

10.    RISK MANAGEMENT TRANSACTIONS

        Our objectives in using derivatives include reducing our exposure to interest expense movements through our use of interest rate swaps, reducing our exposure to foreign currency movements through our use of foreign currency swaps, and generating additional yield for investing through our use of credit default swaps.

        The fair value of our derivatives at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006
Derivative Assets:
Interest rate swaps	$27,590	$13,410
Interest rate caps	320	334
Foreign currency swaps	—	2,744
Credit default swaps	1,829	3,305
Interest receivable—swap	1,203	1,072

Total derivative assets	$30,942	$20,865

Derivative Liabilities:
Interest rate swaps	$334	$2,448
Foreign currency swaps	3,470	764
Credit default swaps	11,770	—
Interest payable — swap	7,841	7,936

Total derivative liabilities	$23,415	$11,148

        The notional amount of our interest rate swap open positions and interest rate cap open positions as of June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006
Interest rate swaps on reverse repurchase agreements	$1,323,933	$1,285,433
Interest rate caps on reverse repurchase agreements	200,000	200,000
Interest rate swaps on mortgage-backed notes	110,348	—
Interest rate swaps on CDO notes	50,978	52,069
Interest rate swaps on CDO II notes	240,467	240,467

	$1,925,726	$1,777,969

        As of June 30, 2007 and December 31, 2006, we had unhedged repurchase agreements totaling $992,545 and $1,383,016, respectively.

        The change in unrealized gains (loss) on interest rate swaps and caps designated as cash flow hedges is separately disclosed in the statement of changes in stockholders' equity. As of June 30, 2007 and December 31, 2006, unrealized gains aggregating $23,646 and $7,169, respectively, on active cash flow hedges were recorded in accumulated other comprehensive income (loss). The net deferred losses (gains) on settled swaps for the six months ended June 30, 2007 and June 30, 2006 and for the three months ended June 30, 2007 and June 30, 2006 were $2,457, $0, $(281) and $0, respectively, and are being amortized into earnings through interest expense.

        For the six months ended June 30, 2007 and June 30, 2006, the amount of net realized gains on settled swaps amortized from accumulated other comprehensive income (loss) into earnings was $600 and $67, respectively. In the same periods, an additional $222 and $311, respectively, relating to other comprehensive income on active swaps and the premium on interest rate caps also was amortized into earnings through interest expense.

        The components of realized and unrealized gain (loss) on derivatives are as follows:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Unrealized gain (loss) on credit default swaps ("CDS")	$(2,978)	$347	$(8,345)	$4,989
Unrealized loss on foreign currency swaps ("FCS")	(3,795)	(2,112)	(5,450)	(870)
Unrealized gain (loss) on hedge ineffectiveness	841	190	(317)	251
Unrealized gain on economic hedges not designated for hedge accounting	720	725	256	2,348
Realized loss on settlement of swaps	—	—	(182)	—
Premium earned from CDS	531	369	899	731
Swap transaction expense	(95)	—	(238)	—

Net realized and unrealized gain (loss) on derivatives	$(4,776)	$(481)	$(13,377)	$7,449

        As of June 30, 2007 and December 31, 2006, we were required to provide collateral in respect of our interest rate swaps in the amount of $19,608 and $17,408, respectively, which is included in restricted cash on the balance sheet.

        As of June 30, 2007, we held various credit default swaps, as the protection buyer and seller, with notional amount of $245,000. A credit default swap ("CDS") is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard CDS contract, one party, referred to as the protection buyer, purchases credit default protection from another party, referred to as the protection seller, for a specific notional amount of obligations of a reference entity. In these transactions, the protection buyer pays a premium to the protection seller. The premium generally is paid monthly in arrears, but may be paid in full up front in the case of a CDS with a short maturity. Generally, if a credit event occurs during the term of the CDS, the protection seller pays the protection buyer the notional amount and takes delivery of the reference entity's obligation. CDS are generally unconditional, irrevocable and non-cancelable.

11.    STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE PLAN

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

        In March 2005, we adopted a Long-Term Incentive Plan (the "Plan") which provides for awards under the Plan in the form of stock options, stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, deferred stock units and other performance awards. Our Manager and our officers, employees, directors, advisors and consultants who provide services to us are eligible to receive awards under the Plan. The Plan has a term of 10 years and, based on awards since adoption, limits awards through December 31, 2007 to a maximum of 2,502,180 shares of common stock. For subsequent periods, the maximum number of shares of common stock that may be subject to awards granted under the Plan can increase by 10% of the difference between the number of shares of common stock outstanding at the end of the current calendar year and the prior calendar year. In no event will the total number of shares that can be issued under the Plan exceed 10,000,000.

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

        During the six months ended June 30, 2007, a former executive officer resigned and forfeited 20,000 shares of restricted common stock that were issued during the year ended December 31, 2006 and had not vested as of the date of his resignation.

        During the six months ended June 30, 2007, we issued 2,000 shares of restricted common stock to an independent member of our board of directors. In addition, for the six months ended June 30, 2007, we also have issued 13,006 deferred stock units and restricted stock units to certain independent members of our board of directors. Of these amounts, 11,856 deferred stock units and restricted stock units and 2,000 shares of restricted stock were issued in lieu of cash remunerations. These independent members of our board of directors fully vested in the deferred stock units at the date of grant.

        The fair value of unvested shares of the restricted stock issued to our Manager, directors and employees of our Manager's affiliates as of June 30, 2007 was $794 and the fair value of unvested stock options granted as of June 30, 2007 was $121 ($2.80 per share). For the six months ended June 30, 2007 and June 30, 2006 and the three months ended June 30, 2007 and June 30, 2006, $484, $500, $165 and $258, respectively, was expensed relating to the amortization of the restricted stock and the stock options. For the six months ended June 30, 2007 and June 30, 2006 and the three months ended June 30, 2007 and June 30, 2006, $252, $153, $132 and $57, respectively, was expensed relating to the amortization of deferred stock units.

        The Binomial option pricing model was used for pricing our stock options with the following assumptions as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Strike price	$25.00	$25.00
Dividend yield	11.8%	10.5%
Expected volatility	27.5%	22.0%
Risk free interest rate	5.0%	5.0%
Expected life of options	6 years	6 years

        Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Our stock options have characteristics that are significantly different from those of traded options and changes in the subjective input assumptions could materially affect the fair value estimate.

        Accumulated other comprehensive income (loss) as of June 30, 2007 and December 31, 2006 was comprised of the following:

	June 30, 2007	December 31, 2006
Net unrealized gains (losses) on available for sale securities	$(46,912)	$3,561
Net realized and unrealized gains on interest rate swap and cap agreements accounted for as cash flow hedges	23,070	9,651

Total other comprehensive income (loss)	$(23,842)	$13,212

12.    FINANCIAL RISKS

        We are subject to various risks, including credit, interest rate and market risk. We are subject to interest rate risk to the extent that our interest-bearing liabilities mature or re-price at different speeds, or different bases, than our interest-earning assets. Credit risk is the risk of default on our investments that results in a counterparty's failure to make payments according to the terms of the contract.

        Market risk reflects changes in the value of the securities and real estate loans due to changes in interest rates or other market factors, including the rate of prepayments of principal and the value of the collateral underlying our available for sale securities and real estate loans.

        As of June 30, 2007, the mortgage loans in the underlying collateral pools for all securities we owned were secured by properties predominantly in California (25%), Florida (11%), New York (6%) and Canada (7%). All other states or countries comprise individually less than 5% as of June 30, 2007.

13.    RELATED PARTY TRANSACTIONS

        We have entered into a management agreement, as amended (the "Agreement"), with our Manager. The initial term of the Agreement expires in December 2008. After the initial term, the Agreement will be automatically renewed for a one-year term each anniversary date thereafter unless we or our Manager terminate the Agreement. The Agreement provides that our Manager will provide us with investment management services and certain administrative services and will perform our day-to-day operations. The monthly base management fee for such services is equal to 1.5% of one-twelfth of our equity, as defined in the Agreement, payable in arrears.

        In addition, under the Agreement, our Manager earns a quarterly incentive fee equal to 25% of the amount by which the quarterly net income per share, as defined in the Agreement (which principally excludes the effect of stock compensation and the unrealized change in derivatives), exceeds an amount equal to the product of the weighted average of the price per share of the common stock we issued in the Private Offering and in the Public Offering and the price per share of common stock in any subsequent offerings by us, multiplied by the higher of (i) 2.4375% or (ii) 25% of the then applicable 10 year Treasury note rate plus 0.50%, multiplied by the then weighted average number of outstanding shares for the quarter. The incentive fee is paid quarterly. The Agreement provides that 10% of the incentive management fee is to be paid in shares of our common stock (providing that such payment does not result in our Manager owning directly or indirectly more than 9.8% of our issued and outstanding common stock) and the balance is to be paid in cash. Our Manager may, at its sole discretion, elect to receive a greater percentage of its incentive management fee in shares of our common stock. The incentive management fees included in our consolidated statements of operations that were incurred during the six months ended June 30, 2007 and June 30, 2006 and the three months ended June 30, 2007 and June 30, 2006 were $124, $0, $0 and $0, respectively.

        The Agreement may be terminated upon the affirmative vote of at least two-thirds of the independent members of our board of directors after the expiration of the initial term and by providing at least 180 days prior notice based upon either: (i) unsatisfactory performance by our Manager that is materially detrimental to us, or (ii) a determination by the independent members of our board of directors that the management fees payable to our Manager are not fair (subject to our Manager's right to prevent a compensation termination by agreeing to a mutually acceptable reduction of the management fees). If we terminate the Agreement, then we must pay our Manager a termination fee equal to twice the sum of the average annual base and incentive fees earned by our Manager during the two twelve-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

        We issued to our Manager 84,000 shares of our restricted common stock and granted options to purchase 126,000 shares of our common stock for a 10 year period at a price of $25 per share in March 2005. We issued to one of our executive officers 30,000 shares of restricted common stock in March 2006. 10,000 of such shares vested on March 15, 2007 and the remaining 20,000 shares were forfeited in April 2007 when the executive officer to whom such shares were issued resigned from his position with us. We issued to one of our directors 2,000 shares of restricted stock in November 2006 and 2,000 shares of restricted stock in May 2007, both of which vest on the first anniversary of the date of issuance. For the six months ended June 30, 2007 and June 30, 2006 and the three months ended June 30, 2007 and June 30, 2006, the base management expense was $3,732, $2,837, $1,682 and $1,382, respectively. Included in the management fee expense for the six months ended June 30, 2007 and June 30, 2006 and the three months ended June 30, 2007 and June 30, 2006 is $449, $475, $146 and $253, respectively, of amortization of stock-based compensation related to restricted stock and options granted.

        The Agreement provides that we are required to reimburse our Manager for certain expenses incurred by our Manager on our behalf provided that such costs and reimbursements are no greater than that which would be paid to outside professionals or consultants on an arm's length basis. For the six months ended June 30, 2007 and June 30, 2006 and the three months ended June 30, 2007 and June 30, 2006, we were not charged any reimbursable costs by our Manager.

        In January 2007, we purchased a $28,462 investment in BREF One, LLC (the "Fund"), a real estate finance fund sponsored by Brookfield Asset Management, and incurred a $10,392 unfunded capital commitment to the Fund. The acquisition was made from two subsidiaries of Brookfield Asset Management. As of June 30, 2007, the unfunded commitment totaled $1,850. In addition, income from the equity investment in the Fund for the three months and the six months ended June 30, 2007 was $589 and $1,438, respectively.

        In February 2007, we entered into a sale and purchase agreement with BREOF BNK Fannin LP and BREOF BNK Phoenix LLC to acquire two commercial properties as described in Note 5 to these financial statements for a total value of $234,710. We paid the purchase price for the properties with the proceeds from a $198,500 mortgage loan from an external lender that bears interest at an annual rate of 5.509% and matures on April 1, 2017 and with available cash. In addition to the sale and purchase agreement, we entered into rent enhancement agreements with BREOF BNK Fannin LP and BREOF BNK Phoenix LLC under which we will receive monthly rent enhancement payments through 2015 totaling $15,905.

        In April 2007, we issued $115,000 of senior mortgage-backed notes through a newly-formed subsidiary, CRZ ABCP Financing LLC. We retained $9,250 of senior subordinated mortgage-backed notes and $4,250 of subordinated mortgage-backed notes. CRZ ABCP Financing LLC holds assets, consisting of commercial whole mortgage loans, which serve as collateral for the mortgage-backed notes. Senior mortgage-backed notes in the aggregate principal amount of $101,500 were issued to an affiliate of our Manager with floating coupons with an interest rate of three-month LIBOR plus 0.35%. Interest on the senior mortgage-backed notes is payable monthly. The senior mortgage-backed notes mature in April 2017 and the outstanding principal is due at maturity. Early repayments of the underlying mortgage loans require repayment of a portion of the senior mortgage-backed notes. The senior mortgage-backed notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the senior mortgage-backed notes issued were used to repay outstanding debt under our repurchase agreements. As of June 30, 2007, the mortgage-backed notes were collateralized by real estate loans with a carrying value of $116,052.

        The following amounts from related party transactions are included in our statements of operations for the three and six months ended June 30, 2007 and June 30, 2006:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Interest income from real estate loans to related parties	$607	$588	$1,207	$1,170
Interest expense on indebtedness to related parties	1,998	306	4,119	906
Interest income from rent enhancement receivables from related parties	173	—	193	—
Income from equity investment in private investment fund managed by related party	589	—	1,438	—

        The following amounts from related party transactions are included in our balance sheets as of June 30, 2007 and December 31, 2006:

	2007	2006
Real estate loans to related parties	$46,931	$42,885
Interest receivable from real estate loans to related parties	2,465	1,134
Interest payable on indebtedness to related parties	268	117
Rent enhancement receivable from related parties	13,041	—
Investment in private investment fund managed by related party	35,309	—
Senior mortgage-backed notes, related party	101,116	—

        We and our Manager have entered into sub-advisory agreements with other affiliated entities and the fees payable under such agreements will be paid from any management fees earned by our Manager. In addition, certain of these affiliated sub-advisory entities introduced investments to us for purchase that we acquired for a total of $262,705 and $2,500 during the six months ended June 30, 2007 and June 30, 2006, respectively. The purchase price was determined at arm's length and the acquisition was approved in advance by the independent members of our board of directors.

14.    EARNINGS PER SHARE

        The following table sets forth the calculation of Basic and Diluted EPS for the six months ended June 30, 2007 and June 30, 2006 (in thousands, except share and per share amounts):

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Net Loss	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic EPS:
Net earnings per share of common stock	$(1,530)	25,036,870	$(0.06)	$21,452	17,511,937	$1.22
Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	—		—	—

Diluted EPS:
Net earnings per share of common stock and assumed conversions	$(1,530)	25,036,870	$(0.06)	$21,452	17,511,937	$1.22

        The following table sets forth the calculation of Basic and Diluted EPS for the three months ended June 30, 2007 and June 30, 2006 (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Net Loss	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic EPS:
Net earnings per share of common stock	$(9,074)	25,029,782	$(0.36)	$6,008	17,528,607	$0.34
Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	—		—	—

Diluted EPS:
Net earnings per share of common stock and assumed conversions	$(9,074)	25,029,782	$(0.36)	$6,008	17,528,607	$0.34

15.    INITIAL PUBLIC OFFERING

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

16.    SUBSEQUENT EVENTS

        In July 2007, we made a $100,000 capital commitment to a private equity fund that invests in real estate investments. The fund is managed by an affiliate of our Manager and the investment was approved by the independent members of our board of directors. Through August 14, 2007, we had funded zero of such commitment. As of August 14, 2007, the unfunded commitment totaled $100,000.

        In August 2007, we entered into a $100,000 unsecured 364-day credit facility with Brascan (U.S.) Corp., an affiliate of our Manager. Indebtedness outstanding under this credit facility bears interest at LIBOR + 4.00%. The credit facility was approved by the independent members of our board of directors. The credit agreement contains customary representations, warranties and covenants, including covenants limiting guaranties, dividends, indebtedness, mergers, asset sales and other fundamental changes. In addition, the credit agreement contains additional covenants, which include maintaining a certain minimum net worth, earning a certain minimum level of net income, and maintaining a maximum ratio of debt to equity. Through August 14, 2007, we had not borrowed any funds under this credit facility.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Historical results set forth are not necessarily indicative of our future financial position and results of operations.

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

  •
  Real estate-related securities, principally CMBS, Agency MBS and RMBS;

  •
  Whole mortgage loans, bridge loans, B Notes and mezzanine loans; and

  •
  Other ABS, including CDOs and consumer ABS.

        We completed a private offering of 17,400,000 shares of our common stock in March 2005 in which we raised net proceeds of approximately $405.6 million. We completed our initial public offering of 7,500,000 shares of our common stock, which we refer to as our IPO, in August 2006 in which we raised net proceeds of approximately $158.6 million. We have fully invested the proceeds from the March 2005 private offering and our IPO, and, as of June 30, 2007, have a portfolio of MBS and other investments of approximately $3.7 billion, which we intend to reallocate from time to time to achieve our optimal portfolio allocation at such time. We are externally managed by Hyperion Brookfield Crystal River Capital Advisors, LLC, which we refer to as Hyperion Brookfield Crystal River or our Manager. Hyperion Brookfield Crystal River is a wholly-owned subsidiary of Hyperion Brookfield.

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

        A variety of industry and economic factors may impact our financial condition and operating performance. These factors include:

  •
  interest rate trends,

  •
  rates of prepayment on mortgages underlying our MBS,

  •
  delinquency and loss trends in RMBS and our commercial real estate investments,

  •
  valuation of residential and commercial properties,

  •
  competition, and

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

Our Business Model

        Our interest, dividend and rental income net of interest expense, which we refer to as our net investment income, is generated primarily from the net spread, or difference, between the interest, dividend and rental income we earn on our investment portfolio and the cost of our borrowings and hedging activities. Our net investment income will vary based upon, among other things, the difference between the interest rates earned on our various interest-earning assets and the borrowing costs of the liabilities used to finance those investments. Other than our investments in Agency MBS, we generally attempt to match fund our assets in order to match the maturity of the investments with the maturity of the financing sources used to make such investments. Although we do not match fund Agency MBS due to their average 30 year maturities, we utilize interest rate swaps to hedge much of our interest rate exposure of these securities. We also utilize CDO financings, where match funding occurs as a result of cash flows from the collateral pool paying the interest on the debt securities issued by the CDO.

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

        In periods of declining interest rates, prepayments on our investments, including our RMBS, likely will increase. If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net investment income may suffer. In periods of rising interest rates, prepayment rates on our investments, including our RMBS, will likely slow, causing the expected lives of these investments to increase. This may cause our net investment income to decrease as our borrowing and hedging costs rise while our interest income on those assets remains constant.

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

        In addition, our returns will be affected by the credit performance of our Non-Agency RMBS investments. If credit losses on our investments or the loans underlying our investments increase, it may have an adverse affect on our performance.

        Hyperion Brookfield Crystal River is entitled to receive a base management fee that is based on the amount of our equity (as defined in the management agreement), regardless of the performance of our portfolio. Accordingly, the payment of our management fee is a fixed cost and will not decline in the event of a decline in our profitability and may lead us to incur losses.

        Our ability to maintain our dividends and grow our business is dependent on our ability to invest our capital on a timely basis at yields which exceed our cost of capital. The primary market factor that bears on this is credit spread.

        Generally speaking, compression of credit spreads increase the unrealized gains on our current investments and reduce our financing costs, but also reduce the yields available on potential new investments, while widening credit spreads reduce the unrealized gains on our current investments (or cause unrealized losses) and increase our financing costs, but increase the yields available on potential new investments.

        In the first six months of 2007, credit spreads widened, increasing the yield we can earn on certain new investments. The widening of credit spreads and increasing interest rates caused the net unrealized losses on our available for sale securities and the net unrealized gains on our derivatives, recorded in accumulated other comprehensive loss, and therefore our book value per share, to decrease and resulted in net unrealized losses. One of the key drivers for the widening of credit spreads has been the recent disruption in the subprime mortgage lending sector. Furthermore, this widening of credit spreads has spilled over to the CMBS sector as well as to the financing market.

        In addition to widening credit spreads, the recent disruption in the subprime mortgage lending sector has adversely affected the market in which we operate in a number of other ways. For example, the market disruption has reduced the trading activity for many real estate securities, resulting in less liquid markets for those securities. As the securities we hold are marked to market at the end of each quarter, the decreased liquidity and concern over market conditions have resulted in lower valuations of many real estate securities in the second quarter. These lower valuations have affected us by, among other things, decreasing our net book value and in contributing to our decision to record other than temporary non-cash impairments (discussed in "Critical Accounting Policies—Valuation of MBS and ABS"). In addition, Standard & Poor's and Moody's recently have issued a series of credit rating downgrades on various real estate securities. While neither the number nor the amount of our securities that were downgraded was material, we and other market participants may face additional downgrades of our securities in the future.

        We do not currently know the full extent to which this recent disruption will affect us or the markets in which we operate. If the disruption continues, we may experience future tightening of liquidity, additional impairment charges and increased margin requirements as well as challenges in raising additional capital and obtaining investment financing on attractive terms. Currently, we do not expect the market developments of which we are aware to have a materially negative impact on our business or results of operations. Based on our cash balances and available financing, we believe that we have sufficient liquidity in the current market environment. Moreover, these developments may produce a number of attractive investment opportunities to us in the future.

Trends

        We believe the following trends may also affect our business:

        Uncertain interest rate environment—United States interest rates increased during the second quarter of 2007 to the higher end of the trading range that we have seen during the last 18 months. We expect that the balance between moderate economic growth and inflation will continue through the rest of the year.

        With respect to our existing Agency MBS portfolio, which is heavily concentrated in 3/1 and 5/1 hybrid adjustable rate MBS, we have the risk that, on the one hand, interest rate increases could result in decreases in our net investment income, as there is a timing mismatch between the reset dates on our MBS portfolio and the financing of these investments. On the other hand, a decline in interest rates, although favorable in reducing our funding costs, might cause prepayments to rise rapidly, in which case we then would be in the position of having to reinvest at lower yields.

        We currently have invested and intend to continue to invest in hybrid adjustable rate MBS that are based on mortgages with periodic interest rate caps. The financing of these Agency MBS is short term in nature and does not include the benefit of an interest rate cap. This mismatch could result in a decrease in our net investment income if rates increase sharply after the initial fixed rate period and our interest cost increases more than the interest rate earned on our Agency MBS due to the related interest rate caps. With respect to our existing and future floating rate investments, we believe such interest rate increases could result in increases in our net investment income because our floating rate assets are greater in amount than the related liabilities.

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

        Weakness of sub-prime RMBS market—Continued declines in home price appreciation and, in some cases, home prices, have weighed heavily on the sub-prime RMBS market. In addition to rising delinquency rates across the highly leveraged loans to weaker borrowers, there has been a rising trend of first payment defaults on loans, which has created liabilities for loan originators. As a result, several prominent sub-prime lenders have closed down or filed for protection under the bankruptcy laws in early 2007. The deteriorating situation with loans and lenders has resulted in a complete dislocation in the capital markets associated with sub-prime RMBS and ABS CDOs. The ABX index, which hit a low in February 2007, recovered some of the losses by June 2007, however, news from the rating agencies about subsequent downgrades to sub-prime related securities has since pressured the index back to the low levels of February. We expect this volatility to continue throughout the remainder of the year. Delinquency and performance problems—real fundamental issues—have finally had an impact on the price of CDO liabilities, and dramatically dampened the demand for sub-prime RMBS securities.

        In March 2007, newly issued cash bonds had very limited demand, with most underwriter syndicate groups retaining a significant portion of the capital structure at pricing, even with yield spreads much wider. Further, there has been a substantial widening of yield spreads, including in Non-Agency prime RMBS and CMBS, as buyers demand more compensation for risk. The increase in risk premium and the increase in liquidity premium has resulted in a significant mark-to-market adjustment for most sub-prime floating-rate RMBS. As of June 30, 2007, we had $113.4 million of exposure to the sub-prime market that is exposed to the widening yield spreads and declining prices. As this scenario plays out, we expect significant opportunity in the sub-prime RMBS sector.

        Increased challenges in financing markets—The amount of leverage allowable to MBS has decreased since the first quarter of 2007 as widening spreads have caused decreases in the value of existing issuances. The declines in value have resulted in lenders under reverse repurchase agreements requiring additional margin to be provided on borrowings to collateralize such arrangements and/or providing lower advance rates against such assets. In addition, CDO new issuance has slowed down significantly from early 2007 as demand for new issue bonds has decreased in response to widening spreads throughout the capital structure.

        Flattening/Inverting yield curve—While interest rates in general were higher, the shape of the yield curve steepened over the quarter as concerns about higher inflation took longer term interest rates higher at a more rapid rate. With respect to our MBS portfolio, we believe that a steeper yield curve could result in an increase in our net investment income, as the financing of our MBS investments is usually shorter in term than the fixed rate period of our MBS portfolio, which is heavily weighted toward 3/1 and 5/1 hybrid adjustable rate RMBS. Similarly, we believe that a flattening of the yield curve could result in a decrease in our net investment income. A flattening of the shape of the yield curve results in a smaller gap between the rate we pay on the swaps and rate we receive. Furthermore, a continued flattening of the shape of the yield curve could result in a decrease in our hedging costs, because we pay a fixed rate and receive a floating rate under the terms of our swap agreements. Similarly, a steepening of the shape of the yield curve could result in an increase in our hedging costs.

        Prepayment rates—As interest rates fall, we believe that prepayment rates are likely to rise. Prepayment rates on fixed rate mortgages generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates for the hybrid MBS that constitute the majority of our MBS investments are more difficult to predict. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. If interest rates begin to fall, triggering an increase in prepayment rates, our current portfolio, which is heavily weighted towards hybrid adjustable-rate mortgages, could cause decreases in our net investment income relating to our MBS portfolio as we reinvest at lower yields.

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

Critical Accounting Policies

        Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. These include fair market value of certain assets, amount and timing of credit losses, prepayment assumptions, and other items that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., market values change due to changes in supply and demand, credit performance, prepayments, interest rates, or other reasons; yields change due to changes in credit outlook and loan prepayments) will occur in the near future. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on the experience of Hyperion Brookfield and Crystal River's management and its analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 to our consolidated financial statements contained elsewhere herein for a complete discussion of our accounting policies. Our estimates are inherently subjective in nature and actual results could differ from our estimates and differences may be material. We have identified our most critical accounting policies to be the following:

  Investment Consolidation

        For each investment we make, we evaluate the underlying entity that issued the securities we acquired or to which we made a loan in order to determine the appropriate accounting. We refer to guidance in Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"), and FASB Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities ("FIN 46R"), in performing our analysis. FIN 46R addresses the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which voting rights are not effective in identifying an investor with a controlling financial interest. An entity is subject to consolidation under FIN 46R if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns ("variable interest entities" or "VIEs"). Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the VIE's expected losses, receives the majority of the VIE's expected returns, or both.

        Our ownership of the subordinated classes of CMBS and RMBS from a single issuer may provide us with the right to control the foreclosure/workout process on the underlying loans, which we refer to as the Controlling Class CMBS and RMBS. There are certain exceptions to the scope of FIN 46R, one of which provides that an investor that holds a variable interest in a qualifying special-purpose entity ("QSPE") is not required to consolidate that entity unless the investor has the unilateral ability to cause the entity to liquidate. SFAS 140 sets forth the requirements for an entity to qualify as a QSPE. To maintain the QSPE exception, the special-purpose entity must initially meet the QSPE criteria and must continue to satisfy such criteria in subsequent periods. A special-purpose entity's QSPE status can be impacted in future periods by activities undertaken by its transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent that our CMBS or RMBS investments were issued by a special-purpose entity that meets the QSPE requirements, we record those investments at the purchase price paid. To the extent the underlying special-purpose entities do not satisfy the QSPE requirements, we follow the guidance set forth in FIN 46R as the special-purpose entities would be determined to be VIEs.

        We have analyzed the pooling and servicing agreements governing each of our Controlling Class CMBS and RMBS investments and we believe that the terms of those agreements are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment for those special-purpose entities due to ongoing review by regulators and accounting standard setters (including the project of the Financial Accounting Standards Board ("FASB") to amend SFAS 140 and the recently added FASB project on servicer discretion in a QSPE), potential actions by various parties involved with the QSPE (discussed in the paragraph above) and varying and evolving interpretations of the QSPE criteria under SFAS 140. We also have evaluated each of our Controlling Class CMBS and RMBS investments for which we own a greater than 50% interest in the subordinated class as if the special-purpose entities that issued such securities are not QSPEs. Using the fair value approach to calculate expected losses or residual returns, we have concluded that we would not be the primary beneficiary of any of the underlying special-purpose entities. Additionally, the standard setters continue to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of VIEs. Future guidance from regulators and standard setters may require us to consolidate the special-purpose entities that issued the CMBS and RMBS in which we have invested as described in the section titled "Variable Interest Entities" in Note 2 to our consolidated financial statements included elsewhere herein.

        Our maximum exposure to loss as a result of our investment in these QSPEs totaled $226.7 million as of June 30, 2007.

  Trust Preferred Securities

        Trusts that we form for the sole purpose of issuing trust preferred securities are not consolidated in our financial statements in accordance with FIN 46R as we have determined that we are not the primary beneficiary of such trusts. Our investment in the common securities of such trusts is included in other assets in our consolidated financial statements.

  Revenue Recognition

        The most significant source of our revenue comes from interest income on our securities and loan investments. Interest income on loans and securities investments is recognized over the life of the investment using the effective interest method. Mortgage loans will generally be originated or purchased at or near par value and interest income will be recognized based on the contractual terms of the debt instrument. Any loan fees or acquisition costs on originated loans will be deferred and recognized over the term of the loan as an adjustment to the yield. Interest income on MBS is recognized on the effective interest method as required by Emerging Issues Task Force ("EITF") 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets ("EITF 99-20"). Under EITF 99-20, management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and our purchase prices. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls have to be estimated due to delinquencies on the underlying mortgage loans and the timing and magnitude of credit losses on the mortgage loans underlying the securities. These uncertainties and contingencies are difficult to predict and are subject to future events that may affect management's estimates and our interest income. When current period cash flow estimates are lower than the previous period and fair value is less than an asset's carrying value, we will write down the asset to fair market value and record an impairment charge in current period earnings.

        Through its extensive experience in investing in MBS, Hyperion Brookfield has developed models based on historical data in order to estimate the lifetime prepayment speeds and lifetime credit losses for pools of mortgage loans. The models are based primarily on loan characteristics, such as loan-to-value ratios ("LTV"), borrower credit scores, loan type, loan rate, property type, etc., and also include other qualitative factors such as the loan originator and servicer. Once the models have been used to project the base case prepayment speeds and to project the base case cumulative loss, those outputs are used to create yield estimates and to project cash flows.

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

        Expense reimbursement income arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate expenses of the respective property is accrued in the same period as the related expenses are incurred. These recoverable expenses are included in expenses as commercial real estate expenses.

        Income arising from the operation of our parking garages is recognized when the parking spaces are occupied. Expenses related to the operation of the parking garage are included in expenses as commercial real estate expenses.

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

        Periodically, all available for sale securities are evaluated for other than temporary impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), and Emerging Issues Task Force No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets ("EITF 99-20"). An impairment that is an "other than temporary impairment" is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the investment's remaining life. Other than temporary impairments result in reducing the security's carrying value to its fair value through the statement of operations, which also creates a new carrying value for the investment. We compute a revised yield based on the future estimated cash flows as described in "—Revenue Recognition" above. Significant judgments are required in determining impairment, which include making assumptions regarding the estimated prepayments, loss assumptions and the changes in interest rates.

        The determination of other-than-temporary impairment is made at least quarterly. If we determine an impairment to be other than temporary we will need to realize a loss that would have an impact on future income. Under the guidance provided by SFAS 115, a security is impaired when its fair value is less than its amortized cost and we do not intend to hold that security until we recover its amortized cost or until its maturity. For the six months ended June 30, 2007, we identified 45 individual securities that were determined to be impaired under the guidance provided by SFAS 115 because we no longer have the intent to hold these securities until they recover their value or until maturity. In connection with the impairment of these 45 securities, we recorded impairment charges of $9.3 million in our statements of operations that was other than temporary. In addition, we recorded an impairment charge on 19 RMBS securities under EITF 99-20 in the amount of $12.8 million and $13.4 million, respectively, for the three and six months ended June 30, 2007. As of June 30, 2007, we still owned all 19 of those securities.

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

        Depreciation on buildings is provided on a straight-line basis over the useful lives of the properties to a maximum of 40 years. Depreciation is determined with reference to each rental property's carried value, remaining estimated useful life and residual value. Acquired tenant improvements, above- and below-market in-place operating leases and lease origination costs are amortized on a straight-line basis over the remaining terms of the leases. The value associated with acquired tenant relationships is amortized on a straight-line basis over the expected term of the relationships. All other tenant improvements and re-leasing costs are deferred and amortized on a straight-line basis over the terms of the leases to which they relate. Depreciation on buildings and amortization of deferred leasing costs and tenant improvements that are determined to be assets of the company are recorded in depreciation and amortization expense. All above- and below-market tenant leases and tenant relationships are amortized to revenue. Above- and below-market ground leases are amortized to commercial real estate expenses.

        Properties are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. For commercial properties, an impairment loss is recognized when a property's carrying value exceeds its undiscounted future net cash flow. The impairment is measured as the amount by which the carrying value exceeds the estimated fair value. Projections of future cash flow take into account the specific business plan for each property and management's best estimate of the most probable set of economic conditions anticipated to prevail in the market.

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

        At June 30, 2007, we were a party to 43 interest rate swaps and caps with a notional par value of approximately $1,925.7 million that had a net fair value of approximately $27.6 million, which is included in our derivative assets and derivative liabilities. We entered into these interest rate swaps and caps to seek to mitigate our interest rate risk for the specified future time period, which is defined as the term of the swap and cap contracts. Based upon the market value of these interest rate swap and cap contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts.

        At June 30, 2007, we were a party to two currency swaps with a notional par value of approximately Can$50.0 million and £10.0 million that had a net fair value of approximately $3.5 million, which is included in our derivative liabilities. We entered into these currency swaps to seek to mitigate our currency risk for the specified future time period, which is defined as the term of the swap contracts. Based upon the market value of these currency swap contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts.

        As of June 30, 2007, we had eight credit default swaps ("CDS") with a notional par value of $75 million that are reflected on our balance sheet as a derivative asset at their fair value of approximately $1.8 million and 13 CDS with a notional par value of $170 million that are reflected on our balance sheet as a derivative liability at their fair value of approximately $11.8 million. The fair value of the CDS depends on a number of factors, primarily premium levels, which are dependent on interest rate spreads. The CDS contracts are valued either by an independent third party pricing service or by using internally developed and tested market-standard pricing models that calculate the net present value of differences between future premiums on currently quoted market CDS and the contractual future premiums on our CDS contracts.

        We account for derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133"). SFAS 133 requires recognizing all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. We have no fair value hedges or hedges of a net investment in foreign operations.

        For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in "interest expense" when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain (loss) on the derivative instrument in excess of the cumulative changes in the present value of future cash flows of the hedged item, if any, is recognized in the realized and unrealized gain (loss) on derivatives in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in realized and unrealized gain (loss) on derivatives in the current earnings during the period of change. Income and/or expense from interest rate swaps are recognized as a net adjustment to interest expense. We account for income and expense from interest rate swaps on an accrual basis over the period to which the payment and/or receipt relates.

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

  Share-Based Payment

        We account for share-based compensation issued to members of our board of directors, our Manager and certain of our senior executives using the fair value based methodology in accordance with SFAS No. 123R, Accounting for Stock Based Compensation("SFAS 123R"). We do not have any employees, although we believe that members of our board of directors are deemed to be employees for purposes of interpreting and applying accounting principles relating to share-based compensation. We record as compensation costs the restricted common stock that we issued to members of our board of directors at fair value as of the grant date and we amortize the cost into expense over the applicable vesting period using the straight-line method. We recorded compensation costs for restricted common stock and common stock options that we issued to our Manager and that were reallocated to employees of our Manager and its affiliates that provide services to us at fair value as of the grant date and we remeasure the amount on subsequent reporting dates to the extent that the restricted common stock and/or common stock options are unvested. Prior to our initial public offering and listing on the New York Stock Exchange, unvested restricted stock was valued using appraised value, and subsequent to our initial public offering and listing, we used the closing price as reported on the New York Stock Exchange. Unvested common stock options are valued using a Binomial pricing model and assumptions based on observable market data for comparable companies. The assumptions we use in determining share based compensation, including expected stock price volatility, dividend yield, risk free interest rate and the expected life of the options, are subject to judgments and the results of our operations would change if different assumptions were utilized. We amortize compensation expense related to the restricted common stock and common stock options that we granted to our Manager using the graded vesting attribution method in accordance with SFAS 123R.

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

  Interest in Equity Investment

        We account for our investment in BREF One, LLC, a real estate finance fund, under the equity method of accounting since we own more than a minor interest in the fund, but do not unilaterally control the fund and are not considered to be the primary beneficiary under FIN 46R. The investment was recorded initially at cost, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions to reflect the investment at its hypothetical book value.

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

        Our policy for interest and penalties on material uncertain tax positions recognized in our consolidated financial statements is to classify these as interest expense and operating expense, respectively. However, in accordance with Financial Interpretation Number 48, Accounting for Uncertainty in Income Taxes (FIN 48), we assessed our tax positions for all open tax years (Federal, years 2005 to 2006 and State, years 2005 to 2006) as of June 30, 2007 and concluded that we have no material FIN 48 liabilities to be recognized at this time.

Financial Condition

        All of our assets at June 30, 2007 were acquired with the net proceeds of approximately $405.6 million from our March 2005 private offering of 17,400,000 shares of our common stock, the net proceeds of approximately $158.6 million from our August 2006 initial public offering of 7,500,000 shares of our common stock, the net proceeds of approximately $48.6 million from our March 2007 issuance of trust preferred securities and our use of leverage.

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

        The table below summarizes our MBS investments at June 30, 2007:

	Agency MBS	RMBS	CMBS
	(In thousands)
Amortized cost	$2,376,053	$284,659	$547,481
Unrealized gains	1,238	5,547	3,418
Unrealized losses	(8,052)	(8,819)	(39,972)

Fair value	$2,369,239	$281,387	$510,927

        As of June 30, 2007, the Agency MBS, RMBS and CMBS in our portfolio were purchased at a net discount to their par value and our portfolio had a weighted average amortized cost of 100.3%, 75.5% and 69.6% of face amount, respectively. The RMBS and CMBS were valued below par at June 30, 2007 because we are investing in lower-rated bonds in the credit structure. Certain of the securities held at June 30, 2007 are valued below cost. Other than securities with respect to which impairments have been recorded, we do not believe any such securities are other than temporarily impaired at June 30, 2007.

        Our MBS holdings were as follows at June 30, 2007:

			Weighted Average
	Estimated Asset Value(1)	Percent of Total Investments	Coupon	Months to Reset(2)	Yield to Maturity	Constant Prepayment Rate(3)
	(In thousands)
RMBS:
Non-Agency Prime RMBS:
5/1 adjustable rate	$—	—%	—%	—	—%	—%
Investment grade	15,177	0.40	5.62	15.32	7.46	29.64
Below investment grade	152,831	4.06	7.11	33.30	27.89	36.63
Non-Agency Sub-prime RMBS:
Investment grade	74,464	1.98	7.27	18.65	15.43	32.92
Below investment grade	38,915	1.03	7.91	21.14	42.83	33.41

Total RMBS	$281,387	7.47%	7.01	32.08	26.04	36.16

Agency MBS:
3/1 hybrid adjustable rate	$448,347	11.92%	5.34	44.94	5.72	40.50
5/1 hybrid adjustable rate	1,920,892	51.08	5.52	30.98	5.58	36.63

Total Agency MBS	$2,369,239	63.00%	5.49	33.61	5.61	37.36

CMBS:
Investment grade CMBS	$263,570	7.01%	5.72	—	7.95	—
Below investment grade CMBS	247,357	6.58	5.00	—	12.18	—

Total CMBS	$510,927	13.59%	5.28	—	9.72	—

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

        The table below summarizes the credit ratings of our MBS investments at June 30, 2007:

	Agency MBS	RMBS	CMBS
	(In thousands))
AAA	$2,369,239	$—	$—
AA	—	—	—
A	—	25,946	—
BBB	—	59,838	239,090
BB	—	77,488	132,805
B	—	77,090	66,209
Not rated	—	41,025	72,823

Total	$2,369,239	$281,387	$510,927

        Actual maturities of MBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The stated contractual final maturity of the mortgage loans underlying our portfolio of MBS ranges up to 30 years, but the expected maturity is subject to change based on the prepayments of the underlying loans. As of June 30, 2007, the average final contractual maturity of the mortgage portfolio is 2036.

        The constant prepayment rate, or CPR, attempts to predict the percentage of principal that will be prepaid over the next 12 months based on historical principal paydowns. As interest rates rise, the rate of refinancings typically declines, which we believe may result in lower rates of prepayment and, as a result, a lower portfolio CPR.

        As of June 30, 2007, some of the mortgages underlying our MBS had fixed interest rates for the weighted average lives of approximately 33.61 months, after which time the interest rates reset and become adjustable. The average length of time until contractual maturity of those mortgages as of June 30, 2007 was 29 years.

        After the reset date, interest rates on our hybrid adjustable rate Agency MBS securities float based on spreads over various LIBOR and Treasury indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. The weighted average annual cap for the portfolio is an increase of 1.77%; the weighted average maximum increases and decreases for the portfolio are 4.62%. Additionally, the weighted average maximum increases and decreases for agency hybrid MBS in the first year that the rates are adjustable are 2.85%.

        The following table summarizes our Agency MBS, RMBS and our CMBS according to their estimated weighted average life classifications as of June 30, 2007:

	Agency MBS		RMBS		CMBS
Weighted Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Less than one year	$—	$—	$10,016	$10,229	$—	$—
Greater than one year and less than five years	2,291,411	2,297,481	205,572	206,932	—	—
Greater than five years	77,828	78,572	65,799	67,498	510,927	547,481

Total	$2,369,239	$2,376,053	$281,387	$284,659	$510,927	$547,481

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

  Equity Securities

        Our investment policies allow us to acquire equity securities, including common and preferred shares issued by other real estate investment trusts. At June 30, 2007, we held two investments in equity securities. These investments are classified as available for sale and thus carried at fair value on our balance sheet with changes in fair value recognized in accumulated other comprehensive income until realized.

  Real Estate Loans

        At June 30, 2007, our real estate loans are reported at cost. These investments are periodically reviewed for impairment. As of June 30, 2007, there was no impairment in our real estate loans.

        In 2005, we originated a $9.5 million mezzanine construction loan to develop luxury residential condominiums in Portland, Oregon. We currently are in negotiations with the borrower and the senior lender to increase the loan and the senior loan to cover the remaining costs to complete the project. The loan bears interest at an annual rate of 16% and has a maturity date of December 2007, which can be extended at the borrower's option, subject to satisfying certain conditions, until May 2008. In accordance with the terms of the loan agreement, interest on the loan was paid in cash through March 2006 and was capitalized thereafter. We advanced an additional $0.5 million beyond our commitment for the three months ended June 30, 2007. As of June 30, 2007, we have made advances of $8.5 million, including capitalized interest of $1.9 million.

        Currently, the projected total costs to complete the project have increased from $41.4 million to $59.8 million, including capitalized interest. Of the 70 units available, 50 units have been sold subject to scheduled completion dates, which are not expected to be met.

        We have evaluated the financial merits of the project by reviewing the projected unit sales, estimating construction costs and evaluating other collateral available to us under the terms of the loan. Our management believes that it is probable that the entire loan balance, including the capitalized interest, will be recovered through the satisfaction of future cash flows from sales and other available collateral. Accordingly, we have not recorded any impairment related to this loan. We will continue to monitor the status of this loan and we intend to work with the borrower and the senior lender to recover the outstanding loan balance. However, housing prices, in particular condominium prices, may fall, unit sales may lag projections and construction costs may increase, all of which may increase the risk of impairment to our loan. No assurance can be given that this loan will not be impaired in the future depending on the outcome of the future negotiations with the senior lender and the borrower and the borrower's ability to complete the project without additional cost overruns. In the event that we determine that it is probable that we will not be able to recover the total contractual amount of principal and interest due on this loan, the loan would be impaired.

  Commercial Real Estate

        At June 30, 2007, our commercial real estate is reported at cost, net of accumulated depreciation. In accordance with SFAS No. 141, Business Combinations, upon acquisition, we allocate the purchase price to the components of the commercial properties acquired: the amount allocated to land is based on its estimated fair value; buildings and existing tenant improvements are recorded at depreciated replacement cost; above- and below-market in-place operating leases are determined based on the present value of the difference between the rents payable under the contractual terms of the leases and estimated market rents; lease origination costs for in-place operating leases are determined based on the estimated costs that would be incurred to put the existing leases in place under the same terms and conditions; and tenant relationships are measured based on the present value of the estimated avoided net costs if a tenant were to renew its lease at expiry, discounted by the probability of such renewal.

        Depreciation on buildings is provided on a straight-line basis over the useful lives of the properties to a maximum of 40 years. Depreciation is determined with reference to each rental property's carried value, remaining estimated useful life and residual value. Acquired tenant improvements, above- and below-market in-place operating leases and lease origination costs are amortized on a straight-line basis over the remaining terms of the leases. The value associated with acquired tenant relationships is amortized on a straight-line basis over the expected term of the relationships. All other tenant improvements and re-leasing costs are deferred and amortized on a straight-line basis over the terms of the leases to which they relate. Depreciation on buildings and amortization of deferred leasing costs and tenant improvements that are determined to be assets of the company are recorded in depreciation and amortization expense. All above- and below-market tenant leases and tenant relationships are amortized to revenue. Above- and below-market ground leases are amortized to commercial real estate expenses.

        Properties are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. For commercial properties, an impairment loss is recognized when a property's carrying value exceeds its undiscounted future net cash flow. The impairment is measured as the amount by which the carrying value exceeds the estimated fair value. Projections of future cash flow take into account the specific business plan for each property and management's best estimate of the most probable set of economic conditions anticipated to prevail in the market.

  Interest and Principal Paydown Receivable

        At June 30, 2007, we had interest and principal paydown receivables of approximately $29.8 million, $0.5 million of which related to interest that had accrued on securities prior to our purchase of such securities. The total interest and principal paydown receivable amount consisted of approximately $24.0 million relating to our MBS and approximately $5.3 million relating to other investments.

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

        As of June 30, 2007, we had engaged in interest rate swaps and interest rate caps as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for a specified future time period, which is the term of the swap or cap contract. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, a series of payments calculated by applying a fixed rate of interest to a notional amount of principal is exchanged for a stream of payments similarly calculated but using a floating rate of interest. This is a fixed-floating interest rate swap. We hedge our floating rate debt by entering into fixed-floating interest rate swap agreements whereby we swap the floating rate of interest on the liability we are hedging for a fixed rate of interest. An interest rate swap forward is an interest rate swap based on an interest rate to be set at an agreed future date. As of June 30, 2007, we were a party to interest rate swaps and caps with maturities ranging from August 2007 to July 2021 with a notional par amount of approximately $1,925.7 million. Under the swap agreements in place at June 30, 2007, we receive interest at rates that reset periodically, generally every three months, and pay a rate fixed at the initiation of and for the life of the swap agreements. The current market value of interest rate swaps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates. As expectations of future floating rates change, the market value of interest rate swaps changes. Based on the daily market value of those interest rate swaps and interest rate swap forward contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the maturity of the contracts. At June 30, 2007, the net unrealized gains on active interest rate swap and cap contracts recorded in accumulated other comprehensive income was $23.6 million due to an increase in prevailing market interest rates.

        As of June 30, 2007, we had engaged in credit default swaps, or CDS, which are accounted for as derivatives. CDS are derivative securities that attempt to replicate the credit risk involved with owning a particular unrelated third party security, which we refer to as a reference obligation. We enter into CDS on three types of securities: RMBS, CMBS and the CMBX indices. Investing in assets through CDS subjects us to additional risks. When we enter into a CDS with respect to an asset, we do not have any legal or beneficial interest in the reference obligation but have only a contractual relationship with the counterparty, typically a broker-dealer or other financial institution, and do not have the benefit of any collateral or other security or remedies that would be available to holders of the reference obligation or the right to receive information regarding the underlying obligors or issuers of the reference obligation. In addition, in the event of insolvency of a CDS counterparty, we would be treated as a general creditor of the counterparty to the extent the counterparty does not post collateral and, therefore, we may be subject to significant counterparty credit risk. As of June 30, 2007, we were party to CDS with four counterparties. CDS are relatively new instruments, the terms of which may contain ambiguous provisions that are subject to interpretation, with consequences that could be adverse to us.

        Currently, we are both the seller and the buyer of protection. The seller of protection through CDS is exposed to those risks associated with owning the underlying reference obligation. The seller, however, does not receive periodic interest payments, but instead it receives periodic premium payments for assuming the credit risk of the reference obligation. These risks are called "credit events" and generally consist of failure to pay principal, failure to pay interest, write-downs, implied write-downs and distressed ratings downgrades of the reference obligation.

        For some CDS, upon the occurrence of a credit event with respect to a reference obligation, the buyer of protection may have the option to deliver the reference obligation to the seller of protection in part or in whole at par or to elect cash settlement. In this event, should the buyer of protection elect cash settlement for a credit event that has occurred, it will trigger a payment, the amount of which is based on the proportional amount of failure or write-down. In the case of a distressed ratings downgrade, the buyer of protection must deliver the reference obligation to the seller of protection, and there is no cash settlement option. In most cases, however, the CDS is a PAUG (pay as you go) CDS, in which case, at the point a write-down or an interest shortfall occurs, the protection seller pays the protection buyer a cash amount, and the contract remains outstanding until such time as the reference obligation has a factor of zero. In most of these instances, it will create a loss for the protection seller.

        As of June 30, 2007, we were a party to 21 credit default swaps with maturities ranging from June 2035 to December 2049 with a notional par amount of $245.0 million. At June 30, 2007, the fair value of our net liability relating to credit default swap contracts was $9.9 million, which represented an increase in net liability of $13.2 million from December 31, 2006 primarily as a result of an increase in the credit spreads of the CDS.

        As of June 30, 2007, we had engaged in currency swaps as a means of mitigating our currency risk under one of our real estate loans that was denominated in Canadian dollars and one of our other investments that was denominated in British Pounds. As of June 30, 2007, we were a party to one currency swap with a maturity of July 2021 with a notional par amount of Can$50.0 million and one other currency swap with a maturity of January 2014 with a notional par amount of £10.0 million. The current market value of currency swaps is heavily dependent on the current currency exchange rate and the expectation of changes in future currency exchange rates. As expectations of future currency exchange rates change, the market value of currency swaps changes. Based on the daily market value of those currency swaps, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the maturity of the contracts. At June 30, 2007, the net fair value of our derivative liability relating to currency swap contracts was $3.5 million as a result of a marginal weakening of the United States dollar versus the Canadian dollar and the British pound.

  Liabilities

        We have entered into repurchase agreements to finance some of our purchases of available for sale securities and real estate loans. These agreements are secured by our available for sale securities and real estate loans and bear interest rates that have historically moved in close relationship to LIBOR. As of June 30, 2007, we had established numerous borrowing arrangements with various investment banking firms and other lenders. As of June 30, 2007, we were utilizing twelve of those arrangements.

        At June 30, 2007, we had outstanding obligations under repurchase agreements with twelve counterparties totaling approximately $2,516.5 million with weighted average current borrowing rates of 5.35%, all of which have maturities of between six and 717 days. We intend to seek to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to the repurchase agreements. At June 30, 2007, the repurchase agreements were secured by available for sale securities and real estate loans and cash with an estimated fair value of approximately $2,589.4 million and had weighted average maturities of 45 days. The net amount at risk, defined as fair value of the collateral, including restricted cash, minus repurchase agreement liabilities and accrued interest expense, with all counterparties was approximately $111.2 million at June 30, 2007. One of the repurchase agreements is a $275.0 million master repurchase agreement with Wachovia Bank that has a two year term, expiring in August 2007, with a one year renewal option. The Wachovia Bank master repurchase agreement provides for the purchase, sale and repurchase of commercial and residential mortgage loans, commercial mezzanine loans, B Notes, participation interests in the foregoing, commercial mortgage-backed securities and other mutually agreed upon collateral and bears interest at varying rates over LIBOR based upon the type of asset included in the repurchase obligation.

  Stockholders' Equity

        Stockholders' equity at June 30, 2007 was approximately $484.4 million and included $46.9 million of net unrealized holdings losses on securities available for sale and $23.1 million of net unrealized and realized gains on interest rate agreements accounted for as cash flow hedges presented as a component of accumulated other comprehensive income (loss).

Results of Operations For the Six Months Ended June 30, 2007 compared to the Six Months Ended June 30, 2006

  Summary

        Our net loss for the six months ended June 30, 2007 was $1.5 million or $0.06 per weighted average basic and diluted share outstanding, compared with net income of $21.5 million or $1.22 per weighted average basic and diluted share outstanding for the six months ended June 30, 2006. Net income decreased by $23.0 million, or 107.0%, from the first two quarters of 2006 to the first two quarters of 2007, while net loss per weighted average basic and diluted share outstanding decreased by $1.28 or 104.9%, from the first two quarters of 2006 to the first two quarters of 2007 as the weighted average number of shares of our common stock outstanding increased from 17,511,937 for the first two quarters of 2006 to 25,036,870 for the first two quarters of 2007.

  Revenues

        The following table sets forth information regarding our revenues:

	Six Months Ended June 30,		Variance
	2007	2006	Amount	%
		(In millions)
Revenues
Interest income:
Commercial MBS.	$20.5	$10.5	$10.0	95.2%
Non-Agency RMBS	21.3	21.6	(0.3)	(1.4)
Agency MBS.	57.3	44.9	12.4	27.6
ABS	2.0	2.0	—	—
Underwriting costs.	(0.1)	(0.1)	—	—
Real estate loans.	8.7	5.1	3.6	70.6
Other interest and dividend income.	5.0	2.5	2.5	100.0

Total interest and dividend income.	114.7	86.5	28.2	32.6
Rental income, net.	5.7	—	5.7	n/a

Total revenues	$120.4	$86.5	$33.9	39.2

        Interest income for the six months ended June 30, 2007 with respect to CMBS, Agency MBS and real estate loans increased $10.0 million, or 95.2%, $12.4 million, or 27.6%, and $3.6 million, or 70.6%, respectively, over interest income for the same period in 2006 because we had more investments in those asset classes during the first two quarters of 2007. For the six months ended June 30, 2007, we also had income of $5.7 million relating to rental income from our commercial property investments, which were made in 2007.

  Expenses

        The following table sets forth information regarding our total expenses:

	Six Months Ended June 30,		Variance
	2007	2006	Amount	%
	(In millions)
Expenses
Interest expense:
Repurchase agreements.	$65.0	$56.3	$8.7	15.5%
Repurchase agreements and notes, related party.	1.2	0.2	1.0	500.0
Interest rate swaps.	(5.8)	(3.7)	(2.1)	56.8
CDO notes.	14.5	5.9	8.6	145.8
Junior subordinated notes.	1.1	—	1.1	n/a
Mortgage payable	3.2	—	3.2	n/a
Senior mortgage-backed notes, related party.	1.1	—	1.1	n/a
Deferred financing costs.	1.3	1.0	0.3	30.0
Other	0.5	0.6	(0.1)	(16.7)

Total interest expense	82.1	60.3	21.8	36.2

Management fees, related party.	4.2	3.3	0.9	27.3
Professional fees.	2.0	1.5	0.5	33.3
Depreciation and amortization	3.1	—	3.1	n/a
Incentive fees.	0.1	—	0.1	n/a
Insurance expense.	0.4	0.2	0.2	100.0
Directors' fees.	0.3	0.2	0.1	50.0
Public company expense.	0.2	—	0.2	n/a
Commercial real estate expenses.	0.4	—	0.4	n/a
Other expenses.	0.3	0.3	—	—

Total expenses	$93.1	$65.8	$27.3	41.5

        Interest expense relating to repurchase agreements and notes, including with related parties, for the six months ended June 30, 2007 increased $9.7 million, or 17.2%, over the same period in 2006 because we financed a larger investment portfolio in the first two quarters of 2007 and interest rates in the first two quarters of 2007 were higher than in the first two quarters of 2006. Interest expense relating to CDO Notes for the six months ended June 30, 2007 increased $8.6 million, or 145.8%, over the same period in 2006 as a result of added interest expense from our second CDO financing, which closed in January 2007, and because interest rates were higher in the first two quarters of 2007 than in the first two quarters of 2006. Interest income from interest rate swaps for the six months ended June 30, 2007 increased $2.1 million, or 56.8%, over the same period in 2006 because interest rates in the 2007 period were higher than in the 2006 period and because we had a higher notional amount of interest rate swaps in place in the 2007 period. For the six months ended June 30, 2007, we also had interest expense relating to junior subordinated notes, mortgage payable and senior mortgage-backed notes, related party, totaling $5.4 million as we first utilized these financing sources in 2007.

        Expenses for the first two quarters of 2007 also included base management fees of approximately $3.7 million and amortization of approximately $0.5 million related to restricted stock and options granted to our Manager. Expenses for the first two quarters of 2006 also included base management fees of approximately $2.8 million and amortization of approximately $0.5 million related to restricted stock and options granted to our manager. Management fee expenses increased primarily due to the increase in stockholders' equity in late 2006 as a result of our initial public offering. For the six months ended June 30, 2007, professional fees totaled $2.0 million, which included approximately $0.6 million of fees relating to compliance with The Sarbanes-Oxley Act of 2002, which we incurred in 2007 since this is the first year we are required to comply with that legislation. In addition, for the six months ended June 30, 2007, we also had depreciation and amortization expense of $3.1 million and commercial real estate expenses of $0.4 million relating to our commercial property investments, which were made in 2007.

        Our Manager has waived its right to request reimbursement from us of third-party expenses that it incurs through June 30, 2007, which amount otherwise would have been required to be reimbursed. The management agreement with Hyperion Brookfield Crystal River, which was negotiated before our business model was implemented, provides that we will reimburse our Manager for certain third party expenses that it incurs on our behalf, including rent and utilities. Hyperion Brookfield incurs such costs and did not allocate any such expenses to our Manager in 2005 or 2006 as our Manager's use of such services was deemed to be immaterial. Hyperion Brookfield currently is determining the amount of such rent and utility costs that will be allocated to our Manager commencing July 1, 2007 and we will be responsible for reimbursing such costs allocable to our operations absent any further waiver of reimbursement by our Manager. There are no contractual limitations on our obligation to reimburse our Manager for third party expenses and our Manager may incur such expenses consistent with the grant of authority provided to it pursuant to the management agreement without any additional approval of our board of directors being required. In addition, our Manager may defer our reimbursement obligation from any quarter to a future period; provided, however, that we will record any necessary accrual for any such reimbursement obligations when required by GAAP and our Manager has advised us that it will promptly invoice us for such reimbursements consistent with sound financial accounting policies.

  Other Revenues (Expenses)

        Other expenses for the first two quarters of 2007 totaled approximately $28.8 million, compared with other revenues of $0.8 million for the first two quarters of 2006, a decrease of $29.6 million or 3,700.0%. Other expenses for the first two quarters of 2007 consisted primarily of $13.4 million of realized and unrealized loss on derivatives, primarily as a result of unrealized losses on CDS, and a $22.7 million loss on impairment of securities available for sale, which was comprised of a $9.3 million impairment relating to Agency MBS that we no longer intend to hold to maturity or until the recovery of our cost and a $13.4 million impairment relating to Non-Agency RMBS, of which $7.7 million was caused by adverse changes in cash flow assumptions and of which $5.7 million was caused by an other than temporary decline in market values due to spread widening. This decrease was offset in part by $1.2 million of realized net gain on the sale of securities available for sale, $1.4 million of income from equity investments and $4.8 million of foreign currency exchange gain. Other revenues for the first two quarters of 2006 totaled approximately $0.8 million, which consisted primarily of $7.4 million of realized and unrealized gains on derivatives and $1.9 million of foreign currency exchange gain, which was offset in part by $1.7 million of realized net losses on the sale of securities available for sale and $6.9 million of losses on impairment of securities available for sale.

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

        At June 30, 2007 and 2006, we were in compliance with all REIT requirements and, accordingly, have not provided for income tax expense on our REIT taxable income for the six months ended June 30, 2007 or for the six months ended June 30, 2006. We also have a taxable REIT subsidiary that is subject to tax at regular corporate rates. During the six months ended June 30, 2007 and the six months ended June 30, 2006, we recorded $0.7 million and $0, respectively, of current income tax expense and $0.9 million and $0, respectively, of deferred tax benefit, in each case, that was attributable to our taxable REIT subsidiary. The deferred tax benefit is attributable to the mark to market adjustments for foreign currency swaps, credit default swaps, and accrued management fees associated with our investment in a private equity fund held in the TRS. Our total income tax benefit for the six months ended June 30, 2007 of $0.2 million is included in the "other" caption in other revenues (expenses).

Results of Operations For the Three Months Ended June 30, 2007 compared to the Three Months Ended June 30, 2006

  Summary

        Our net loss for the three months ended June 30, 2007 was $9.1 million or $0.36 per weighted average basic and diluted share outstanding, compared with net income of $6.0 million or $0.34 per weighted average basic and diluted share outstanding for the three months ended June 30, 2006. Net income decreased by $15.1 million, or 251.7%, from the second quarter of 2006 to the second quarter of 2007, while net income per weighted average basic and diluted share outstanding decreased by $0.70 or 205.9%, from the second quarter 2006 to the second quarter 2007 as the weighted average number of shares of our common stock outstanding increased from 17,528,607 for the second quarter of 2006 to 25,029,782 for the second quarter of 2007.

  Revenues

        The following table sets forth information regarding our revenues:

	Three Months Ended June 30,		Variance
	2007	2006	Amount	%
	(In millions)
Revenues
Interest income:
Commercial MBS.	$10.7	$6.1	$4.6	75.4%
Non-Agency MBS	11.9	10.8	1.1	10.2
Agency MBS.	27.2	23.4	3.8	16.2
ABS	1.0	0.9	0.1	11.1
Real estate loans	4.4	2.5	1.9	76.0
Other interest and dividend income	2.3	1.7	0.6	35.3

Total interest and dividend income	57.5	45.4	12.1	26.7
Rental income, net	5.1	—	5.1	n/a

Total revenues	$62.6	$45.4	$17.2	37.9

        Interest income for the three months ended June 30, 2007 with respect to CMBS, Agency MBS and real estate loans increased $4.6 million, or 75.4%, $3.8 million, or 16.2%, and $1.9 million, or 76.0%, respectively, over interest income for the same period in 2006 because we had more investments in those asset classes during the second quarter of 2007. For the three months ended June 30, 2007, we also had income of $5.1 million relating to rental income from our commercial property investments, which were made in 2007.

  Expenses

        The following table sets forth information regarding our total expenses:

	Three Months Ended June 30,		Variance
	2007	2006	Amount	%
	(In millions)
Expenses
Interest expense:
Repurchase agreements.	$30.5	$30.5	$—	—
Repurchase agreements and notes, related party.	0.8	0.2	0.6	300.0
Interest rate swaps.	(2.9)	(2.7)	(0.2)	7.4
CDO notes.	7.7	3.0	4.7	156.7
Junior subordinated notes.	1.0	—	1.0	n/a
Mortgage payable	2.8	—	2.8	n/a
Senior mortgage-backed notes, related party.	1.1	—	1.1	n/a
Deferred financing costs.	0.7	0.5	0.2	40.0
Other	0.3	(0.1)	0.4	(400.0)

Total interest expense	42.0	31.4	10.6	33.8
Management fees, related party.	1.8	1.6	0.2	12.5
Professional fees.	1.2	0.8	0.4	50.0
Depreciation and amortization	2.8	—	2.8	n/a
Insurance expense.	0.3	0.1	0.2	200.0
Directors' fees.	0.2	0.1	0.1	100.0
Public company expense.	0.2	—	0.2	n/a
Commercial real estate expenses.	0.3	—	0.3	n/a
Other expenses.	0.2	0.2	—	—

Total expenses	$49.0	$34.2	$14.8	43.3

        Interest expense relating to repurchase agreements and notes, including with related parties, for the three months ended June 30, 2007 increased $0.6 million, or 2.0%, over the same period in 2006 because we financed a larger investment portfolio in the second quarter of 2007 and interest rates in the second quarter of 2007 were higher than in the second quarter of 2006. Interest expense relating to CDO Notes for the three months ended June 30, 2007 increased $4.7 million, or 156.7%, over the same period in 2006 as a result of added interest expense from our second CDO financing, which closed in January 2007, and because interest rates were higher in the second quarter of 2007 than in the second quarter of 2006. Interest income from interest rate swaps for the three months ended June 30, 2007 increased $0.2 million, or 7.4%, over the same period in 2006 because interest rates in the 2007 quarter were higher than in the 2006 quarter and because we had a higher notional amount of interest rate swaps in place in the 2007 quarter. For the three months ended June 30, 2007, we also had interest expense relating to junior subordinated notes, mortgage payable and senior mortgage-backed notes, related party, totaling $4.9 million as we first utilized these financing sources in 2007.

        Expenses for the second quarter of 2007 also included base management fees of approximately $1.7 million and amortization of approximately $0.1 million related to restricted stock and options granted to our Manager. Expenses for the second quarter of 2006 also included base management fees of approximately $1.4 million and amortization of approximately $0.2 million related to restricted stock and options granted to our manager. Management fee expenses increased primarily due to the increase in stockholders' equity in late 2006 as a result of our initial public offering. For the three months ended June 30, 2007, we also had depreciation and amortization expense of $2.8 million and commercial real estate expenses of $0.3 million relating to our commercial property investments, which were made in 2007.

  Other Revenues (Expenses)

        Other expenses for the second quarter of 2007 totaled approximately $22.7 million, compared with other expenses of $5.2 million for the second quarter of 2006, an increase of $17.5 million or 336.5%. Other expenses for the second quarter of 2007 consisted primarily of $4.8 million of realized and unrealized loss on derivatives, primarily as a result of unrealized losses on CDS, and a $22.1 million loss on impairment of securities available for sale, which was comprised of a $9.3 million impairment relating to Agency MBS that we no longer intend to hold to maturity or until the recovery of our cost and a $12.8 million impairment relating to Non-Agency RMBS, of which $7.1 million was caused by adverse changes in cash flow assumptions and of which $5.7 million was caused by an other than temporary decline in market values due to spread widening, and $0.4 million of realized net loss on the sale of securities available for sale, which was offset in part by $0.6 million of income from equity investments and $4.2 million of foreign currency exchange gain. Other expenses for the second quarter of 2006 totaled approximately $5.2 million, which consisted primarily of $1.1 million of realized net losses on the sale of securities available for sale, $0.5 million of realized and unrealized losses on derivatives and $5.7 million of losses on impairment of securities available for sale, which was offset in part by $2.1 million of foreign currency exchange gain.

  Income Tax Expense

        At June 30, 2007 and 2006, we were in compliance with all REIT requirements and, accordingly, have not provided for income tax expense on our REIT taxable income for the three months ended June 30, 2007 or for the three months ended June 30, 2006. We also have a taxable REIT subsidiary that is subject to tax at regular corporate rates. During the three months ended June 30, 2007 and the three months ended June 30, 2006, we recorded $0.3 million and $0, respectively, of current income tax expense and $0.2 million and $0, respectively, of deferred tax benefit, in each case, that was attributable to our taxable REIT subsidiary. The deferred tax benefit is attributable to the mark to market adjustments for foreign currency swaps, credit default swaps, and accrued management fees associated with our investment in a private equity fund held in the TRS. Our total income tax expense for the three months ended June 30, 2007 of $0.2 million is included in the "other" caption in other revenues (expenses).

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

        We held cash and cash equivalents of approximately $19.7 million at June 30, 2007, which excludes restricted cash of approximately $89.3 million that is used to collateralize certain of our repurchase facilities and certain other obligations.

        Our operating activities provided net cash of approximately $18.6 million for the six months ended June 30, 2007 primarily as a result of non-cash unrealized loss on derivatives of $13.9 million, non-cash impairment charges relating to available for sale securities of $22.7 million, change in deferred income tax of $0.9 million, non-cash depreciation and amortization of stock based compensation and deferred financing costs and real estate assets of $5.1 million and an increase in the return on investment from equity investments of $2.1 million. This was offset in part by a net loss of $1.5 million, and other non cash activities, including accretion of a net discount on available for sale securities and real estate loans of $7.8 million, a gain on foreign currency translation of $4.6 million, amortization of intangible liabilities and deferred gains on derivatives of $1.4 million, a realized net gain on sale of available for sale securities of $1.1 million and income from equity investments of $1.4 million. The increase in cash was also further offset by a net decrease in accounts payable and accrued liabilities, due to Manager and interest payable of $2.9 million, and a net increase in interest and rent receivable of $4.2 million.

        Our operating activities provided net cash of approximately $18.7 million for the six months ended June 30, 2006 primarily as a result of net income of $21.5 million, non-cash impairment charges relating to available for sale securities of $6.9 million, realized net losses on available for sale securities of $1.7 million and a net increase in due to Manager and interest payable of approximately $8.2 million, offset in part by non-cash accretion of discount on assets of $4.1 million, non-cash unrealized gain on derivatives of $7.8 million, gain on foreign currency exchange of $1.8 million and an increase in interest receivable, prepaid expenses and other assets and accounts payable and accrued liabilities of approximately $7.0 million.

        Our investing activities used net cash of $306.7 million for the six months ended June 30, 2007 primarily from the purchase of securities available for sale of $755.6 million, the purchase and funding of equity investments of $37.0 million and the acquisition of commercial real estate and real estate loans totaling $260.5 million, and the deposit restricted cash for investment of $6.1 million. This was partially offset by proceeds received from the sale of securities available for sale of $236.3 million, principal repayments from available for sale securities totaling $514.7 million and return of capital from equity investments of $1.1 million.

        Our investing activities used net cash of $383.4 million for the six months ended June 30, 2006 primarily from the purchase of securities available for sale of $828.5 million and the funding or purchase of real estate loans and other investments totaling $6.9 million, which was partially offset by receipt of principal payments on securities available for sale and real estate loans of approximately $254.1 million and $198.3 million of proceeds from the sale of securities available for sale and the repayment of real estate loans.

        Our financing activities provided net cash of $268.7 million for the six months ended June 30, 2007 primarily from the issuance of CDOs of $325.0 million, the issuance of senior mortgage-backed notes to a related party of $101.5 million, proceeds from a mortgage note payable of $198.5 million and proceeds from junior subordinated debentures of $50.0 million. This was partially offset by net payments on repurchase agreements, including with related parties, of $352.0 million, and dividends paid of $33.5 million.

        Our financing activities provided net cash of $399.5 million for the six months ended June 30, 2006 primarily from the net proceeds from borrowings under repurchase agreements, including with related parties, of $502.4 million and reductions in cash collateral payable of $25.5 million, partially offset by principal repayments on CDOs of $16.6 million, repayment of a note payable to a related party of $35.0 million, net deposits of $64.0 million of restricted cash used to collateralize certain financings and dividends paid of $12.7 million.

        Our source of funds as of June 30, 2007, excluding our March 2005 and August 2006 common stock offerings and our March 2007 trust preferred offering, consisted of net proceeds from repurchase agreements totaling approximately $2,516.5 million with a weighted average current borrowing rate of 5.35%, which we used to finance the acquisition of securities available for sale, and proceeds from a mortgage payable used to finance a portion of the purchase price for commercial real estate. We expect to continue to borrow funds in the form of repurchase agreements. As of the date of this report, we have established 21 borrowing arrangements with various investment banking firms and other lenders, 14 of which were in use on June 30, 2007. Increases in short-term interest rates could negatively affect the valuation of our mortgage-related assets, which could limit our borrowing ability or cause our lenders to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities.

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

        Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that the net proceeds of our initial public offering, which closed in August 2006, and our first trust preferred offering, which closed in March 2007, together with existing equity capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and pay general corporate expenses. However, an increase in prepayment rates substantially above our expectations could cause a temporary liquidity shortfall due to the timing of the necessary margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell debt or additional equity securities. If required, the sale of MBS or real estate loans at prices lower than their carrying value would result in losses and reduced income. Although we have achieved a leverage rate within our targeted leverage range as of June 30, 2007, we have additional capacity to leverage our equity further should the need for additional short-term (one year or less) liquidity arise.

        In August 2007, we entered into an unsecured credit agreement with Brascan (US) Corporation, an affiliate of our Manager. The credit agreement is a revolving credit facility and the principal amount of advances thereunder may not exceed $100 million. The commitment of the lender to make additional advances under the credit agreement will expire in August 2008 and amounts owed under the credit agreement will be due and payable on such date. For more information on this credit facility, including a summary of the restrictive covenants applicable to the credit facility, see Part II, Item 5 of this Quarterly Report on Form 10-Q.

        Our ability to meet our long-term (greater than one year) liquidity and capital resource requirements in excess of our borrowing capacity will be subject to obtaining additional debt financing and equity capital. We may increase our capital resources by making public offerings of equity securities, possibly including classes of preferred stock or common stock, or by issuing commercial paper, medium-term notes, CDOs, mortgage-backed notes, collateralized mortgage obligations and senior or subordinated notes. Such financing will depend on market conditions for capital raises and for the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock.

        We generally seek to borrow between four and eight times the amount of our equity. At June 30, 2007, our total debt was approximately $3.4 billion, which represented a leverage ratio of approximately 7.0 times.

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

  Off-Balance Sheet Arrangements

        As of June 30, 2007, other than our investment in BREF One, LLC, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special-purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2007, we had outstanding commitments to fund real estate construction loans of $24.1 million, and as of such date, advances of $23.0 million had been made under these commitments. As of June 30, 2007, we had unfunded commitments to fund our investment in private equity funds totaling $1.9 million.

  Contractual Obligations and Commitments

        As of March 15, 2005, we had entered into a management agreement with Hyperion Brookfield Crystal River. Hyperion Brookfield Crystal River is entitled to receive a base management fee, incentive compensation, reimbursement of certain expenses and, in certain circumstances, a termination fee, all as described in the management agreement. Such fees and expenses do not have fixed and determinable payments. The base management fee is payable monthly in arrears in an amount equal to 1/12 of our equity (as defined in the management agreement) times 1.50%. Hyperion Brookfield Crystal River uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. Hyperion Brookfield Crystal River will receive quarterly incentive compensation in an amount equal to the product of: (a) 25% of the dollar amount by which (i) our quarterly net income per share (determined in accordance with the Management Agreement, which principally excludes the effect of non-cash stock compensation expenses and the unrealized change in derivatives) based on the weighted average number of common shares outstanding for the quarter exceeds (ii) an amount equal to (A) the weighted average of the price per share of the common shares in the March 2005 private offering and the prices per common shares in any subsequent offerings by us (including our initial public offering that closed in August 2006), in each case at the time of issuance thereof, multiplied by (B) the greater of (1) 2.4375% and (2) 0.50% plus one-fourth of the Ten Year Treasury Rate for such quarter, multiplied by (b) the weighted average number of shares of common stock outstanding during the quarter; provided, that the foregoing calculation of incentive compensation shall be adjusted to exclude one-time events pursuant to changes in GAAP, as well as non-cash charges after discussion between Hyperion Brookfield Crystal River and our independent directors and approval by a majority of our independent directors in the case of non-cash charges. In accordance with the management agreement, our Manager and the independent members of our board of directors have agreed to adjust the calculation of the Manager's incentive fee to exclude non-cash adjustments required by SFAS 133 relating to the valuation of interest rate swaps, currency swaps and credit default swaps and to exclude unrealized foreign currency translation adjustments required by SFAS 52. See note 10 to our consolidated financial statements included elsewhere herein.

        As of June 30, 2007, we had outstanding commitments to fund real estate construction loans of $24.1 million, and as of such date, advances of $23.0 million had been made under these commitments. As of June 30, 2007, we had unfunded commitments to fund our investment in private equity funds totaling $1.9 million.

        We purchase and sell securities on a trade date that is prior to the related settlement date. As of June 30, 2007, we owed $101.0 million for our purchase of securities and are owed $85.9 million for our sale of securities on or prior to June 30, 2007 that settled after June 30, 2007.

        The following table presents certain information regarding our repurchase obligations as of June 30, 2007:

Repurchase Agreement Counterparties	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreement in Days
	(In millions)
Banc of America Securities LLC	$9.2	32
Bear, Stearns & Co. Inc.	5.2	36
Citigroup Global Markets Inc.	7.6	59
Credit Suisse First Boston LLC	9.6	27
Deutsche Bank Securities Inc.	11.1	37
Greenwich Capital Markets, Inc.	7.3	42
Lehman Brothers Inc.	12.5	41
Liquid Funding Ltd.	25.1	717
Merrill Lynch, Pierce, Fenner & Smith Incorporated	6.3	39
Morgan Stanley & Co. Incorporated	11.7	33
Trilon International, Inc.	—	30
Wachovia Bank, National Association	3.2	27
WaMu Capital Corp	2.4	55

Total	$111.2	45

(1)
Equal to the fair value of collateral including restricted cash minus repurchase agreement liabilities and accrued interest expense.

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

        For 2007, the "NAV Floor" is approximately $278.0 million. For all future periods, the NAV Floor is equal to the higher of:

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

        Our master repurchase agreement with Liquid Funding, Ltd. contains restrictive covenants that would trigger an event of default if:

  •
  our net asset value declines below 80% of our tangible net worth (as defined in the agreement) as of September 30, 2005 plus 75% of the amount or amounts received by us in respect of any equity issuance after September 30, 2005,

  •
  our tangible net worth, at the end of any calendar quarter, declines by 20% or more from the preceding calendar quarter,

  •
  our tangible net worth, at the end of any calendar quarter, declines to an amount equal to or less than 70% of the greatest tangible net worth as of the end of each of the immediately preceding four calendar quarters,

  •
  our ratio of our total liabilities (as defined in the agreement) to tangible net worth, on a consolidated basis, at any time exceeds 10 to 1, or

  •
  our consolidated net income for the period of any four (4) consecutive calendar quarters is less than $1.00.

        Our master repurchase agreement with Wachovia Bank, National Association contains the following restrictive covenants:

  •
  We may not permit the ratio of the sum of adjusted EBITDA (as defined in the master repurchase agreement) to interest expense to be less than 1.25 to 1.00.

  •
  We may not permit our debt to equity ratio to be greater than 10:1.

  •
  We may not declare or make any payment on account of, or set apart assets for, a sinking or other analogous fund for the purchase, redemption, defeasance, retirement or other acquisition of any of our equity interests, or make any other distribution in respect thereof, either directly or indirectly, whether in cash or property or in our obligations, except, so long as there is no default, event of default or "Margin Deficit" that has occurred and is continuing. We may (i) make such payments solely to the extent necessary to preserve our status as a REIT and (ii) make additional payments in an amount equal to 100% of funds from operations. A Margin Deficit occurs when the aggregate market value of all the purchased securities subject to all repurchase transactions in which a party is acting as buyer is less than the buyer's margin amount for all transactions, which is the amount obtained by application of the buyer's margin percentage to the repurchase price. The margin percentage is a percentage agreed to by the buyer and seller or the percentage obtained by dividing the market value of the purchased securities on the purchase date by the purchase price on the purchase date.

  •
  Our tangible net worth may not be less than the sum of $300.0 million plus the proceeds from all subsequent equity issuances, net of investment banking fees, legal fees, accountants' fees, underwriting discounts and commissions and other customary fees and expenses that we actually incur.

  •
  We may not permit the amount of our cash and cash equivalents at any time to be less than $15.0 million, after giving effect to any requested repurchase transaction.

        Certain of our repurchase agreements and our revolving credit facilities contain financial covenants, including maintaining our REIT status, interest coverage tests and maintaining a specific net asset value or net worth. As of June 30, 2007, with respect to one debt obligation, we failed to meet one interest coverage financial covenant. At the time that debt obligation was established, we did not own any commercial real properties and it was a relatively stable spread environment; as a result the interest coverage ratio was derived from net income. With our investments in commercial real properties and the resulting depreciation and amortization, and the effect of the movement of spreads on unrealized mark to market adjustments through net income, we are working with our counterparty to rework this covenant to base it upon operating earnings or a similar measure. We obtained a waiver with respect to our failure to meet this financial covenant. As a result, we were in compliance with or have obtained the necessary waivers with respect to all our financial covenants as of June 30, 2007.

        In addition, in connection with our ordinary course investing and financing activities, we breached non-financial covenants in respect of one debt obligation as a result of our establishing subsidiaries, incurring unsecured debt to a subsidiary (in connection with our March 2007 trust preferred offering), and guaranteeing swap obligations of our TRS. We obtained a waiver with respect to the breach of these non-financial covenants.

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

  Quantitative and Qualitative Disclosures About Market Risk

        The principal objective of our asset/liability management activities is to maximize net investment income, while minimizing levels of interest rate risk. Net investment income and interest expense are subject to the risk of interest rate fluctuations. To mitigate the impact of fluctuations in interest rates, we use interest rate swaps to effectively convert variable rate liabilities to fixed rate liabilities for proper matching with fixed rate assets. Each derivative used as a hedge is matched with an asset or liability with which it has a high correlation. The swap agreements are generally held-to-maturity and we do not use derivative financial instruments for trading purposes. We use interest rate swaps to effectively convert variable rate debt to fixed rate debt for the financed portion of fixed rate assets. The differential to be paid or received on these agreements is recognized as an adjustment to the interest expense related to debt and is recognized on the accrual basis.

        As of June 30, 2007, the primary component of our market risk was interest rate risk, as described below. Although we do not seek to avoid risk completely, we do believe the risk can be quantified from historical experience and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

        Interest Rate Risk—We are subject to interest rate risk in connection with most of our investments and our related debt obligations, which are generally repurchase agreements of limited duration that are periodically refinanced at current market rates. We mitigate this risk through utilization of derivative contracts, primarily interest rate swap agreements.

        Yield Spread Risk—Most of our investments are also subject to yield spread risk. The majority of these securities are fixed rate securities, which are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such securities by the market, as based on their credit relative to U.S. Treasuries. An excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher or "wider" spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value these securities. Under these conditions, the value of our real estate securities portfolio would tend to decrease. Conversely, if the spread used to value these securities were to decrease or "tighten," the value of our real estate securities would tend to increase. Such changes in the market value of our real estate securities portfolio may affect our net equity or cash flow either directly through their impact on unrealized gains or losses on available-for-sale securities by diminishing our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

        Effect on Net Investment Income—We fund our a portion of investments with short-term borrowings under repurchase agreements. During periods of rising interest rates, the borrowing costs associated with those investments tend to increase while the income earned on such investments could remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.

        On June 30, 2007, we were party to 40 interest rate swap contracts and three interest rate cap contracts. The following table summarizes the expiration dates of these contracts and their notional amounts (in thousands):

Expiration Date	Notional Amount
2007	$135,000
2008	666,000
2009	210,000
2010	217,500
2011	30,000
2012	85,000
2013	60,478
2015	54,000
2016	45,000
2017	29,000
2018	240,467
2020	110,348
2021	42,933

TOTAL	$1,925,726

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

        Hybrid Adjustable-Rate RMBS Interest Rate Cap Risk—We also invest in hybrid adjustable-rate RMBS, which are based on mortgages that are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security's interest yield may change during any given period. However, our borrowing costs pursuant to our repurchase agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our hybrid adjustable-rate RMBS would effectively be limited by caps. This problem will be magnified to the extent we acquire hybrid adjustable-rate RMBS that are not based on mortgages which are fully indexed. In addition, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on our hybrid adjustable-rate RMBS than we need in order to pay the interest cost on our related borrowings. These factors could lower our net investment income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

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

        Our analysis of risks is based on management's experience, estimates, models and assumptions. These analyses rely on models that utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in this Quarterly Report on Form 10-Q.

        Prepayment Risk—Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates for existing RMBS generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. In addition, prepayment rates on adjustable-rate and hybrid adjustable-rate RMBS generally increase when the difference between long-term and short-term interest rates declines or becomes negative. Prepayments of RMBS could harm our results of operations in several ways. Some adjustable-rate mortgages underlying our adjustable-rate RMBS may bear initial "teaser" interest rates that are lower than their "fully-indexed" rates, which refers to the applicable index rates plus a margin. In the event that such an adjustable-rate mortgage is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the holder of the related RMBS would have held such security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the adjustable-rate RMBS. Additionally, we currently own mortgage assets that were purchased at a premium. The prepayment of such assets at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount and a consequent reduction of our net investment income by such amount. Finally, in the event that we are unable to acquire new mortgage assets to replace the prepaid assets, our financial condition, cash flow and results of operations could be negatively affected.

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

        The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive investments, repurchase agreement liabilities, CDO liabilities, senior mortgage-backed notes and swaps, at June 30, 2007, assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points
	(Dollars in thousands)
Mortgage assets and other securities available for sale(1)
Fair value	$3,278,750	$3,206,870	$3,121,239
Change in fair value	$71,880	—	$(85,631)
Change as a percent of fair value	2.24%	—	(2.67)%
Real estate loans
Fair value	$272,780	$262,137	$251,698
Change in fair value	$10,643	—	$(10,439)
Change as a percent of fair value	4.06%	—	(3.98)%
Other investments(2)
Fair value	$57,111	$57,111	$57,111
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Repurchase agreements(3)
Fair value	$(2,516,478)	$(2,516,478)	$(2,516,478)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
CDO liabilities
Fair value	$(513,047)	$(512,012)	$(511,018)
Change in fair value	$(1,035)	—	$994
Change as a percent of fair value	0.20%	—	(0.19)%
Senior mortgage-backed notes, related party
Fair value	$(101,116)	$(101,116)	$(101,116)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Trust preferred securities
Fair value	$(50,000)	$(50,000)	$(50,000)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Designated and undesignated interest rate swaps and caps
Fair value	$(32,400)	$27,576	$81,869
Change in fair value	$(59,976)	—	$54,293
Change as a percent of notional value	(3.29)%	—	2.97%
Credit default swaps (net)
Fair value	$(9,965)	$(9,941)	$(9,345)
Change in fair value	$(24)	—	$596
Change as a percent of notional value	(0.01)%	—	0.24%

Cross currency swaps (net)
Fair value	$(4,984)	$(3,470)	$(2,003)
Change in fair value	$(1,514)	—	$1,467
Change as a percent of notional value	(2.49)%	—	2.41%

(1)
The fair value of our other available-for-sale investments that are sensitive to interest rate changes are included.

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

        Currency Risk—We have foreign currency exposure related to one commercial real estate loan that is denominated in Canadian dollars and had a carrying value at June 30, 2007 of $46.9 million and one other investment that is denominated in British pounds and had a carrying value at June 30, 2007 of $21.8 million. From time to time, we may make other investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk.

        Changes in currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. We attempt to mitigate this impact by utilizing currency swaps on our foreign currency-denominated investments or foreign currency forward commitments to hedge the net exposure.

Related Party Transactions

        We have entered into a management agreement, as amended (the "Agreement"), with our Manager. The initial term of the Agreement expires in December 2008. After the initial term, the Agreement will be automatically renewed for a one-year term each anniversary date thereafter unless we or our Manager terminate the Agreement. The Agreement provides that our Manager will provide us with investment management services and certain administrative services and will perform our day-to-day operations. The monthly base management fee for such services is equal to 1.5% of one-twelfth of our equity, as defined in the Agreement, payable in arrears.

        In addition, under the Agreement, our Manager earns a quarterly incentive fee equal to 25% of the amount by which the quarterly net income per share, as defined in the Agreement (which principally excludes the effect of stock compensation and the unrealized change in derivatives), exceeds an amount equal to the product of the weighted average of the price per share of the common stock we issued in our March 2005 private offering and in our IPO and the price per share of common stock in any subsequent offerings by us, multiplied by the higher of (i) 2.4375% or (ii) 25% of the then applicable 10 year Treasury note rate plus 0.50%, multiplied by the then weighted average number of outstanding shares for the quarter. The incentive fee is paid quarterly. The Agreement provides that

10% of the incentive management fee is to be paid in shares of our common stock (providing that such payment does not result in our Manager owning directly or indirectly more than 9.8% of our issued and outstanding common stock) and the balance is to be paid in cash. Our Manager may, at its sole discretion, elect to receive a greater percentage of its incentive management fee in shares of our common stock. The incentive management fees included in our consolidated statements of operations that were incurred during the six months ended June 30, 2007 and June 30, 2006 and the three months ended June 30, 2007 and June 30, 2006 were $0.1 million, $0, $0 and $0, respectively.

        The Agreement may be terminated upon the affirmative vote of at least two-thirds of the independent members of our board of directors after the expiration of the initial term and by providing at least 180 days prior notice based upon either: (i) unsatisfactory performance by our Manager that is materially detrimental to us, or (ii) a determination by the independent members of our board of directors that the management fees payable to our Manager are not fair (subject to our Manager's right to prevent a compensation termination by agreeing to a mutually acceptable reduction of the management fees). If we terminate the Agreement, then we must pay our Manager a termination fee equal to twice the sum of the average annual base and incentive fees earned by our Manager during the two twelve-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

        We issued to our Manager 84,000 shares of our restricted common stock and granted options to purchase 126,000 shares of our common stock for a 10 year period at a price of $25 per share in March 2005. We issued to one of our executive officers 30,000 shares of restricted common stock in March 2006. 10,000 of such shares vested on March 15, 2007 and the remaining 20,000 shares were forfeited in April 2007 when the executive officer to whom such shares were issued resigned from his position with us. We issued to one of our directors 2,000 shares of restricted stock in November 2006 and 2,000 shares of restricted stock in May 2007, both of which vest on the first anniversary of the date of issuance. For the six months ended June 30, 2007 and June 30, 2006 and the three months ended June 30, 2007 and June 30, 2006, the base management expense was $3.7 million, $2.8 million, $1.7 million and $1.4 million, respectively. Included in the management fee expense for the six months ended June 30, 2007 and June 30, 2006 and the three months ended June 30, 2007 and June 30, 2006 is $0.4 million, $0.5 million, $0.1 million and $0.3 million, respectively, of amortization of stock-based compensation related to restricted stock and options granted.

        The Agreement provides that we are required to reimburse our Manager for certain expenses incurred by our Manager on our behalf provided that such costs and reimbursements are no greater than that which would be paid to outside professionals or consultants on an arm's length basis. For the six months ended June 30, 2007 and June 30, 2006 and the three months ended June 30, 2007 and June 30, 2006, we were not charged any reimbursable costs by our Manager.

        In January 2007, we purchased a $28.5 million investment in BREF One, LLC (the "Fund"), a real estate finance fund sponsored by Brookfield Asset Management, and incurred a $10.4 million unfunded capital commitment to the Fund. The acquisition was made from two subsidiaries of Brookfield Asset Management. As of June 30, 2007, the unfunded commitment totaled $1.9 million. In addition, income from the equity investment in the Fund for the three months and the six months ended June 30, 2007 was $0.6 million and $1.4 million, respectively.

        In February 2007, we entered into a sale and purchase agreement with BREOF BNK Fannin LP and BREOF BNK Phoenix LLC to acquire two commercial properties as described in Note 5 to our financial statements for a total value of $234.7 million. We paid the purchase price for the properties with the proceeds from a $198.5 million mortgage loan from an external lender that bears interest at an annual rate of 5.509% and matures on April 1, 2017 and with available cash. In addition to the sale and purchase agreement, we entered into rent enhancement agreements with BREOF BNK Fannin LP and BREOF BNK Phoenix LLC under which we will receive monthly rent enhancement payments through 2015 totaling $15.9 million.

        In April 2007, we issued $115.0 million of senior mortgage-backed notes through a newly-formed subsidiary, CRZ ABCP Financing LLC. We retained $9.3 million of senior subordinated mortgage-backed notes and $4.3 million of subordinated mortgage-backed notes. CRZ ABCP Financing LLC holds assets, consisting of commercial whole mortgage loans, which serve as collateral for the mortgage-backed notes. Senior mortgage-backed notes in the aggregate principal amount of $101.5 million were issued to an affiliate of our Manager with floating coupons with an interest rate of three-month LIBOR plus 0.35%. Interest on the senior mortgage-backed notes is payable monthly. The senior mortgage-backed notes mature in April 2017 and the outstanding principal is due at maturity. Early repayments of the underlying mortgage loans require repayment of a portion of the senior mortgage-backed notes. The senior mortgage-backed notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the senior mortgage-backed notes issued were used to repay outstanding debt under our repurchase agreements. As of June 30, 2007, the mortgage-backed notes were collateralized by real estate loans with a carrying value of $116.1 million.

        We and our Manager have entered into sub-advisory agreements with other affiliated entities and the fees payable under such agreements will be paid from any management fees earned by our Manager. In addition, certain of these affiliated sub-advisory entities introduced investments to us for purchase that we acquired for a total of $262.7 million and $2.5 million during the six months ended June 30, 2007 and June 30, 2006, respectively. The purchase price was determined at arm's length and the acquisition was approved in advance by the independent members of our board of directors.

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

Note on Forward-Looking Statements

        Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, our current business plan, business and investment strategy and portfolio management. These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "estimate," "estimates," "expects," "expect," "expected," "project," "projected," "projections," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe" and "believes" and similar expressions. Our actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        See the discussion of quantitative and qualitative disclosures about market risk in the "Quantitative and Qualitative Disclosures About Market Risk" section of Management's Discussion and Analysis of Financial Condition and Results of Operations above.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Exchange Act Rules 13a-15(e) and 15d-15(e). Notwithstanding the foregoing, no matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our Company to disclose material information otherwise required to be set forth in our periodic reports. Also, we may have investments in certain unconsolidated entities. Because we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

        As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Controls

        There have been no changes in our "internal control over financial reporting" (as defined in paragraph (d) of Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.    Legal Proceedings

        None

Item 1A.    Risk Factors

        There have been no material changes to the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 30, 2007 with the SEC. A copy of those risk factors, updated for June 30, 2007, are attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None

Item    3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        On August 9, 2007, Crystal River Capital, Inc. (the "Company") entered into an unsecured Revolving Credit Agreement (the "Credit Agreement") between the Company and Brascan (US) Corporation, as lender (the "Lender"). The Lender is an affiliate of the Company's external manager.

        The Credit Agreement is a revolving credit facility and the principal amount of advances thereunder may not exceed $100 million. The commitment of the Lender to make additional advances under the Credit Agreement will expire on August 9, 2008 and amounts owed under the Credit Agreement will be due and payable on such date. Interest under the Credit Agreement will equal either (i) 4.00% plus LIBOR for the applicable interest period for Eurodollar loans or (ii) 4.00% plus the Lender's cost of funds for such advance.

        The Credit Agreement contains customary representations, warranties and covenants, including covenants limiting guaranties, dividends, indebtedness, mergers, asset sales and other fundamental changes. In addition, the Credit Agreement contains additional covenants, which include maintaining a certain minimum net worth, earning a certain minimum level of net income, and maintaining a maximum ratio of debt to equity.

        In the event of a default under the Credit Agreement, the Lender may terminate the commitments made under the Credit Agreement, declare amounts outstanding, including accrued interest and fees, payable immediately, and enforce any and all rights and interests. For events of default relating to insolvency or bankruptcy, the commitments are automatically terminated and the amounts outstanding become payable immediately.

        On August 1, 2007, the Company received a commitment for the credit facility as set forth in the Credit Agreement.

        The foregoing description is only a summary of certain terms and conditions of the Credit Agreement and is qualified in its entirety by reference to the Credit Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.    Exhibits

3.1	Charter of Crystal River Capital, Inc. (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-32958) filed on March 30, 2007 and incorporated herein by reference)
3.2
Amended and Restated Bylaws of Crystal River Capital, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-32958) filed on May 14, 2007 and incorporated herein by reference)
10.1*	Revolving Credit Agreement, dated as of August 9, 2007, by and between Brascan (US) Corporation and the Company
11.1
Statements regarding Computation of Earnings per Share (Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 14 to the consolidated financial statements contained in this report)
31.1*	Certification of Clifford E. Lai, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Craig J. Laurie, Chief Financial Officer and Treasurer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Clifford E. Lai, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Craig J. Laurie, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Risk Factors

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRYSTAL RIVER CAPITAL, INC.
/s/ CLIFFORD E. LAI
August 14, 2007 Date	Clifford E. Lai President and Chief Executive Officer
/s/ CRAIG J. LAURIE
August 14, 2007 Date	Craig J. Laurie Chief Financial Officer and Treasurer

S-1

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
Crystal River Capital, Inc. and Subsidiaries Consolidated Balance Sheets (in thousands, except share and per share data)
Crystal River Capital, Inc. and Subsidiaries Consolidated Statements of Operations (in thousands, except share and per share data) (Unaudited)
Crystal River Capital, Inc. and Subsidiaries Consolidated Statement of Changes in Stockholders' Equity For the Six Months Ended June 30, 2007 (in thousands, except share data) (Unaudited)
Crystal River Capital, Inc. and Subsidiaries Consolidated Statements of Cash Flows (in thousands) (Unaudited)
Crystal River Capital, Inc. and Subsidiaries Notes to Consolidated Financial Statements June 30, 2007 (in thousands, except share and per share data) (unaudited)
PART II. OTHER INFORMATION
SIGNATURES