Form 10-Q
period 2007-09-30
Crystal River Capital, Inc.
filed 2007-11-13
CIK 1344705

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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

        The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of November 8, 2007 was 24,769,545.

CRYSTAL RIVER CAPITAL, INC.

INDEX

PART I.
FINANCIAL INFORMATION

Item 1.    Financial Statements

Crystal River Capital, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS:
Available for sale securities, at fair value
Commercial MBS	$468,041	$472,572
Agency MBS	1,423,645	2,532,101
Non-Agency RMBS	224,061	287,243
ABS	20,223	46,132
Preferred stock	1,690	4,560
Real estate loans	212,942	237,670
Commercial real estate, net	236,903	—
Other investments	36,193	20,133
Intangible assets	82,229	—
Cash and cash equivalents	40,890	39,023
Restricted cash	77,581	79,483
Receivables:
Principal paydown	3,953	5,940
Interest	12,999	19,380
Interest purchased	—	875
Swap receivable	—	1,948
Other receivables	19,788	—
Due from broker	41,178	—
Prepaid expenses and other assets	916	1,791
Deferred financing costs, net	11,598	4,929
Derivative assets	6,721	20,865

Total Assets	$2,921,551	$3,774,645

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Accounts payable, accrued expenses and cash collateral payable	$3,027	$11,486
Due to Manager	1,302	2,040
Due to broker	—	94,881
Dividends payable	16,910	16,514
Intangible liabilities	79,276	—
Repurchase agreements	1,539,259	2,723,643
Repurchase agreements, related party	37,319	144,806
Collateralized debt obligations	507,405	194,396
Junior subordinated notes	51,550	—
Mortgages payable	219,380	—
Senior mortgage-backed notes, related party	100,477	—
Interest payable	11,401	19,417
Derivative liabilities	49,062	11,148

Total Liabilities	2,616,368	3,218,331

Commitments and Contingencies
Stockholders' Equity:
Preferred Stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized, 24,829,245 and 25,021,800 shares issued and outstanding, respectively	25	25
Additional paid-in capital	564,591	566,285
Accumulated other comprehensive income (loss)	(89,793)	13,212
Declared dividends in excess of results of operations	(169,640)	(23,208)

Total Stockholders' Equity	305,183	556,314

Total Liabilities and Stockholders' Equity	$2,921,551	$3,774,645

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Interest and dividend income:
Interest income—available for sale securities	$52,945	$50,510	$153,972	$129,428
Interest income—real estate loans	4,512	2,582	13,241	7,671
Other interest and dividend income	2,220	2,535	7,196	5,007

Total interest and dividend income	59,677	55,627	174,409	142,106
Rental income, net	4,998	—	10,656	—

Total revenues	64,675	55,627	185,065	142,106

Expenses:
Interest expense	41,840	39,452	123,968	99,728
Management fees, related party	1,416	2,096	5,597	5,408
Professional fees	857	835	2,843	2,349
Depreciation and amortization	2,816	—	5,925	—
Incentive fees	—	68	124	68
Insurance expense	265	115	672	306
Directors' fees	173	82	513	318
Public company expense	225	—	457	—
Commercial real estate expenses	333	—	677	—
Other expenses	105	88	401	338

Total expenses	48,030	42,736	141,177	108,515

Income before other revenues (expenses)	16,645	12,891	43,888	33,591
Other revenues (expenses):
Realized net gain (loss) on sale of securities available for sale, real estate loans and other investments	(2,502)	898	(1,322)	(769)
Realized and unrealized gain (loss) on derivatives	(27,724)	(1,303)	(41,101)	6,147
Impairment of available for sale securities	(81,293)	(865)	(103,986)	(7,790)
Foreign currency exchange gain (loss)	(459)	(315)	4,292	1,560
Income from equity investments	741	—	2,179	—
Other	658	(51)	586	(32)

Total other expenses	(110,579)	(1,636)	(139,352)	(884)

Net income (loss)	$(93,934)	$11,255	$(95,464)	$32,707

Per share information:
Net income (loss) per share of common stock
Basic	$(3.76)	$0.50	$(3.82)	$1.71

Diluted	$(3.76)	$0.50	$(3.82)	$1.71

Dividends declared per share of common stock	$0.68	$0.60	$2.04	$2.05

Weighted average shares of common stock outstanding
Basic	24,995,885	22,422,507	25,023,058	19,166,846

Diluted	24,995,885	22,422,507	25,023,058	19,166,846

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity

For the Nine Months Ended September 30, 2007

(in thousands, except share data)
(Unaudited)

	Common Stock
				Accumulated Other Comprehensive Income (Loss)	Declared Dividends in Excess of Earnings
	Shares	Par Value	Additional Paid-In Capital			Total	Comprehensive Loss
Balance at December 31, 2006	25,021,800	$25	$566,285	$13,212	$(23,208)	$556,314
Net loss					(95,464)	(95,464)	$(95,464)
Net unrealized holdings loss on securities available for sale				(90,157)		(90,157)	(90,157)
Unrealized loss on cash flow hedges				(11,200)		(11,200)	(11,200)
Deferred loss on settled cash flow hedges				68		68	68
Amortization of net realized gains on cash flow hedges				(1,716)		(1,716)	(1,716)

Comprehensive loss							$(198,469)

Dividends declared on common stock					(50,968)	(50,968)
Dividends on deferred stock units			40			40
Offering costs			(50)			(50)
Stock repurchases	(175,000)		(2,628)			(2,628)
Issuance (forfeiture) of stock based compensation:
Forfeiture of restricted stock	(20,000)
Issuance of restricted stock	2,000
Issuance of common stock to manager	445		12			12
Amortization of stock based compensation			932			932

Balance at September 30, 2007	24,829,245	$25	$564,591	$(89,793)	$(169,640)	$(305,183)

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(95,464)	$32,707
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of stock based compensation	932	926
Accretion of net discount on available for sale securities and real estate loans	(15,002)	(7,773)
Realized net loss on sale of available for sale securities, real estate loans and other investments	1,322	769
Impairment of available for sale securities	103,986	7,790
Accretion of interest on real estate loans	(1,105)	(846)
Amortization of net realized cash flow hedge gain	(1,716)	(100)
Unrealized (gain) loss on derivatives	42,456	(6,140)
Amortization and write-off of deferred financing costs	2,453	1,501
Income from equity investment	(2,179)	—
Change in deferred income tax	(900)	—
Gain on foreign currency exchange	(4,330)	(1,476)
Depreciation and amortization	5,925	—
Amortization of intangible liabilities	(2,687)	—
Incentive fee paid in stock	12	—
Amortization of underwriting costs on available for sale securities and loans	97	88
Other	406	—
Changes in operating assets and liabilities:
Payments on settlement of derivatives	(663)	—
Interest receivable	4,442	(4,030)
Interest receivable, derivative	540	(88)
Proceeds from settlement of derivatives	909	—
Other receivables	(3,204)	—
Prepaid expenses and other assets	(501)	(115)
Return on capital from equity investments	2,179	—
Accounts payable and accrued liabilities	(2,227)	(1,828)
Due to Manager	(738)	1,393
Interest payable	(8,016)	8,702
Interest payable, derivative	(3,381)	(861)

Net cash provided by operating activities	23,546	30,619

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(888,188)	(1,793,615)
Acquisition of interest in other investments	(40,095)	(19,509)
Acquisition of commercial real estate and rent enhancement receivables	(261,204)	—
Return of capital from equity investment	5,452	—
Interest purchased	—	(385)
Underwriting costs on available for sale securities and real estate loans	(179)	(448)
Principal paydown on available for sale securities and real estate loans	338,967	389,738
Proceeds from the sale of available for sale securities	1,449,258	412,241
Proceeds from the sale and repayment of real estate loans and other investments	78,211	15,845
Proceeds from rent enhancement	1,500	—
Net deposits into restricted cash for investment	(1,000)	—
Net deposits into restricted cash for credit default swaps	(37,636)	—
Cash paid to terminate swaps	(3,169)	—
Funding of real estate loans	(30,150)	(6,991)

Net cash provided by (used in) investing activities	611,767	(1,003,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	—	159,567
Proceeds from junior subordinated notes held by trust that issued trust preferred securities	50,000	—
Payment on settlement of derivatives	(6,659)	—
Proceeds from the settlement of derivatives	4,730	—
Net change in cash collateral payable	(1,701)	7,131
Issuance of collateralized debt obligations	324,956	—
Proceeds from mortgage payable	219,380	—
Proceeds from senior mortgage-backed notes, related party	101,500	—
Principal repayments on collateralized debt obligations	(11,947)	(17,323)
Principal repayments on senior mortgage-backed notes, related party	(1,023)	—
Net receipts from (deposits into) restricted cash	40,538	(59,527)
Payment of deferred financing costs	(8,139)	(282)
Dividends paid	(50,532)	(25,412)
Repayment of note payable, related party	—	(35,000)
Repurchase of common stock	(2,628)	—
Net (payments on) proceeds from repurchase agreements	(1,184,384)	927,638
Net (payments on) proceeds from repurchase agreements, related party	(107,487)	40,805
Payment of offering costs	(50)	—

Net cash provided by (used in) financing activities	(633,446)	997,597

Net increase in cash and cash equivalents	1,867	25,092
Cash and cash equivalents at beginning of period	39,023	21,463

Cash and cash equivalents at end of period	$40,890	$46,555

Supplemental disclosure of cash flows:
Cash paid during the period for interest	$133,388	$90,476
Cash paid during the period for income taxes	284	—
Supplemental disclosure of noncash investing and financing activities:
Dividends declared, not yet paid	16,910	15,021
Principal paydown receivable	3,953	10,520
Sale of available for sale securities not yet settled	41,178	—
Equity investment in trust	1,550	—
Capitalization of interest on other investments	2,482	—

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2007

(in thousands, except share and per share data)
(unaudited)

1.    ORGANIZATION

        References herein to "we," "us" or "our" refer to Crystal River Capital, Inc. and its subsidiaries unless the context specifically requires otherwise.

        We are a Maryland corporation that was formed in January 2005 for the purpose of acquiring and originating a diversified portfolio of commercial and residential real estate structured finance investments. We commenced operations on March 15, 2005, when we completed an offering of 17,400,000 shares of common stock (the "Private Offering"), and we completed our initial public offering of 7,500,000 shares of common stock (the "Public Offering") on August 2, 2006, as more fully explained in Note 16. We are externally managed and are advised by Hyperion Brookfield Crystal River Capital Advisors, LLC (the "Manager") as more fully explained in Note 14.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Quarterly Presentation—The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. These consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 2006 included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the "SEC").

        Principles of Consolidation—Our consolidated financial statements include the accounts of Crystal River Capital, Inc., three wholly-owned subsidiaries created in connection with our collateralized debt obligations and senior mortgage-backed notes, wholly-owned subsidiaries established for financing purposes, three wholly-owned subsidiaries established to own interests in real property and our domestic taxable REIT subsidiary ("TRS"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

        Restricted Cash—Restricted cash consists primarily of funds held on deposit with brokers to serve as collateral for repurchase agreements, certain interest rate swap and credit default swap agreements and funds held by the trustee for CDO II.

        Securities—We invest in U.S. Agency mortgage-backed securities ("Agency MBS"), Non-Agency residential mortgage-backed securities ("Non-Agency RMBS"), commercial mortgage-backed securities ("CMBS") and other real estate debt and equity instruments. We account for our available for sale securities (Agency MBS, CMBS, RMBS, asset-backed securities ("ABS") and other real estate and equity instruments), which we refer to as our AFS investments, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). We classify our securities as available for sale because we may dispose of them prior to maturity in response to changes in the market, liquidity needs or other events, even though we do not hold the securities for the purpose of selling them in the near future.

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

        Periodically, all available for sale securities are evaluated for other than temporary impairment in accordance with SFAS 115 and Emerging Issues Task Force ("EITF") No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets ("EITF 99-20"). An impairment that is an "other than temporary impairment" is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate that the decline will not be recovered over the remaining life of the investment. Other than temporary impairments result in reducing the carrying value of the security to its fair value through the statement of operations, which also creates a new carrying value for the investment. We compute a revised yield based on the future estimated cash flows as described in the section titled "Revenue Recognition" below. Significant judgments, including making assumptions regarding the estimated prepayments, loss assumptions, changes in interest rates and whether the decline in a security's fair value will be recovered over the remaining life of the investment, are required in determining impairment.

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

        Accounting for Derivative Financial Instruments and Hedging Activities—We account for our derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 133 and SFAS 149 require us to recognize all derivative instruments at their fair value as either assets or liabilities on our balance sheet. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether we have designated it, and whether it qualifies, as part of a hedging relationship and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. We have no fair value hedges or hedges of a net investment in foreign operations as of September 30, 2007.

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

        Dividends to Stockholders—We record dividends to stockholders on the declaration date. The actual dividend and its timing are at the discretion of our board of directors. We intend to pay sufficient dividends to avoid incurring any income or excise tax. During the nine months ended September 30,

2007, we declared dividends in the amount of $2.04 per share of which $17,032 was distributed on April 27, 2007 to our stockholders of record as of March 30, 2007, $17,054 was distributed on July 27, 2007 to our stockholders of record as of June 29, 2007, $16,884 was distributed on October 26, 2007 to our stockholders of record as of September 28, 2007 and $26 related to dividends on deferred stock units.

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

        We may sell all or a portion of our real estate investments to a third party. To the extent the fair value received for an investment differs from the amortized cost of that investment and control of the asset that is sold is surrendered making it a "true sale," as defined under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125 ("SFAS 140"), a gain or loss on the sale will be recorded in the statements of operations as realized net gain (loss) on sale of real estate loans. To the extent a real estate investment is sold that has any fees that were capitalized at the time the investment was made and were being recognized over the term of the investment, the unamortized fees are recognized at the time of sale and included in any gain or loss on sale of real estate loans.

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

        We have a wholly-owned domestic taxable REIT subsidiary that has made a joint election with us to be treated as our TRS. Our TRS is a separate entity subject to federal income tax under the Internal Revenue Code. For the three months ended September 30, 2007 and 2006, we recorded current income tax recovery of $678 (federal income tax of $455 and state and local income tax of $223) and $44, respectively, which is included in other expenses and for the nine months ended September 30, 2007 and 2006, we recorded current net income tax expense of $0 and $72, respectively, which is included in other expenses. For the three months ended September 30, 2007 and 2006, we recorded no deferred tax benefit and for the nine months ended September 30, 2007 and 2006, we recorded a net deferred tax benefit of $900 and $0, respectively, which is included in other expenses. As of September 30, 2007, we recorded a $7,660 valuation allowance on deferred tax assets of $7,660 attributable to mark to market adjustments on credit default swaps and income tax net operating losses relating to our TRS. The valuation allowance is based on management's estimate that our TRS is not expected to generate sufficient taxable income to recover the deferred tax assets. As of December 31, 2006 we had a deferred tax liability of $900 attributable to mark to market adjustments on foreign currency swaps held in our TRS, which is included in accounts payable, accrued expenses and cash collateral payable.

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

        Our policy for interest and penalties on material uncertain tax positions recognized in our consolidated financial statements is to classify these as interest expense and operating expense, respectively. However, in accordance with FIN 48 we assessed our tax positions for all open tax years (Federal, years 2005 to 2006 and State, years 2005 to 2006) as of September 30, 2007 and concluded that we have no material FIN 48 liabilities to be recognized at this time.

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

        Earnings per Share—We compute basic and diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share ("SFAS 128"). Basic earnings per share ("EPS") is computed based on net income divided by the weighted average number of shares of common stock and other participating securities outstanding during the period. Diluted EPS is based on net income divided by the weighted average number of shares of common stock plus any additional shares of common stock attributable to stock options, provided that the options have a dilutive effect. At September 30, 2007 and September 30, 2006, options to purchase a total of 130,000 shares of common stock and 126,000 shares of common stock, respectively, have been excluded from the computation of diluted EPS as they were determined to be antidilutive.

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

        Our maximum exposure to loss as a result of our investment in these QSPEs totaled $194,355 as of September 30, 2007.

        The financing structures that we offer to the borrowers on certain of our real estate loans involve the creation of entities that could be deemed VIEs and therefore, could be subject to FIN 46R. In September 2007, we entered into an agreement to provide additional financing relating to an existing mezzanine construction loan, which triggered a reconsideration event under FIN 46R. This loan was determined to be a VIE; however, we concluded that we are not the primary beneficiary. Our management has evaluated the remainder of our real estate loans and has concluded that none of the remaining real estate loans are VIEs that are subject to the consolidation rules of FIN 46R. See Note 4.

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

        Concentration of Credit Risk and Other Risks and Uncertainties—Our investments are primarily concentrated in MBS that pass through collections of principal and interest from the underlying mortgages and there is a risk that some borrowers on the underlying mortgages will default. Therefore, MBS may bear some exposure to credit losses. Our maximum exposure to loss due to credit risk if all parties to our AFS investments failed completely to perform according to the terms of the contracts as of September 30, 2007 is $2,137,660. Our real estate loans and other investments may bear some exposure to credit losses. Our maximum exposure to loss due to credit risk if parties to the real estate loans, related and unrelated, and other investments failed completely to perform according to the terms of the loans and other agreements as of September 30, 2007 is $249,135.

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

        Credit risk also arises from the possibility that tenants may be unable to fulfill their lease commitments. We have a significant concentration of rental revenue from all three of our commercial properties given that JPMorgan Chase is the sole tenant of all three properties. Therefore, we are subject to concentration of credit risk, and the inability of this tenant to make its lease payments could have an adverse effect on us. Our exposure to this credit risk is mitigated since we have long-term leases in place for all three properties with a tenant that has an investment grade credit rating.

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

        Recent Accounting Pronouncements Not Yet Adopted—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value in GAAP and requires expanded financial statement disclosures about fair value measurements for assets and liabilities. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. SFAS 157 is effective for fiscal periods beginning after November 15, 2007. SFAS 157 will be effective for us beginning January 1, 2008, and we are currently evaluating the effects of SFAS 157 on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal periods beginning after November 15, 2007. SFAS 159 will be effective for us beginning January 1, 2008, and we are currently evaluating the effects of SFAS 159 on our consolidated financial statements.

        In June 2007, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 07-1, Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies ("SOP 07-1"). This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the "Guide"). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The effective date of SOP 07-1 has been indefinitely deferred. We are currently evaluating this new guidance and have not determined whether we will be required to apply the provisions of the Guide in presenting our consolidated financial statements if and when such deferral ends.

        Presentation—Certain reclassifications have been made in the presentation of the prior periods consolidated financial statements to conform to the September 2007 presentation.

3.    AVAILABLE FOR SALE SECURITIES

        Our available for sale securities are carried at their estimated fair values. The amortized cost and estimated fair values of our available for sale securities as of September 30, 2007 are summarized as follows:

Security Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
CMBS	$555,154	$700	$(87,813)	$468,041
Agency MBS	1,420,939	5,535	(2,829)	1,423,645
Non-Agency RMBS	225,964	438	(2,341)	224,061
ABS	20,508	—	(285)	20,223
Preferred stock	1,690	—	—	1,690

Total	$2,224,255	$6,673	$(93,268)	$2,137,660

        We pledge our available for sale securities to secure our repurchase agreements and collateralized debt obligations. The fair value of the available for sale securities that we pledged as collateral as of September 30, 2007 is summarized as follows:

Pledged as Collateral:	September 30, 2007
For borrowings under repurchase agreements	$1,667,403
For borrowings under collateralized debt obligations	466,099

Total	$2,133,502

        The aggregate estimated fair values by underlying credit rating of our available for sale securities as of September 30, 2007 was as follows:

	September 30, 2007
Security Rating	Estimated Fair Value	Percentage
AAA	$1,423,645	66.60%
AA	—	—
A	19,675	0.92
BBB	279,551	13.08
BB	205,363	9.61
B	132,767	6.21
Not rated	76,659	3.58

Total	$2,137,660	100.00%

        The face amount and net unearned discount on our investments as of September 30, 2007 was as follows:

Description:	September 30, 2007
Face amount	$2,646,219
Net unearned discount	(421,964)

Amortized cost	$2,224,255

        For the three months ended September 30, 2007 and the three months ended September 30, 2006, net discount on available for sale securities accreted into interest income totaled $6,950 and $3,689, respectively. For the nine months ended September 30, 2007 and the nine months ended September 30, 2006, net discount on available for sale securities accreted into interest income totaled $14,880 and $7,782, respectively.

        Commercial Mortgage-Backed Securities ("CMBS")—Our investments include CMBS, which are mortgage-backed securities that are secured by, or evidence ownership interests in, a single commercial mortgage loan, or a partial or entire pool of mortgage loans secured by commercial properties. The securities may be senior, subordinated, investment grade or non-investment grade.

        The following is a summary of our CMBS investments as of September 30, 2007:

						Weighted Average
		Gross Unrealized
Security Rating	Amortized Cost			Estimated Fair Value		Book Yield	Market Yield(1)	Term (yrs)
		Gains	Losses		Coupon
AAA	$—	$—	$—	$—	—%	—%	—%	—
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	251,997	—	(36,546)	215,451	5.76	6.43	9.27	9.06
BB	154,554	—	(24,327)	130,227	5.01	8.46	11.10	9.23
B	78,096	700	(12,336)	66,460	5.01	12.13	15.31	10.34
Not rated	70,507	—	(14,604)	55,903	5.07	16.34	28.03	10.87

Total CMBS	$555,154	$700	$(87,813)	$468,041	5.27	9.06	12.88	9.81

(1)
Market yield is calculated on a non-loss adjusted basis.

        Agency Mortgage-Backed Securities ("Agency MBS")—Our investments include (i) Agency mortgage pass-through certificates, which are securities issued or guaranteed by the Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") or Government National Mortgage Association ("Ginnie Mae") and (ii) Agency Collateralized Mortgage Obligations issued by Fannie Mae or Freddie Mac backed by mortgage pass-through securities and evidenced by a series of bonds or certificates issued in multiple classes (collectively, "Agency MBS").

        The following is a summary of our Agency MBS investments as of September 30, 2007:

Weighted Average
Gross Unrealized
Security Rating	Amortized Cost			Estimated Fair Value		Book Yield	Market Yield(1)	Term to Reset(yrs)
		Gains	Losses		Coupon
AAA	$1,420,939	$5,535	$(2,829)	$1,423,645	5.58%	5.32	5.08	1.73
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	—	—	—	—	—	—	—	—
BB	—	—	—	—	—	—	—	—
B	—	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—	—

Total Agency MBS	$1,420,939	$5,535	$(2,829)	$1,423,645	5.58	5.32	5.08	1.73

(1)
Market yield is calculated on a non-loss adjusted basis.

        Residential Mortgage-Backed Securities ("RMBS")—Our investments include RMBS, which are securities that represent participations in, and are secured by or payable from, mortgage loans secured by residential properties. Our RMBS investments include Non-Agency pass-through certificates which are rated classes in senior/ subordinated structures ("Non-Agency RMBS").

        The following is a summary of our Non-Agency RMBS investments as of September 30, 2007:

						Weighted Average
		Gross Unrealized
Security Rating	Amortized Cost			Estimated Fair Value		Book Yield	Market Yield(1)	Term (yrs)
		Gains	Losses		Coupon
AAA	$—	$—	$—	$—	—%	—%	—%	—
AA	—	—	—	—	—	—	—	—
A	19,678	—	(3)	19,675	6.52	16.06	30.63	2.30
BBB	44,028	—	(151)	43,877	6.90	16.47	28.95	2.43
BB	74,891	123	(718)	74,296	7.42	16.32	69.82	2.60
B	67,425	315	(1,433)	66,307	7.89	23.66	25.63	4.55
Not rated	19,942	—	(36)	19,906	6.86	66.10	127.81	3.53

Total Non-Agency RMBS	$225,964	$438	$(2,341)	$224,061	7.28	22.91	50.45	3.20

        Asset-Backed Securities ("ABS")—As of September 30, 2007, we invested in asset-backed securities with an estimated fair value of $20,223. Aircraft ABS generally are collateralized by aircraft leases. Issuers of consumer and aircraft ABS generally are special-purpose entities owned or sponsored by banks and finance companies, captive finance subsidiaries of non-financial corporations or specialized originators such as credit card lenders.

        The following is a summary of our ABS investments as of September 30, 2007:

Weighted Average
Gross Unrealized
Security Rating	Amortized Cost			Estimated Fair Value		Book Yield	Market Yield	Term (yrs)
		Gains	Losses		Coupon
AAA	$—	$—	$—	$—	—%	—%	—%	—
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	20,508	—	(285)	20,223	6.20	8.54	8.64	2.00
BB	—	—	—	—	—	—	—	—
B	—	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—	—

Total ABS	$20,508	$—	$(285)	$20,223	6.20	8.54	8.64	2.00

(1)
Market yield is calculated on a non-loss adjusted basis.

        Other Securities—We invested in the preferred stock of Millerton I CDO, with an estimated fair value of $840 as of September 30, 2007, and the preferred stock of Millerton II CDO, with an estimated fair value of $850 as of September 30, 2007. The preferred stock of Millerton I CDO was rated Ba3 and the preferred stock of Millerton II CDO was not rated at September 30, 2007.

        Unrealized Losses—For available for sale securities with unrealized losses, the following table sets forth the amortized cost, fair value and unrealized loss for such securities that we owned as of September 30, 2007:

Security Rating	Number of Securities	Amortized Cost	Fair Value	Unrealized Loss
AAA	22	$351,161	$348,332	$(2,829)
AA	—	—	—	—
A	9	19,678	19,675	(3)
BBB	64	287,386	250,404	(36,982)
BB	72	203,927	178,882	(25,045)
B	70	121,999	108,230	(13,769)
Not rated	47	89,144	74,504	(14,640)

Total	284	$1,073,295	$980,027	$(93,268)

        The unrealized losses on our securities are primarily the result of market factors, rather than credit impairment, and we have performed credit analyses in relation to such securities that support our belief that the carrying values of such securities are fully recoverable over their expected holding period. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other than temporarily impaired at September 30, 2007. Although our management expects to hold these securities until their recovery, there is no assurance that such securities will not be sold or at what price, if any, they might be sold.

        Other Than Temporary Impairments—For the three months ended September 30, 2007, in addition to 19 RMBS and two Agency MBS that were previously impaired in 2007, we recorded an impairment charge on an additional 83 RMBS, 16 CMBS and two preferred stock investments. The total impairment charge for the three months ended September 30, 2007 was $81,293, which was reclassified out of other comprehensive income. The impairment of 24 of the 102 RMBS and seven of the 16 CMBS, totaling $27,151 and $11,163, respectively, for that period is attributed to the decline in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets. The impairment of the remaining 78 of the 102 RMBS and both of the preferred stock investments, totaling $30,640 and $3,162, respectively, for that period is attributed to other than temporary declines in market values and is primarily a consequence of wider spreads affecting market values of the securities. The impairment of both of the Agency MBS and the remaining nine of the 16 CMBS, totaling $51 and $9,126, respectively, for that period is a result of our intent not to hold these securities to recovery where cost exceeds market value.

        For the nine months ended September 30, 2007, we recorded an impairment charge totaling $103,986 on 102 RMBS, 45 Agency MBS, 16 CMBS and two preferred stock investments, which was reclassified out of other comprehensive income. The impairment of 20 of the 102 RMBS and seven of the 16 CMBS, totaling $34,874 and $11,163, respectively, is attributed to the decline in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets. The impairment of the remaining 82 of the 102 RMBS and both of the preferred stock investments, totaling $36,282 and $3,162, respectively, is attributed to other than temporary declines in market values and is primarily a consequence of wider spreads affecting market values of the securities. The impairment of the remaining nine of 16 CMBS and 45 Agency MBS, totaling $9,177 and $9,379, respectively, is the result of our intent not to hold these securities to recovery where cost exceeds market value. At September 30, 2007, of the investments that we impaired during 2007, we still owned 102 RMBS, 15 Agency MBS, 16 CMBS and two preferred stock investments.

        For the three and nine months ended September 30, 2006, we recorded a loss on impairment of available for sale securities in the amount of $865 and $7,790, respectively, for securities that we determined to be other than temporarily impaired. Included in these amounts were impairments relating to nine Agency MBS and two CMBS that we determined that we did not intend to hold to recovery or maturity. Accordingly, under SFAS 115, we recorded an impairment charge on those securities of in the amount of $0 and $6,004, respectively, during the three and nine months ended September 30, 2006. As of September 30, 2006, all such securities had been sold. In addition, we recorded an impairment charge on two CMBS and eleven RMBS under EITF 99-20 in the amount of $865 and $1,786, respectively, for the three and nine months ended September 30, 2006. As of September 30, 2006, we still owned those thirteen securities.

        Sale of Available for Sale Securities—During the nine months ended September 30, 2007, we sold 24 securities for proceeds of $697,849 and realized a gain of $2,332 and we sold 37 securities for proceeds of $792,588 and realized a loss of $3,517. During the nine months ended September 30, 2006, we sold ten securities for proceeds of $113,476 realizing a gain of $1,240, we sold two securities at their carrying value for proceeds of $5,491 and we sold nine securities for proceeds of $293,274 realizing a loss of $2,009.

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

        The following is a summary of our real estate loans as of September 30, 2007 and December 31, 2006:

Loan Type	Number of Loans	Face Value	Carrying Value	Weighted Average Interest Rate	Maturity Range	Weighted Average Years to Maturity
September 30, 2007
Whole loans	15	$154,222	$155,736	6.32%	11/2009-8/2016	6.51
Construction loans	2	25,309	25,311	12.70	5/2008-7/2008	0.72
Mezzanine loans	3	31,923	31,895	9.92	10/2008-8/2016	7.35

	20	$211,454	$212,942	7.63	5/2008-8/2016	5.94

December 31, 2006
Whole loans	16	$198,942	$200,605	6.06%	11/2009-7/2021	8.9
Construction loans	2	20,052	20,056	11.48	11/2007-7/2008	1.3
Mezzanine loans	2	16,923	17,009	9.75	7/2008-2/2016	6.6

	20	$235,917	$237,670	6.78	11/2007-7/2021	8.1

        The carrying values of our loans as of September 30, 2007 and December 31, 2006 include unamortized underwriting fees of $202 and $180, respectively.

        The maturities of our real estate loans as of September 30, 2007 are as follows: $661 in 2007, $33,912 in 2008, $6,304 in 2009, $40,075 in 2010, $3,384 in 2011 and $127,118 thereafter.

        In 2005, we originated a $9,450 mezzanine construction loan to develop luxury residential condominiums in Portland, Oregon. In September 2007, we entered into an agreement with the borrower and the senior lender to increase both the mezzanine construction loan and the senior loan that requires additional capital contributions from the project equity holder to cover the remaining costs to complete the project. The mezzanine construction loan bears interest at an annual rate of 16% and had a maturity date of November 2007, which was subsequently extended until May 2008. Under the amended agreement governing the terms of the loan, interest on the loan was paid in cash through March 2006, was capitalized through September 2007, and will be paid in cash through May 2008. We advanced an additional $4,583, including capitalized interest of $430, during the three months ended September 30, 2007. We made advances of $5,712 during the nine months ended September 30, 2007, including capitalized interest of $1,105. The amended agreement was determined to be a reconsideration event under FIN 46R. This loan was determined to be a VIE; however, we concluded that we are not the primary beneficiary. Our maximum exposure to loss under this agreement as of September 30, 2007 totaled $13,770.

        Currently, the projected total costs to complete the project have increased from $41,400 to $59,393, including capitalized interest. As of September 30, 2007, of the 70 units available, 50 units have been sold subject to scheduled completion dates, which are not expected to be met.

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

        We pledge our real estate loans to secure our collateralized debt obligations and senior mortgage-backed notes. The fair value of the real estate loans that we pledged as collateral as of September 30, 2007 is summarized as follows:

Pledged as Collateral:	September 30, 2007
For borrowings under collateralized debt obligations	$18,000
For borrowing under senior mortgage-backed notes, related party	115,215

Total	$133,215

        During the third quarter of 2007, we sold one whole loan to an affiliate of our Manager at its carrying value, for proceeds of $45,159, and we sold one whole loan for proceeds of $9,935, realizing a loss of $179.

5.    ACQUISITIONS

  Houston and Phoenix properties

        On March 20, 2007, we acquired two properties located in Houston, Texas and Phoenix, Arizona totaling approximately 428,600 and 724,000 square feet, respectively, from an affiliate of our Manager for an aggregate purchase price of $234,710. Both properties are leased on a triple net basis to one tenant under leases that expire in 2021. In addition to the sale and purchase agreement, we entered into rent enhancement agreements with the seller under which we will receive payments through 2015 totaling $15,905. The present value of such payments is recorded as other receivables (net of amortization) totaling $12,457 on our balance sheet as of September 30, 2007, which partially offsets the below-market lease terms.

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

  Arlington property

        On September 25, 2007, we acquired a property located in Arlington, Texas totaling approximately 176,000 square feet from an affiliate of our Manager for a purchase price of $26,494. The property is leased on a triple net basis to the same tenant as the Houston and Phoenix properties under a lease that expires in 2027. In addition to the sale and purchase agreement, we entered into a rent enhancement agreement with the seller under which we will receive payments through 2019 totaling $6,902. The present value of such payments is recorded as other receivables totaling $4,486 on our balance sheet as of September 30, 2007, which partially offsets the below-market lease terms.

        The purchase price has been preliminarily allocated based on estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, pending the completion of an independent appraisal relating to certain of the lease origination costs included in intangible assets, which we anticipate to be completed in the fourth quarter of 2007. Accordingly, the fair value of assets acquired and liabilities assumed could differ from the amounts presented currently in our consolidated financial statements. However, we do not expect the final allocation to be materially different from that presented below.

        The following is a summary of the amounts preliminarily assigned to each major class of asset and liability at the date of acquisition:

Commercial real estate	$26,152
Intangible assets	4,014
Intangible liabilities	(8,158)
Rent enhancement receivable	4,486

Total	$26,494

        The transaction was financed with a $20,880 mortgage loan that bears interest at an annual rate of 6.29% and matures on October 1, 2017. We incurred financing costs of $95, which have been deferred and are being amortized over the term of the loan.

6.    COMMERCIAL REAL ESTATE

        The components of commercial real estate as of September 30, 2007 are as follows:

September 30, 2007
Land	$17,556
Buildings and improvements	222,431

Commercial properties	239,987
Less: Accumulated depreciation	(3,084)

Total	$236,903

        The depreciation expense related to commercial real estate included in the operating results for the three months and nine months ended September 30, 2007 was $1,467 and $3,084, respectively.

        The following is a schedule of future minimum rent payments to be received under the leases at the three properties acquired:

Rent Payments
Remainder of 2007	$2,743
2008	11,174
2009	11,398
2010	11,625
2011	11,857
Thereafter	139,006

7.    OTHER INVESTMENTS

        The components of other investments as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006
Investment in foreign credit facility	$—	$20,133
Investment in trust preferred securities	1,550	—
Interest in equity investment	34,643	—

Total other investments	$36,193	$20,133

        The interest in equity investment represents an investment in a private equity fund that invests in real estate investments. The fund is managed by an affiliate of our Manager and the investment was approved by the independent members of our board of directors. In addition to the initial investment of $28,462 in January 2007, we agreed to a future capital commitment of $10,392. Certain distributions from the private equity fund are classified as recallable by the fund. Distributions totaled $4,499 and $7,631 with recallable capital amounts totaling $3,333 and $4,776 for the three and nine months ended September 30, 2007, respectively. As of September 30, 2007, we had made capital contributions of $11,633 and our unfunded commitment totaled $3,535. Income from the interest in equity investment for the three and nine months ended September 30, 2007 can be broken down in the following components:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Income from equity investment before management and promote fees	$929	$2,989
Management fee	15	(215)
Promote fee	(203)	(595)

Income from equity investment	$741	$2,179

        In September 2007, we sold our investment in foreign credit facility for total proceeds of $23,118 and realized a gain of $42.

8.    INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES

        The intangible assets and liabilities arose on the acquisition of the commercial real estate properties in March 2007 and September 2007.

        As of September 30, 2007, the components of intangible assets are as follows:

	September 30, 2007	Weighted Average Life (Years)
Lease origination costs	$81,868	14.8
Below-market ground lease	2,919	59.0
Mineral rights	309

Total	85,096
Less: Accumulated amortization	(2,867)

Intangible assets	$82,229

        The amortization of lease origination costs for the three months and nine months ended September 30, 2007 was $1,348 and $2,841, respectively, and is included in depreciation and amortization expense. The amortization of below-market ground lease, which is included in commercial real estate expenses, for the three months and nine months ended September 30, 2007 was $12 and $26, respectively. The estimated amortization of these intangible assets for the next five years is $1,404 for the remainder of 2007, $5,615 in 2008, $5,615 in 2009, $5,615 in 2010 and $5,615 in 2011.

        Below market leases, net of amortization, which are classified as intangible liabilities, are $79,276 as of September 30, 2007. The amortization of intangible liabilities included in rental income for the three months and nine months ended September 30, 2007 was $1,277 and $2,687, respectively. The estimated amortization for the next five years is $1,372 for the remainder of 2007, $5,488 in 2008, $5,488 in 2009, $5,488 in 2010 and $5,488 in 2011.

9.    DEBT AND OTHER FINANCING ARRANGEMENTS

        The following is a summary of our debt as of September 30, 2007 and December 31, 2006:

Type of Debt:	September 30, 2007	December 31, 2006
Repurchase agreements	$1,539,259	$2,723,643
Repurchase agreements, related party	37,319	144,806
Collateralized debt obligations	507,405	194,396
Mortgage payable	219,380	—
Senior mortgage-backed notes, related party	100,477	—
Junior subordinated notes held by trust that issued trust preferred securities	51,550	—

Total Debt	$2,455,390	$3,062,845

        Repurchase Agreements—As of September 30, 2007, we had entered into master repurchase agreements with various counterparties to finance our asset purchases on a short term basis. Under these agreements, we sell our assets to the counterparties and agree to repurchase those assets on a certain date at a repurchase price generally equal to the original sales price plus accrued interest. The counterparties will purchase each asset financed under the facility at a percentage of the asset's value on the date of origination, which is the purchase rate, and we will pay interest to the counterparty at short term interest rates (usually based on one-month LIBOR) plus a pricing spread. We have agreed to a schedule of purchase rates and pricing spreads with these counterparties that generally are based upon the class and credit rating of the asset being financed. The facilities are recourse to us. For financial reporting purposes, we characterize all of the borrowings under these facilities as balance sheet financing transactions.

        Under the repurchase agreements, we are required to maintain adequate collateral with these counterparties. If the market value of the collateral we have pledged declines, then the counterparty may require us to provide additional collateral to secure our obligations under the repurchase agreement. As of September 30, 2007, we were required to provide additional collateral in the amount of $18,924, which is included in restricted cash on the balance sheet.

        As of September 30, 2007, we had repurchase agreements outstanding in the amount of $1,576,578 with a weighted average borrowing rate of 5.45%. As of September 30, 2007, the repurchase agreements had remaining weighted average maturities of 14 days and are summarized below:

Repurchase Counterparty	Outstanding Balance	Fair Value of Collateral	Weighted Average Borrowing Rate	Maturity Range (days)
Related Party
Trilon International, Inc.	$37,319	$34,643	5.80%	15

Unrelated Parties
Bear, Stearns & Co. Inc.	86,884	90,525	5.35	4
Citigroup Global Markets Inc.	174,160	179,422	5.66	4-12
Credit Suisse First Boston LLC	438,330	458,457	5.41	4-12
Deutsche Bank Securities Inc.	201,422	213,984	5.19	18-24
Goldman, Sachs & Co.	2,565	7,336	7.56	4
Greenwich Capital Markets, Inc.	220,752	231,668	5.34	5-24
Lehman Brothers Inc.	92,257	109,541	5.75	12
Liquid Funding Ltd.	38,295	87,077	6.70	16
Merrill Lynch, Pierce, Fenner & Smith Incorporated	193,015	200,242	5.16	24
Morgan Stanley & Co., Incorporated	63,395	71,613	5.50	4-40
Wachovia Bank, National Association	28,184	62,511	6.61	30

	1,539,259	1,712,376

Total	$1,576,578	$1,747,019	5.45	4-40

        As of September 30, 2007, the maturity ranges of our outstanding repurchase agreements segregated by our available for sale securities and real estate loans are as follows:

	Up to 30 days	31 to 90 days	Over 90 days	Total
Agency MBS	$1,413,333	$8,910	$—	$1,422,243
Non-Agency RMBS	39,614	—	—	39,614
CMBS	45,211	11,800	—	57,011
ABS	14,788	—	—	14,788
CDO Notes(1)	5,603	—	—	5,603
Other investments	37,319	—	—	37,319

Total	$1,555,868	$20,710	$—	$1,576,578

(1)
This is a retained below-investment grade class from one of our CDO issuances.

        In August 2005, we entered into a $200,000 Master Repurchase Agreement (the "Master Repurchase Agreement") with Wachovia Bank (the "Bank"). The Master Repurchase Agreement expires November 2007. Subject to the terms and conditions thereof, the Master Repurchase Agreement provides for the purchase, sale and repurchase of commercial and residential mortgage loans, commercial mezzanine loans, B Notes, participation interests in the foregoing, commercial mortgage-backed securities and other mutually agreed upon collateral and bears interest at varying rates over LIBOR based upon the type of asset included in the repurchase obligation. In November 2005, the Bank increased the borrowing capacity to $275,000. In August 2007, we and the Bank agreed to decrease the borrowing capacity to $100,000. As of September 30, 2007, the unused amount under the Master Repurchase Agreement was $71,816.

        Collateralized Debt Obligations ("CDOs")—In November 2005, we issued approximately $377,904 of CDOs through two newly-formed subsidiaries, Crystal River CDO 2005-1, Ltd. (the "2005 Issuer") and Crystal River CDO 2005-1 LLC (the "2005 Co-Issuer"). The CDO consists of $227,500 of investment grade notes and $67,750 of non-investment grade notes, each with a final contractual maturity date of March 2046, which were co-issued by the 2005 Issuer and the 2005 Co-Issuer, and $82,654 of preference shares, which were issued by the 2005 Issuer. We retained all of the non-investment grade securities, the preference shares and the common shares in the 2005 Issuer. The 2005 Issuer holds assets, consisting primarily of whole loans, CMBS and RMBS, which serve as collateral for the CDO. Investment grade notes in the aggregate principal amount of $217,500 were issued with floating coupons with a combined weighted average interest rate of three-month LIBOR plus 0.58%. In addition, $10,000 of investment grade notes were issued with a fixed coupon rate of 6.02%. The CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from the senior-most to junior-most as loans are repaid. We incurred approximately $5,906 of issuance costs, which is amortized over the average life of the CDO. The 2005 Issuer and 2005 Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. As of September 30, 2007, the CDO was collateralized by available for sale securities with a carrying value of $197,168 and real estate loans with a carrying value of $18,004.

        In January 2007, we issued approximately $390,338 of CDOs ("CDO II") through two newly-formed subsidiaries, Crystal River Capital Resecuritization 2006-1 Ltd. (the "2006 Issuer") and Crystal River Capital Resecuritization 2006-1 LLC (the "2006 Co-Issuer"). CDO II consists of $324,956 of investment grade notes and $14,638 of non-investment grade notes, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $19,517 of non-investment grade notes and $31,227 of preference shares, which were issued by the 2006 Issuer. The 2006 Issuer initially held cash totaling $58,600 that was designated for the future funding of additional investments. As of September 30, 2007, all of such cash had been invested. We retained all of the non-investment grade securities, the preference shares and the common shares in the 2006 Issuer. The 2006 Issuer holds assets, consisting of CMBS, which serve as collateral for CDO II. Investment grade notes in the aggregate principal amount of $324,956 were issued with floating coupons with a combined weighted average interest rate of three-month LIBOR plus 0.57%. We incurred approximately $6,006 of issuance costs, which will be amortized over the average life of CDO II. The 2006 Issuer and the 2006 Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. As of September 30, 2007, CDO II was collateralized by available for sale securities with a carrying value of $268,931.

        Senior Mortgage-Backed Notes, Related Party—In April 2007, we issued $115,000 of senior mortgage-backed notes through a newly-formed subsidiary, CRZ ABCP Financing LLC. We retained $9,250 of senior subordinated mortgage-backed notes and $4,250 of subordinated mortgage-backed notes. CRZ ABCP Financing LLC holds assets, consisting of commercial whole mortgage loans, which serve as collateral for the mortgage-backed notes. Senior mortgage-backed notes in the aggregate principal amount of $101,500 were issued to an affiliate of our Manager with floating coupons with an interest rate of three-month LIBOR plus 0.35%. Interest on the senior mortgage-backed notes is payable monthly. The senior mortgage-backed notes mature in April 2017 and the outstanding principal is due at maturity. Early repayments of the underlying mortgage loans require repayment of a portion of the senior mortgage-backed notes. The senior mortgage-backed notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the senior mortgage-backed notes issued were used to repay outstanding debt under our repurchase agreements. As of September 30, 2007, the mortgage-backed notes were collateralized by real estate loans with a carrying value of $115,356.

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

        Mortgages Payable—In March 2007, we financed a portion of our purchase of two office buildings located in Houston, Texas and Phoenix, Arizona, with a $198,500 mortgage loan that bears interest at an annual rate of 5.509% and matures on April 1, 2017. The mortgage provides for payments of interest only throughout the term of the loan and the entire principal is due at maturity. We incurred financing costs of $209, which have been deferred and are being amortized over the term of the loan. In September 2007, we financed a portion of our purchase of one office building located in Arlington, Texas with a $20,880 mortgage loan that bears interest at an annual rate of 6.29% and matures on October 1, 2017. The mortgage provides for payments of interest only until October 1, 2010, after which we will be required to make monthly payments of $129. We will be required to pay the remaining principal and accrued interest at maturity. We incurred financing costs of $95, which have been deferred and are being amortized over the term of the loan.

        Revolving Credit Facilities—In March 2006, we entered into an unsecured credit facility with Signature Bank that provides for borrowings of up to $31,000 in the aggregate. In November 2007, we and Signature Bank amended the terms of the facility to convert the facility to a secured revolving credit facility that provides for borrowings of up to $12,000 in the aggregate. The facility is secured by a real estate loan that we own that has a carrying value of $19,000. The credit facility expires in March 2009. The credit facility provides for monthly repayments of all amounts due. Borrowings under the credit facility bear interest at a rate equal to the bank's prime interest rate or 2.25% over LIBOR. We had no amounts outstanding under this credit facility at September 30, 2007.

        In August 2007, we entered into a $100,000 unsecured 364-day credit facility with Brascan (U.S.) Corp., an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brascan (US) Corp. amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100,000 in the aggregate and expires in November 2008. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendment were approved by the independent members of our board of directors. The credit agreement contains customary representations, warranties and covenants, including covenants limiting dividends, liens, mergers, asset sales and other fundamental changes. In addition, the credit agreement contains additional covenants, which include maintaining a certain minimum net worth, earning a certain minimum level of net income, and maintaining a maximum ratio of debt to equity. Through November 8, 2007 we have not borrowed any funds under this credit facility.

        Restrictive Covenants and Maturities—Certain of our repurchase agreements and our revolving credit facilities contain financial covenants, including maintaining our REIT status and maintaining a specific net asset value or worth. We were in compliance with all our financial covenants as of December 31, 2006. Effective as of September 30, 2007, we and many of our counterparties amended the terms of both of our credit facilities and several of our repurchase agreements to reset certain financial covenants that we otherwise would have failed to meet as of September 30, 2007. After giving effect to all such amendments, as of September 30, 2007, we were in compliance with all of our financial covenants.

        Interest Expense—Interest expense is comprised of the following:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Interest on repurchase agreements	$30,867	$39,180	$97,029	$95,471
Interest on interest rate swap agreements	(3,532)	(3,850)	(9,308)	(7,532)
Interest on CDO notes	7,795	3,160	22,338	9,036
Interest on senior mortgage-backed notes, related party	1,504	—	2,654	—
Interest on mortgage payable	2,682	—	5,880	—
Interest on junior subordinated notes	990	—	2,089	—
Interest on notes payable, related party	—	—	—	239
Amortization of deferred financing costs	1,170	517	2,455	1,500
Other	364	445	831	1,014

Total interest expense	$41,840	$39,452	$123,968	$99,728

        Interest payable is comprised of the following:

	September 30, 2007	December 31, 2006
Interest on repurchase agreements	$8,289	$18,530
Interest on CDO notes	1,283	874
Interest on senior mortgage-backed notes, related party	238	—
Interest on junior subordinated notes	671	—
Interest on mortgage payable	911	—
Other	9	13

Total interest payable	$11,401	$19,417

10.    COMMITMENTS AND CONTINGENCIES

        We invest in real estate construction loans. As of September 30, 2007, we had an outstanding commitment to fund a real estate construction loan of $1,061. During the nine months ended September 30, 2007, we made advances totaling $545 under this commitment.

        In January 2007, we made a $28,462 investment in a private equity fund that invests in real estate investments. The fund is managed by an affiliate of our Manager and the investment was approved by the independent members of our board of directors. In connection with that investment, we agreed to a future capital commitment of $10,392. Certain distributions from the private equity fund may be recalled by the fund's manager for reinvestment purposes. Distributions during the three and nine months ended September 30, 2007 totaled $4,499 and $7,631, respectively, which included $3,333 and

$4,776, respectively, that were subject to recall by the fund's manager. As of September 30, 2007, the unfunded commitment totaled $3,535.

11.    RISK MANAGEMENT TRANSACTIONS

        Our objectives in using derivatives include reducing our exposure to interest expense movements through our use of interest rate swaps, reducing our exposure to foreign currency movements through our use of foreign currency swaps, and generating additional yield for investing through our use of credit default swaps.

        The fair value of our derivatives at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
Derivative Assets:
Interest rate swaps	$3,426	$13,410
Interest rate caps	130	334
Foreign currency swaps	—	2,744
Credit default swaps	2,633	3,305
Interest receivable—swaps and caps	532	1,072

Total derivative assets	$6,721	$20,865

Derivative Liabilities:
Interest rate swaps	$6,871	$2,448
Foreign currency swaps	—	764
Credit default swaps	37,636	—
Interest payable—swap	4,555	7,936

Total derivative liabilities	$49,062	$11,148

        The notional amount of our interest rate swap open positions and interest rate cap open positions as of September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006
Interest rate swaps on reverse repurchase agreements	$927,388	$1,285,433
Interest rate caps on reverse repurchase agreements	200,000	200,000
Interest rate swaps on mortgage-backed notes	109,708	—
Interest rate swaps on CDO notes	50,414	52,069
Interest rate swaps on CDO II notes	240,467	240,467

	$1,527,977	$1,777,969

        As of September 30, 2007 and December 31, 2006, we had unhedged repurchase agreements totaling $449,190 and $1,383,016, respectively.

        The change in unrealized gains (loss) on interest rate swaps and caps designated as cash flow hedges is separately disclosed in the statement of changes in stockholders' equity. As of September 30, 2007 and December 31, 2006, unrealized gains (losses) aggregating $(4,686) and $7,169, respectively, on active cash flow hedges were recorded in accumulated other comprehensive income (loss). The net deferred gains on settled swaps for the three months ended September 30, 2007 and September 30, 2006 and for the nine months ended September 30, 2007 and September 30, 2006 were $2,525, $0, $68 and $0, respectively, and are being amortized into earnings through interest expense.

        For the nine months ended September 30, 2007 and September 30, 2006, the amount of net realized gains on settled swaps amortized from accumulated other comprehensive income (loss) into earnings was $1,062 and $100, respectively. In the same periods, an additional $654 and $415, respectively, relating to other comprehensive income on active swaps and the premium on interest rate caps also was amortized into earnings through interest expense.

        In August 2007, we sold a commercial real estate loan that was denominated in Canadian dollars and in September 2007, we sold an investment that was denominated in British pounds. In connection with these sales, we terminated two corresponding foreign currency swaps and recorded a total realized loss of $5,149 on the termination of the swaps. As of September 30, 2007, we did not have any foreign currency swaps in place.

        The components of realized and unrealized gain (loss) on derivatives are as follows:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Realized/unrealized gains (losses) on credit default swaps ("CDS")	$(25,090)	$453	$(33,435)	$5,442
Realized/unrealized gains (losses) on foreign currency swaps ("FCS")	301	135	(5,149)	(735)
Unrealized gains (losses) on hedge ineffectiveness	(20)	(7)	(337)	244
Unrealized gains (losses) on economic hedges not designated for hedge accounting	(3,619)	(2,284)	(3,363)	65
Realized losses on settlement of interest rate swaps	—	—	(182)	—
Premium earned from CDS	825	400	1,724	1,131
Swap transaction expense	(121)	—	(359)	—

Net realized and unrealized gains (losses) on derivatives	$(27,724)	$(1,303)	$(41,101)	$6,147

        As of September 30, 2007 and December 31, 2006, we were required to provide collateral in respect of our interest rate swaps in the amount of $55,462 and $17,408, respectively, which is included in restricted cash on the balance sheet.

        As of September 30, 2007, we held various credit default swaps, as the protection buyer and seller, with notional amount of $245,000. A credit default swap ("CDS") is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard CDS contract, one party, referred to as the protection buyer, purchases credit default protection from another party, referred to as the protection seller, for a specific notional amount of obligations of a reference entity. In these transactions, the protection buyer pays a premium to the protection seller. The premium generally is paid monthly in arrears, but may be paid in full up front in the case of a CDS with a short maturity. Generally, if a credit event occurs during the term of the CDS, the protection seller pays the protection buyer the notional amount and takes delivery of the reference entity's obligation. CDS are generally unconditional, irrevocable and non-cancelable.

12.    STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE PLAN

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

        During the nine months ended September 30, 2007, a former executive officer resigned and forfeited 20,000 shares of restricted common stock that were issued during the year ended December 31, 2006 and had not vested as of the date of his resignation.

        During the nine months ended September 30, 2007, we issued 2,000 shares of restricted common stock to an independent member of our board of directors. In addition, for the nine months ended September 30, 2007, we also have issued 16,464 deferred stock units and restricted stock units to certain independent members of our board of directors. Of these amounts, 14,122 deferred stock units and restricted stock units and 2,000 shares of restricted stock were issued in lieu of cash remunerations. These independent members of our board of directors fully vested in the deferred stock units at the date of grant.

        The fair value of unvested shares of the restricted stock issued to our Manager, directors and employees of our Manager's affiliates as of September 30, 2007 was $794 and the fair value of unvested stock options granted as of September 30, 2007 was $29 ($0.68 per share). For the nine months ended September 30, 2007 and September 30, 2006 and the three months ended September 30, 2007 and September 30, 2006, $564, $711, $80 and $211, respectively, was expensed relating to the amortization of the restricted stock and the stock options. For the nine months ended September 30, 2007 and September 30, 2006 and the three months ended September 30, 2007 and September 30, 2006, $368, $210, $116 and $57, respectively, was expensed relating to the amortization of deferred stock units.

        The Binomial option pricing model was used for pricing our stock options with the following assumptions as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Strike price	$25.00	$25.00
Dividend yield	12.4%	10.75%
Expected volatility	30.0%	22.0%
Risk free interest rate	5.0%	5.0%
Expected life of options	6 years	6 years

        Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Our stock options have characteristics that are significantly different from those of traded options and changes in the subjective input assumptions could materially affect the fair value estimate.

        The following table shows our stock repurchase activity during the third quarter of 2007.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
August 21 - 31, 2007	55,400	$14.48	55,400	1,944,600
September 1 - 30, 2007	119,600	15.28	175,000	1,825,000

(1)
On August 7, 2007, our Board of Directors authorized and announced the repurchase of 2,000,000 shares of our common stock in open-market or in privately negotiated transactions. The amount and timing of purchases will depend upon a number of factors, including the price and availability of our shares and general market conditions. This program has no expiration date but may be terminated by our Board of Directors at any time. We purchased an aggregate of 175,000 shares during the periods indicated above under this program. There are 1,825,000 shares remaining for repurchase under this program as of September 30, 2007.

(2)
Includes brokerage commissions.

        Accumulated other comprehensive income (loss) as of September 30, 2007 and December 31, 2006 was comprised of the following:

	September 30, 2007	December 31, 2006
Net unrealized gains (losses) on available for sale securities	$(86,596)	$3,561
Net realized and unrealized gains (losses) on interest rate swap and cap agreements accounted for as cash flow hedges	(3,197)	9,651

Total other comprehensive income (loss)	$(89,793)	$13,212

13.    FINANCIAL RISKS

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

        As of September 30, 2007, the mortgage loans in the underlying collateral pools for all securities we owned were secured by properties predominantly in California (22%), Florida (10%), Arizona (7%),

New York (7%) and Texas (6%). All other states or countries comprise individually less than 5% as of September 30, 2007.

14.    RELATED PARTY TRANSACTIONS

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

        In addition, under the Agreement, our Manager earns a quarterly incentive fee equal to 25% of the amount by which the quarterly net income per share, as defined in the Agreement (which principally excludes the effect of stock compensation and the unrealized change in derivatives), exceeds an amount equal to the product of the weighted average of the price per share of the common stock we issued in the Private Offering and in the Public Offering and the price per share of common stock in any subsequent offerings by us, multiplied by the higher of (i) 2.4375% or (ii) 25% of the then applicable 10 year Treasury note rate plus 0.50%, multiplied by the then weighted average number of outstanding shares for the quarter. The incentive fee is paid quarterly. The Agreement provides that 10% of the incentive management fee is to be paid in shares of our common stock (providing that such payment does not result in our Manager owning directly or indirectly more than 9.8% of our issued and outstanding common stock) and the balance is to be paid in cash. Our Manager may, at its sole discretion, elect to receive a greater percentage of its incentive management fee in shares of our common stock. The incentive management fees included in our consolidated statements of operations that were incurred during the nine months ended September 30, 2007 and September 30, 2006 and the three months ended September 30, 2007 and September 30, 2006 were $124, $68, $0 and $68, respectively.

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

        We issued to our Manager 84,000 shares of our restricted common stock and granted options to purchase 126,000 shares of our common stock for a 10 year period at a price of $25 per share in

March 2005. We issued to one of our executive officers 30,000 shares of restricted common stock in March 2006. 10,000 of such shares vested on March 15, 2007 and the remaining 20,000 shares were forfeited in April 2007 when the executive officer to whom such shares were issued resigned from his position with us. We issued to one of our directors 2,000 shares of restricted stock in November 2006 and 2,000 shares of restricted stock in May 2007, both of which vest on the first anniversary of the date of issuance. For the nine months ended September 30, 2007 and September 30, 2006 and the three months ended September 30, 2007 and September 30, 2006, the base management expense was $5,097, $4,726, $1,365 and $1,889, respectively. Included in the management fee expense for the nine months ended September 30, 2007 and September 30, 2006 and the three months ended September 30, 2007 and September 30, 2006 is $500, $682, $51 and $207, respectively, of amortization of stock-based compensation related to restricted stock and options granted.

        The Agreement provides that we are required to reimburse our Manager for certain expenses incurred by our Manager on our behalf provided that such costs and reimbursements are no greater than that which would be paid to outside professionals or consultants on an arm's length basis. For the nine months ended September 30, 2007 and September 30, 2006 and the three months ended September 30, 2007 and September 30, 2006, we were not charged any reimbursable costs by our Manager.

        In January 2007, we purchased a $28,462 investment in BREF One, LLC (the "Fund"), a real estate finance fund sponsored by Brookfield Asset Management Inc. ("Brookfield"), the indirect parent of our Manager, and managed by a Brookfield subsidiary, and incurred a $10,392 unfunded capital commitment to the Fund. The acquisition was made from two subsidiaries of Brookfield. As of September 30, 2007, the unfunded commitment totaled $3,535. In addition, income from the equity investment in the Fund for the three months and the nine months ended September 30, 2007 was $741 and $2,179, respectively.

        In February 2007, we entered into a sale and purchase agreement with BREOF BNK Fannin LP and BREOF BNK Phoenix LLC, two subsidiaries of a real estate opportunity fund sponsored by Brookfield and managed by a Brookfield subsidiary, to acquire two commercial properties as described in Note 5 to these financial statements for a total value of $234,710. We paid the purchase price for the properties with the proceeds from a $198,500 mortgage loan from an external lender that bears interest at an annual rate of 5.509% and matures on April 1, 2017 and with available cash. In addition to the sale and purchase agreement, we entered into rent enhancement agreements with BREOF BNK Fannin LP and BREOF BNK Phoenix LLC under which we will receive monthly rent enhancement payments through 2015 totaling $15,905.

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

Interest on the senior mortgage-backed notes is payable monthly. The senior mortgage-backed notes mature in April 2017 and the outstanding principal is due at maturity. Early repayments of the underlying mortgage loans require repayment of a portion of the senior mortgage-backed notes. The senior mortgage-backed notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the senior mortgage-backed notes issued were used to repay outstanding debt under our repurchase agreements. As of September 30, 2007, the mortgage-backed notes were collateralized by real estate loans with a carrying value of $115,356.

        In August 2007, we entered into a $100,000 unsecured 364-day credit facility with Brascan (U.S.) Corp., an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brascan (US) Corp. amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100,000 in the aggregate and expires in November 2008. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendment were approved by the independent members of our board of directors. The credit agreement contains customary representations, warranties and covenants, including covenants limiting dividends, liens, mergers, asset sales and other fundamental changes. In addition, the credit agreement contains additional covenants, which include maintaining a certain minimum net worth, earning a certain minimum level of net income, and maintaining a maximum ratio of debt to equity. Through November 8, 2007 we have not borrowed any funds under this credit facility.

        In September 2007, we entered into a sale and purchase agreement with BREOF BNK2 Arlington LP, a subsidiary of a real estate opportunity fund sponsored by Brookfield and managed by a Brookfield subsidiary, to acquire one commercial property as described in Note 5 to these financial statements for a total value of $26,494. We paid the purchase price for the property with the proceeds from a $20,880 mortgage loan from an external lender that bears interest at an annual rate of 6.29% and matures on October 1, 2017 and with available cash. In addition to the sale and purchase agreement, we entered into rent enhancement agreements with BREOF BNK2 Arlington LP under which we will receive monthly rent enhancement payments through 2019 totaling $6,902.

        The following amounts from related party transactions are included in our statement of operations for the three and nine months ended September 30, 2007 and September 30, 2006:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Interest income from real estate loans to related parties	$310	$611	$1,517	$1,781
Interest expense on indebtedness to related parties	1,818	583	5,937	1,489
Interest income from rent enhancement receivables from related parties	172	—	365	—
Income from equity investment in private investment fund managed by related party	741	—	2,179	—

        The following amounts from related party transactions are included in our balance sheets as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Real estate loans to related parties	$—	$42,885
Interest receivable from real estate loans to related parties	—	1,134
Interest payable on indebtedness to related parties	251	117
Rent enhancement receivable from related parties	16,948	—
Investment in private investment fund managed by related party	34,643	—
Senior mortgage-backed notes, related party	100,477	—
Repurchase agreements, related party	37,319	144,806

        We and our Manager have entered into sub-advisory agreements with other affiliated entities and the fees payable under such agreements will be paid from any management fees earned by our Manager. In addition, certain of these affiliated sub-advisory entities introduced investments to us for purchase that we acquired for a total of $289,009 and $21,441 during the nine months ended September 30, 2007 and September 30, 2006, respectively. The purchase price was determined at arm's length and the acquisition was approved in advance by the independent members of our board of directors.

15.    EARNINGS PER SHARE

        The following table sets forth the calculation of Basic and Diluted EPS for the nine months ended September 30, 2007 and September 30, 2006 (in thousands, except share and per share amounts):

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Net Loss	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic EPS:
Net earnings per share of common stock	$(95,464)	25,023,058	$(3.82)	$32,707	19,166,846	$1.71
Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	—		—	—

Diluted EPS:
Net earnings per share of common stock and assumed conversions	$(95,464)	25,023,058	$(3.82)	$32,707	19,166,846	$1.71

        The following table sets forth the calculation of Basic and Diluted EPS for the three months ended September 30, 2007 and September 30, 2006 (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Net Loss	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic EPS:
Net earnings per share of common stock	$(93,934)	24,995,885	$(3.76)	$11,255	22,422,507	$0.50
Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	—		—	—

Diluted EPS:
Net earnings per share of common stock and assumed conversions	$(93,934)	24,995,885	$(3.76)	$11,255	22,422,507	$0.50

        At September 30, 2007 and September 30, 2006, options to purchase a total of 130,000 shares of common stock and 126,000 shares of common stock, respectively, have been excluded from the computation of diluted EPS as they were determined to be antidilutive.

16.    INITIAL PUBLIC OFFERING

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

17.    SUBSEQUENT EVENTS

        In August 2007, we entered into a $100,000 unsecured 364-day credit facility with Brascan (U.S.) Corp., an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brascan (US) Corp. amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100,000 in the aggregate and expires in November 2008. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendment were approved by the independent members of our board of directors. The credit agreement contains customary representations, warranties and covenants, including covenants limiting dividends, liens, mergers, asset sales and other fundamental changes. In addition, the credit agreement contains additional covenants, which include maintaining a certain minimum net worth, earning a certain minimum level of net income, and maintaining a maximum ratio of debt to equity. Through November 8, 2007 we have not borrowed any funds under this credit facility.

        During the period October 1, 2007 to November 8, 2007, we closed out four CDS on single names in an aggregate notional amount of $35,000 and five CDS on the CMBX in an aggregate notional amount of $95,000. In the fourth quarter of 2007, we estimate that we will recognize additional losses of approximately $6,300 and $21,900 on these CDS, respectively, related to our closing out these nine CDS.

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

Overview

        We are a specialty finance company formed on January 25, 2005 by Hyperion Brookfield Asset Management, Inc., which we refer to as Hyperion Brookfield, to invest in real estate-related securities and various other asset classes. We commenced operations in March 2005. We have elected and qualified to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005 and expect to qualify as a REIT in subsequent tax years. We invest in financial assets and intend to construct an investment portfolio that is leveraged where appropriate to seek to achieve attractive risk-adjusted returns and that is structured to comply with the various federal income tax requirements for REIT status and to qualify for an exclusion from regulation under the Investment Company Act of 1940, which we refer to as the Investment Company Act. Our current focus is on the following asset classes:

  •
  Commercial real estate, commercial real estate-related securities (principally CMBS), Agency MBS and RMBS;

  •
  Whole mortgage loans, bridge loans, B Notes and mezzanine loans; and

  •
  Other ABS, including CDOs and consumer ABS.

        We completed a private offering of 17,400,000 shares of our common stock in March 2005 in which we raised net proceeds of approximately $405.6 million. We completed our initial public offering of 7,500,000 shares of our common stock, which we refer to as our IPO, in August 2006 in which we raised net proceeds of approximately $158.6 million. We have fully invested the proceeds from the March 2005 private offering and our IPO, and, as of September 30, 2007, have a portfolio of MBS and other investments of approximately $2.6 billion, which we may reallocate from time to time to achieve our optimal portfolio allocation for prevailing market conditions. We are externally managed by Hyperion Brookfield Crystal River Capital Advisors, LLC, which we refer to as Hyperion Brookfield Crystal River or our Manager. Hyperion Brookfield Crystal River is a wholly-owned subsidiary of Hyperion Brookfield.

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

Our Business Model

        Our interest, dividend and rental income net of interest expense, which we refer to as our net investment income, is generated primarily from the net spread, or difference, between the interest, dividend and rental income we earn on our investment portfolio and the cost of our borrowings and hedging activities. Our net investment income will vary based upon, among other things, the difference between the interest rates earned on our various interest-earning assets and the borrowing costs of the liabilities used to finance those investments. Other than our investments in Agency MBS, we generally attempt to match fund our assets in order to match the maturity of the investments with the maturity of the financing sources used to make such investments. Although we do not match fund Agency MBS due to their average 30 year maturities, we utilize interest rate swaps to hedge much of our interest rate exposure to these securities. We also utilize CDO financings, where match funding occurs as a result of cash flows from the collateral pool paying the interest on the debt securities issued by the CDO.

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

        In addition, our returns will be affected by the credit performance of our CMBS and Non-Agency RMBS investments. If credit losses on our investments or the loans underlying our investments increase, it may have an adverse affect on our performance.

        Hyperion Brookfield Crystal River is entitled to receive a base management fee that is based on the amount of our equity (as defined in the management agreement), regardless of the performance of our portfolio. Accordingly, the payment of our management fee is not primarily dependent on our profitability (except to the extent that our equity is affected) and may lead us to incur losses.

        Our ability to maintain our dividends and grow our business is dependent on our ability to invest our capital on a timely basis at yields which exceed our cost of capital. The primary market factor that bears on this is credit spreads.

        Generally speaking, compression of credit spreads can increase the unrealized gains on our current investments and reduce our net investment income, but also reduce the yields available on potential new investments, while widening credit spreads reduce the realized and unrealized gains on our current investments (or cause realized and unrealized losses) and can increase the net investment income available on potential new investments.

        In the first nine months of 2007, credit spreads widened, increasing the yield we can earn on certain new investments. The widening of credit spreads and increasing interest rates caused the increase in the net unrealized losses on our available for sale securities, recorded in accumulated other comprehensive loss, and therefore caused our book value per share to decrease. One of the key drivers for the widening of credit spreads has been the recent disruption in the sub-prime mortgage lending sector. Furthermore, this widening of credit spreads has spilled over to the CMBS sector as well as to the financing market.

        In addition to widening credit spreads, the recent disruption in the sub-prime mortgage lending sector has adversely affected the market in which we operate in a number of other ways. For example, the market disruption has reduced the trading activity for many real estate securities, resulting in less liquid markets for those securities. As the securities we hold are marked to market at the end of each quarter, the decreased liquidity and concern over market conditions have resulted in lower valuations of many real estate securities in the third quarter. These lower valuations have affected us by, among other things, decreasing our net book value and in contributing to our decision to record other than temporary non-cash impairments (discussed in "Critical Accounting Policies—Valuation of MBS and ABS"). In addition, Standard & Poor's and Moody's recently have issued a series of credit rating downgrades on various real estate securities. While neither the number nor the amount of our securities that were downgraded was material, we and other market participants may face additional downgrades of our securities in the future.

        We do not currently know the full extent to which this recent disruption will affect us or the markets in which we operate. If the disruption continues, we may experience continued tightening of liquidity, additional impairment charges and increased margin requirements as well as challenges in raising additional capital and obtaining investment financing on attractive terms. Future market developments may continue to have a materially negative impact on our business or results of operations. Based on our cash balances and available financing, we believe that we have sufficient liquidity in the current market environment. Moreover, these developments may produce a number of attractive investment opportunities to us in the future.

Trends

        We believe the following trends may also affect our business:

        Uncertain interest rate environment—We believe that the market disruption in the third quarter of 2007 will have a dramatic effect on the economy in the coming months. Barring any change in monetary policy, we expect the economy to slow as the increased cost of debt for consumers and corporations will begin to dampen economic activity. However, the Federal Reserve has reacted by easing Monetary Policy, which we believe should help the economy avoid a prolonged recession and we expect further easing as necessary through 2008.

        With respect to our existing MBS portfolio, which is heavily concentrated in 3/1 and 5/1 hybrid adjustable-rate Agency MBS, a decline in interest rates would benefit us by reducing our funding costs but it might cause prepayments to rise rapidly, in which case we then would be in the position of having to reinvest at lower yields. On the other hand, interest rate increases could result in decreases in our net investment income, as there is a timing mismatch between the reset dates on our MBS portfolio and the maturities of the financing utilized for these investments.

        We currently have invested and intend to continue to invest in hybrid adjustable-rate Agency MBS and Non-Agency RMBS that are based on mortgages with periodic interest rate caps. The financing of these MBS is short term in nature and does not include the benefit of an interest rate cap. This mismatch could result in a decrease in our net investment income if rates increase sharply after the initial fixed-rate period and our interest cost increases more than the interest rate earned on our MBS due to the related interest rate caps. With respect to our existing and future floating rate investments, we believe such interest rate increases could result in increases in our net investment income because our floating rate assets are greater in amount than the related liabilities.

        However, we would expect that our fixed-rate assets would decline in value in a rising interest rate environment and our net interest spreads on fixed-rate assets could decline in a rising interest rate environment to the extent they are financed with floating rate debt. We have engaged in interest rate swaps to hedge a material portion of the risk associated with increases in interest rates. However, because we do not hedge 100% of the amount of short-term financing outstanding, increases in interest rates could result in a decline in the value of our portfolio, net of hedges. Similarly, decreases in interest rates could result in an increase in the value of our portfolio.

        Weakness of mortgage market—The sub-prime market has been severely affected by changes in the lending landscape; for now and for the foreseeable future, access to mortgages for sub-prime borrowers has been substantially limited. This limitation on financing is expected to have an impact on all ARM loans that are resetting and is expected to result in increased default rates. The severity of the liquidity limitation was largely unanticipated by the markets. As well, the liquidity issues also affect prime and alt-a Non-Agency lending, with mortgage rates remaining much higher and many product types being severely curtailed. At the margin, this has an impact on new demand for homes, which will compress the home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates and mortgage loan delinquencies. This comes in addition to the delinquency pressures in the sub-prime market resulting from weaker underwriting, which put many sub-prime lenders out of business in 2006 and 2007. The market deterioration has caused us to expect increased losses related to our holdings. We continually monitor and adjust our cash flow assumptions in light of current and projected market conditions, and we believe that results in an accurate representation of value on our balance sheet.

        We believe that, at this time, the underlying losses in the sub-prime market have not fully manifested themselves in the securitizations. Accordingly, there are a number of factors that can help to mitigate issues before they fully impact the market. The government does have a number of programs that it can utilize to help the conditions in the mortgage industry. Increasing the lending capacity of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association, enacting tax legislation for debt forgiveness and establishing an RTC-like vehicle are all programs that could dampen the issues that currently exist in the mortgage market. In addition, the government could continue to ease Monetary Policy to drive interest rates lower. As of September 30, 2007, we had $79.5 million of exposure to sub-prime RMBS.

        Structured finance transactions—The dislocations in the sub-prime market have rippled throughout the structured finance markets. Despite continued positive fundamental performance, yield spreads on CMBS and prime Non-Agency RMBS widened dramatically during the third quarter of 2007, resulting in significant negative mark to market adjustments to our assets. The issuance of CDOs, which has been a key financing tool for us and our peers, has come to a halt, cutting off an attractive financing alternative for the time being.

        Downgrades of structured securities by the rating agencies are likely to continue through the fourth quarter of 2007. Large-scale downgrades have the potential to cause another liquidity crisis similar to that of July and August 2007, as the downgrades could trigger forced sales of MBS by structured investment vehicles, or SIVs, and asset-backed commercial paper issuers, or ABCPs.

        Steepening yield curve—In reaction to the distress in the markets, interest rates were lower across the yield curve with rates for shorter maturities falling more than rates for longer maturity bonds. With respect to our MBS portfolio, we believe that a steeper yield curve could result in an increase in our net investment income, as the financing of our MBS investments is usually shorter in term than the fixed-rate period of our MBS portfolio, which is heavily weighted toward 3/1 and 5/1 hybrid adjustable-rate Agency MBS. Similarly, we believe that a flattening of the yield curve could result in a decrease in our net investment income. A flattening of the shape of the yield curve results in a smaller gap between the rate we pay on the swaps and rate we receive. Furthermore, a continued flattening of the shape of the yield curve could result in a decrease in our hedging costs, because we pay a fixed rate and receive a floating rate under the terms of our swap agreements. Similarly, a steepening of the shape of the yield curve could result in an increase in our hedging costs.

        Prepayment rates—Typically, as interest rates fall, prepayment rates rise. However, this cycle could be different as the decline in housing market activity should keep prepayment rates low. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. If prepayment rates increase, our current portfolio, which is heavily weighted towards hybrid adjustable-rate mortgages, could cause decreases in our net investment income relating to our MBS portfolio as we reinvest at lower yields.

        Competition—We expect to face increased competition for our targeted investments. However, we expect that the size and growth of the market for these investments will continue to provide us with a variety of investment opportunities. In addition, we believe that bank lenders will continue their historical lending practices, requiring low loan-to-value ratios and high debt service coverage ratios, which will provide opportunities to lenders like us to provide corporate mezzanine financing.

        For a discussion of additional risks relating to our business, see the risk factors disclosed under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006, an updated version of which is filed as Exhibit 99.1 to this report.

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

        Our maximum exposure to loss as a result of our investment in these QSPEs totaled $194.4 million as of September 30, 2007.

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

        When the fair value of an available-for-sale security is less than its amortized cost for an extended period, we consider whether there is an other than temporary impairment in the value of the security. If, in our judgment, an other than temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings (as if the loss had been realized in the period of other than temporary impairment). The determination of other than temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

        We consider the following factors when determining an other than temporary impairment for a security or investment:

  •
  The length of time and the extent to which the market value has been less than the amortized cost; and

  •
  Our intent to hold the security for a period of time sufficient to allow for any anticipated recovery in market value.

        Periodically, all available for sale securities are evaluated for other than temporary impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), Emerging Issues Task Force No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets ("EITF 99-20") and SEC Staff Accounting Bulletin No. 59, which has been codified as SAB Topic 5.M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities ("SAB 59"). An impairment that is an "other than temporary impairment" is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the investment's remaining life. Other than temporary impairments result in reducing the security's carrying value to its fair value through the statement of operations, which also creates a new carrying value for the investment. We compute a revised yield based on the future estimated cash flows as described in "—Revenue Recognition" above. Significant judgments are required in determining impairment, which include making assumptions regarding the estimated prepayments, loss assumptions and the changes in interest rates.

        The determination of other than temporary impairment is made at least quarterly. If we determine an impairment to be other than temporary we will need to realize a loss that would have an impact on future income. Under the guidance provided by SFAS 115, a security is impaired when its fair value is less than its amortized cost and we do not intend to hold that security until we recover its amortized cost or until its maturity. For the nine months ended September 30, 2007, we identified 45 Agency MBS and nine CMBS that were determined to be impaired under the guidance provided by SFAS 115-1 because we no longer have the intent to hold these securities until they recover their value or until maturity. In connection with the impairment of these 54 securities, we recorded impairment charges of $18.5 million in our statement of operations that was other than temporary. In addition, we recorded an impairment charge on 20 RMBS and seven CMBS under EITF 99-20 totaling $46.0 million for the nine months ended September 30, 2007. We determined these securities to be impaired under EITF 99-20 because of the decline in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets. Under the accounting rules of SAB 59, we recognized impairments totaling $39.4 million on 82 RMBS and two preferred stock investments. These impairments are attributed to other than temporary declines in market values and are primarily a consequence of wider spreads affecting market values of the securities. As of September 30, 2007, we still owned 135 of these impaired securities.

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

        At September 30, 2007, we were a party to 33 interest rate swaps and caps with a notional par value of approximately $1,528.0 million that had a net fair value of approximately $(3.3) million, which is included in our derivative assets and derivative liabilities. We entered into these interest rate swaps and caps to seek to mitigate our interest rate risk for the specified future time period, which is defined as the term of the swap and cap contracts. Based upon the market value of these interest rate swap and cap contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts.

        During the third quarter of 2007, we sold two investments denominated in foreign currencies, and we terminated the corresponding currency swaps for a realized loss of $5.1 million. As of September 30, 2007, we did not have any currency swaps included in our derivative balances.

        As of September 30, 2007, we had two credit default swaps ("CDS") with a notional par value of $20.0 million that are reflected on our balance sheet as a derivative asset at their fair value of approximately $2.6 million and 19 CDS with a notional par value of $225.0 million that are reflected on our balance sheet as a derivative liability at their fair value of approximately $37.6 million. The fair value of the CDS depends on a number of factors, primarily premium levels, which are dependent on interest rate spreads. The CDS contracts are valued either by an independent third party pricing service or by using internally developed and tested market-standard pricing models that calculate the net present value of differences between future premiums on currently quoted market CDS and the contractual future premiums on our CDS contracts.

        The components of our derivative assets and derivative liabilities relating to CDS as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007		December 31, 2006
	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Single names	$—	$15,966	$3,305	$—
CMBX	2,633	21,670	—	—

Total	$2,633	$37,636	$3,305	$—

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

  Share-Based Payment

        We account for share-based compensation issued to members of our board of directors, our Manager and certain of our senior executives using the fair value based methodology in accordance with SFAS No. 123R, Accounting for Stock Based Compensation ("SFAS 123R"). We do not have any employees, although we believe that members of our board of directors are deemed to be employees for purposes of interpreting and applying accounting principles relating to share-based compensation. We record as compensation costs the restricted common stock that we issued to members of our board of directors at fair value as of the grant date and we amortize the cost into expense over the applicable vesting period using the straight-line method. We recorded compensation costs for restricted common stock and common stock options that we issued to our Manager and that were reallocated to employees of our Manager and its affiliates that provide services to us at fair value as of the grant date and we remeasure the amount on subsequent reporting dates to the extent that the restricted common stock and/or common stock options are unvested. Prior to our initial public offering and listing on the New York Stock Exchange, unvested restricted stock was valued using appraised value, and subsequent to our initial public offering and listing, we used the closing price as reported on the New York Stock Exchange. Unvested common stock options are valued using a Binomial pricing model and assumptions based on observable market data for comparable companies. The assumptions we use in determining share based compensation, including expected stock price volatility, dividend yield, risk free interest rate and the expected life of the options, are subject to judgments and the results of our operations would change if different assumptions were utilized. We amortize compensation expense related to the restricted common stock and common stock options that we granted to our Manager using the graded vesting attribution method in accordance with SFAS 123R.

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

        Our policy for interest and penalties on material uncertain tax positions recognized in our consolidated financial statements is to classify these as interest expense and operating expense, respectively. However, in accordance with Financial Interpretation Number 48, Accounting for Uncertainty in Income Taxes (FIN 48), we assessed our tax positions for all open tax years (Federal, years 2005 to 2006 and State, years 2005 to 2006) as of September 30, 2007 and concluded that we have no material FIN 48 liabilities to be recognized at this time.

Financial Condition

        All of our assets at September 30, 2007 were acquired with the net proceeds of approximately $405.6 million from our March 2005 private offering of 17,400,000 shares of our common stock, the net proceeds of approximately $158.6 million from our August 2006 initial public offering of 7,500,000 shares of our common stock, the net proceeds of approximately $48.6 million from our March 2007 issuance of trust preferred securities and our use of leverage.

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

        The table below summarizes our MBS investments at September 30, 2007:

	CMBS	Agency MBS	RMBS
	(In thousands)
Amortized cost	$555,154	$1,420,939	$225,964
Unrealized gains	700	5,535	438
Unrealized losses	(87,813)	(2,829)	(2,341)

Fair value	$468,041	$1,423,645	$224,061

        As of September 30, 2007, the CMBS, Agency MBS and RMBS in our portfolio purchased at a net premium or discount to their par value and our portfolio had a weighted average amortized cost of 66.3%, 100.6% and 61.2% of face amount, respectively. The CMBS and RMBS were valued below par at September 30, 2007 because we are investing in lower-rated bonds in the credit structure. Certain of the securities held at September 30, 2007 are valued below cost. Other than securities with respect to which impairments have been recorded, we do not believe any such securities are other than temporarily impaired at September 30, 2007.

        Our MBS holdings were as follows at September 30, 2007:

			Weighted Average
	Estimated Asset Value(1)	Percent of Total Investments	Coupon	Months to Reset(2)	Market Yield to Maturity(3)	Constant Prepayment Rate(4)
	(In thousands)
CMBS:
Investment grade CMBS	$215,450	10.2%	5.76%	—	9.27%	—
Below investment grade CMBS	252,591	11.9	5.03	—	15.95	—

Total CMBS	$468,041	22.1%	5.27	—	12.88	—

Agency MBS:
3/1 hybrid adjustable rate	$336,173	15.9%	5.36	18.96	5.13	46.25
5/1 hybrid adjustable rate	1,087,472	51.4	5.65	43.78	5.06	44.46

Total Agency MBS	$1,423,645	67.3%	5.58	37.92	5.08	44.88

Non-Agency RMBS:
Non-Agency Prime MBS:
Senior 5/1 adjustable rate	$—	—%	—	—	—	—
Subordinate investment grade	14,875	0.7	5.65	47.73	8.92	37.67
Below investment grade	129,705	6.1	7.27	14.72	39.56	39.46
Non-Agency Sub-prime MBS:
Investment grade	50,741	2.4	7.05	6.56	37.85	35.22
Below investment grade	28,740	1.4	8.07	2.91	143.36	35.68

Total Non-Agency RMBS	$224,061	10.6%	7.28	12.49	50.45	37.85

(1)
All securities listed in this chart are carried at their estimated fair value.

(2)
Represents number of months before conversion to floating rate.

(3)
Non-loss adjusted yield

(4)
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

        The table below summarizes the credit ratings of our MBS investments at September 30, 2007:

	CMBS	Agency MBS	RMBS
	(In thousands)
AAA	$—	$1,423,645	$—
AA	—	—	—
A	—	—	19,675
BBB	215,451	—	43,877
BB	130,227	—	74,296
B	66,460	—	66,307
Not rated	55,903	—	19,906

Total	$468,041	$1,423,645	$224,061

        Actual maturities of MBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The stated contractual final maturity of the mortgage loans underlying our portfolio of MBS ranges up to 30 years, but the expected maturity is subject to change based on the prepayments of the underlying loans. As of September 30, 2007, the average final contractual maturity of the mortgage portfolio is 2036.

        The constant prepayment rate, or CPR, attempts to predict the percentage of principal that will be prepaid over the next 12 months based on historical principal paydowns. As interest rates rise, the rate of refinancings typically declines, which we believe may result in lower rates of prepayment and, as a result, a lower portfolio CPR.

        As of September 30, 2007, some of the mortgages underlying our Agency MBS had fixed interest rates for the weighted average lives of approximately 37.9 months, after which time the interest rates reset and become adjustable. The average length of time until contractual maturity of those mortgages as of September 30, 2007 was 28.7 years.

        After the reset date, interest rates on our hybrid adjustable-rate Agency MBS float based on spreads over various LIBOR and Treasury indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. The weighted average annual cap for the portfolio is an increase of 1.92%; the weighted average maximum increases and decreases for the portfolio are 5.98%. Additionally, the weighted average maximum increases and decreases for Agency hybrid MBS in the first year that the rates are adjustable are 4.06%.

        The following table summarizes our CMBS, Agency MBS and RMBS according to their estimated weighted average life classifications as of September 30, 2007:

	CMBS		Agency MBS		RMBS
Weighted Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Less than one year	$—	$—	$—	$—	$23,486	$23,407
Greater than one year and less than five years	—	—	1,423,645	1,420,939	157,436	157,721
Greater than five years	468,041	555,154	—	—	43,139	44,836

Total	$468,041	$555,154	$1,423,645	$1,420,939	$224,061	$225,964

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

  Equity Securities

        Our investment policies allow us to acquire equity securities, including common and preferred shares issued by other real estate investment trusts. At September 30, 2007, we held two investments in equity securities. These investments are classified as available for sale and thus carried at fair value on our balance sheet with changes in fair value recognized in accumulated other comprehensive income until realized.

  Real Estate Loans

        At September 30, 2007, our real estate loans are reported at cost. These investments are periodically reviewed for impairment. As of September 30, 2007, there was no impairment in our real estate loans.

        In 2005, we originated a $9.5 million mezzanine construction loan to develop luxury residential condominiums in Portland, Oregon. In September 2007, we entered into an agreement with the borrower and the senior lender to increase both the mezzanine construction loan and the senior loan that requires additional capital contributions from the project equity holder to cover the remaining costs to complete the project. The mezzanine construction loan bears interest at an annual rate of 16% and had a maturity date of November 2007, which was subsequently extended until May 2008. Under the amended agreement governing the terms of the loan, interest on the loan was paid in cash through March 2006, was capitalized through September 2007, and will be paid in cash through May 2008. We advanced an additional $4.6 million, including capitalized interest of $0.4 million during the three months ended September 30, 2007. We made advances of $5.7 million during the nine months ended September 30, 2007, including capitalized interest of $1.1 million.

        The financing structures that we offer to the borrowers on certain of our real estate loans involve the creation of entities that could be deemed VIEs and therefore, could be subject to FIN 46R. The September 2007 agreement to provide additional financing discussed above triggered a reconsideration event under FIN 46R. This loan was determined to be a VIE; however, we concluded that we are not the primary beneficiary. For additional information, please see Note 4 to our consolidated financial statements. Our management has evaluated the remainder of our real estate loans and has concluded that none of the remaining real estate loans are VIEs that are subject to the consolidation rules of FIN 46R.

        Currently, the projected total costs to complete the project have increased from $41.4 million to $59.4 million, including capitalized interest. As of September 30, 2007, of the 70 units available, 50 units have been sold subject to scheduled completion dates, which are not expected to be met.

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

  Commercial Real Estate

        At September 30, 2007, our commercial real estate is reported at cost, net of accumulated depreciation. In accordance with SFAS No. 141, Business Combinations, upon acquisition, we allocate the purchase price to the components of the commercial properties acquired: the amount allocated to land is based on its estimated fair value; buildings and existing tenant improvements are recorded at depreciated replacement cost; above- and below-market in-place operating leases are determined based on the present value of the difference between the rents payable under the contractual terms of the leases and estimated market rents; lease origination costs for in-place operating leases are determined based on the estimated costs that would be incurred to put the existing leases in place under the same terms and conditions; and tenant relationships are measured based on the present value of the estimated avoided net costs if a tenant were to renew its lease at expiry, discounted by the probability of such renewal.

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

  Interest and Principal Paydown Receivable

        At September 30, 2007, we had interest and principal paydown receivables of approximately $17.0 million. The total interest and principal paydown receivable amount consisted of approximately $15.4 million relating to our MBS and approximately $1.6 million relating to other investments.

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

        As of September 30, 2007, we had engaged in interest rate swaps and interest rate caps as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for a specified future time period, which is the term of the swap or cap contract. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, a series of payments calculated by applying a fixed rate of interest to a notional amount of principal is exchanged for a stream of payments similarly calculated but using a floating rate of interest. This is a fixed-floating interest rate swap. We hedge our floating rate debt by entering into fixed-floating interest rate swap agreements whereby we swap the floating rate of interest on the liability we are hedging for a fixed rate of interest. An interest rate swap forward is an interest rate swap based on an interest rate to be set at an agreed future date. As of September 30, 2007, we were a party to interest rate swaps and caps with maturities ranging from November 2007 to July 2021 with a notional par amount of approximately $1,528.0 million. Under the swap agreements in place at September 30, 2007, we receive interest at rates that reset periodically, generally every three months, and pay a rate fixed at the initiation of and for the life of the swap agreements. The current market value of interest rate swaps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates. As expectations of future floating rates change, the market value of interest rate swaps changes. Based on the daily market value of those interest rate swaps and interest rate swap forward contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the maturity of the contracts. At September 30, 2007, the net unrealized loss on active interest rate swap and cap contracts recorded in accumulated other comprehensive income was $3.3 million due to a decrease in prevailing market interest rates.

        As of September 30, 2007, we had engaged in credit default swaps, or CDS, which are accounted for as derivatives. CDS are derivative securities that attempt to replicate the credit risk involved with owning a particular unrelated third party security, which we refer to as a reference obligation. We enter into CDS on three types of securities: RMBS, CMBS and the CMBX indices. Investing in assets through CDS subjects us to additional risks. When we enter into a CDS with respect to an asset, we do not have any legal or beneficial interest in the reference obligation but have only a contractual relationship with the counterparty, typically a broker-dealer or other financial institution, and do not have the benefit of any collateral or other security or remedies that would be available to holders of the reference obligation or the right to receive information regarding the underlying obligors or issuers of the reference obligation. In addition, in the event of insolvency of a CDS counterparty, we would be treated as a general creditor of the counterparty to the extent the counterparty does not post collateral and, therefore, we may be subject to significant counterparty credit risk. As of September 30, 2007, we were party to CDS with four counterparties. CDS are relatively new instruments, the terms of which may contain ambiguous provisions that are subject to interpretation, with consequences that could be adverse to us.

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

        As of September 30, 2007, we were a party to 21 credit default swaps with maturities ranging from June 2035 to December 2049 with a notional par amount of $245.0 million. At September 30, 2007, the fair value of our net liability relating to credit default swap contracts was $35.0 million, compared to a net asset of $3.3 million at December 31, 2006, primarily as a result of an increase in the credit spreads of the CDS.

        During the third quarter of 2007, we sold two investments denominated in foreign currencies. In connection with these sales, we terminated two corresponding foreign currency swaps and had a realized loss on the termination totaling $5.1 million. As of September 30, 2007, we did not have any foreign currency swaps in place.

  Liabilities

        We have entered into repurchase agreements to finance some of our purchases of available for sale securities and real estate loans. These agreements are secured by our available for sale securities and real estate loans and bear interest rates that have historically moved in close relationship to LIBOR. As of September 30, 2007, we had established numerous borrowing arrangements with various investment banking firms and other lenders. As of September 30, 2007, we were utilizing twelve of those arrangements.

        At September 30, 2007, we had outstanding obligations under repurchase agreements with 12 counterparties totaling approximately $1,576.6 million with weighted average current borrowing rates of 5.45%, all of which have maturities of between 4 and 40 days. We intend to seek to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to the repurchase agreements. At September 30, 2007, the repurchase agreements were secured by available for sale securities and equity investments and cash with an estimated fair value of approximately $1,747.0 million and had weighted average maturities of 14 days. The net amount at risk, defined as fair value of the collateral, including restricted cash, minus repurchase agreement liabilities and accrued interest expense, with all counterparties was approximately $171.4 million at September 30, 2007. One of the repurchase agreements is a $100.0 million master repurchase agreement with Wachovia Bank that expires in November 2007. The Wachovia Bank master repurchase agreement provides for the purchase, sale and repurchase of commercial and residential mortgage loans, commercial mezzanine loans, B Notes, participation interests in the foregoing, commercial mortgage-backed securities and other mutually agreed upon collateral and bears interest at varying rates over LIBOR based upon the type of asset included in the repurchase obligation.

  Stockholders' Equity

        Stockholders' equity at September 30, 2007 was approximately $305.2 million and included $86.6 million of net unrealized holdings losses on securities available for sale and $3.2 million of net unrealized and realized losses on interest rate agreements accounted for as cash flow hedges presented as a component of accumulated other comprehensive income (loss).

Results of Operations For the Nine Months Ended September 30, 2007 compared to the Nine Months Ended September 30, 2006

  Summary

        Our net loss for the nine months ended September 30, 2007 was $95.5 million or $3.82 per weighted average basic and diluted share outstanding, compared with net income of $32.7 million or $1.71 per weighted average basic and diluted share outstanding for the nine months ended September 30, 2006. Net income decreased by $128.2 million, or 392.0%, from the first three quarters of 2006 to the first three quarters of 2007, while net loss per weighted average basic and diluted share outstanding decreased by $5.53 or 323.4%, from the first three quarters of 2006 to the first three quarters of 2007 as the weighted average number of shares of our common stock outstanding increased from 19,166,846 for the first three quarters of 2006 to 25,023,058 for the first three quarters of 2007.

  Revenues

        The following table sets forth information regarding our revenues:

	Nine Months Ended September 30,		Variance
	2007	2006	Amount	%
	(In millions)
Revenues
Interest income:
Commercial MBS	$32.7	$17.1	$15.6	91.2%
Non-Agency RMBS	34.1	35.6	(1.5)	(4.2)
Agency MBS	84.5	73.8	10.7	14.5
ABS	2.7	3.0	(0.3)	(10.0)
Real estate loans	13.2	7.7	5.5	71.4
Other interest and dividend income	7.2	4.9	2.3	46.9

Total interest and dividend income	174.4	142.1	32.3	22.7
Rental income, net	10.7	—	10.7	n/a

Total revenues	$185.1	$142.1	$43.0	30.3

        Interest income for the nine months ended September 30, 2007 with respect to CMBS, Agency MBS and real estate loans increased $15.6 million, or 91.2%, $10.7 million, or 14.5%, and $5.5 million, or 71.4%, respectively, over interest income for the same period in 2006 because we had more investments in those asset classes during the first three quarters of 2007. For the nine months ended September 30, 2007, we also had income of $10.7 million relating to rental income from our commercial property investments, which were made in 2007.

  Expenses

        The following table sets forth information regarding our total expenses:

	Nine Months Ended September 30,		Variance
	2007	2006	Amount	%
	(In millions)
Expenses
Interest expense:
Repurchase agreements	$95.1	$95.5	$(0.4)	(0.4)%
Repurchase agreements and notes, related party	1.9	0.2	1.7	850.0
Interest rate swaps	(9.3)	(7.5)	(1.8)	24.0
CDO notes	22.3	9.0	13.3	147.8
Junior subordinated notes	2.1	—	2.1	n/a
Mortgage payable	5.9	—	5.9	n/a
Senior mortgage-backed notes, related party	2.7	—	2.7	n/a
Deferred financing costs	2.5	1.5	1.0	66.7
Other	0.8	1.0	(0.2)	(20.0)

Total interest expense	124.0	99.7	24.3	24.4
Management fees and incentive fees, related party	5.7	5.5	0.2	3.6
Professional fees	2.8	2.4	0.4	16.7
Depreciation and amortization	5.9	—	5.9	n/a
Insurance expense	0.7	0.3	0.4	133.3
Directors' fees	0.5	0.3	0.2	66.7
Public company expense	0.5	—	0.5	n/a
Commercial real estate expenses	0.7	—	0.7	n/a
Other expenses	0.4	0.3	0.1	33.3

Total expenses	$141.2	$108.5	$32.7	30.1

        Interest expense relating to repurchase agreements and notes, including with related parties, for the nine months ended September 30, 2007 increased $1.3 million, or 1.4%, over the same period in 2006 because we financed a larger investment portfolio in the first three quarters of 2007 and interest rates in the first three quarters of 2007 were higher than in the first three quarters of 2006. Interest expense relating to CDO notes for the nine months ended September 30, 2007 increased $13.3 million, or 147.8%, over the same period in 2006 as a result of added interest expense from our second CDO financing, which closed in January 2007, and because interest rates were higher in the first three quarters of 2007 than in the first three quarters of 2006. Interest income from interest rate swaps for the nine months ended September 30, 2007 increased $1.8 million, or 24.0%, over the same period in 2006 because interest rates in the 2007 period were higher than in the 2006 period and because we had a higher notional amount of interest rate swaps in place in the 2007 period. For the nine months ended September 30, 2007, we also had interest expense relating to junior subordinated notes, mortgage payable and senior mortgage-backed notes, related party, totaling $10.7 million as we first utilized these financing sources in 2007.

        Expenses for the first three quarters of 2007 also included base management fees and incentive fees of approximately $5.1 million and amortization of approximately $0.5 million related to restricted stock and options granted to our Manager. Expenses for the first three quarters of 2006 also included base management fees of approximately $4.7 million and amortization of approximately $0.7 million related to restricted stock and options granted to our Manager. Management fee expenses increased primarily due to the increase in stockholders' equity in late 2006 as a result of our initial public offering. For the nine months ended September 30, 2007, professional fees totaled $2.8 million, which included approximately $0.8 million of fees relating to compliance with the internal control over financial reporting provisions of the Sarbanes-Oxley Act of 2002, which we incurred in 2007 since this is the first year we are required to comply with those provisions. In addition, for the nine months ended September 30, 2007, we also had depreciation and amortization expense of $5.9 million and commercial real estate expenses of $0.7 million relating to our commercial property investments, which were made in 2007.

        Our Manager has waived its right to request reimbursement from us of third-party expenses that it incurs through December 31, 2007, which amount otherwise would have been required to be reimbursed. The management agreement with Hyperion Brookfield Crystal River, which was negotiated before our business model was implemented, provides that we will reimburse our Manager for certain third party expenses that it incurs on our behalf, including rent and utilities. Hyperion Brookfield incurs such costs and did not allocate any such expenses to our Manager in 2005 or 2006 as our Manager's use of such services was deemed to be immaterial. Hyperion Brookfield currently is determining the amount of such rent and utility costs that will be allocated to our Manager commencing January 1, 2008, and we will be responsible for reimbursing such costs allocable to our operations absent any further waiver of reimbursement by our Manager. There are no contractual limitations on our obligation to reimburse our Manager for third party expenses and our Manager may incur such expenses consistent with the grant of authority provided to it pursuant to the management agreement without any additional approval of our board of directors being required. In addition, our Manager may defer our reimbursement obligation from any quarter to a future period; provided, however, that we will record any necessary accrual for any such reimbursement obligations when required by GAAP, and our Manager has advised us that it will promptly invoice us for such reimbursements consistent with sound financial accounting policies.

  Other Revenues (Expenses)

        Other expenses for the first three quarters of 2007 totaled approximately $139.4 million, compared with other expenses of $0.9 million for the first three quarters of 2006, an increase of $138.5 million. Other expenses for the first three quarters of 2007 consisted primarily of $41.1 million of realized and unrealized loss on derivatives, primarily as a result of unrealized losses on CDS, $1.3 million of realized net loss on the sale of securities available for sale, and a $104.0 million loss on impairment of securities available for sale, which was comprised of a $18.6 million impairment relating to CMBS and Agency MBS that we no longer intend to hold to maturity or until the recovery of our cost and a $85.5 million impairment relating to CMBS and Non-Agency RMBS and preferred stock investments, of which $46.0 million was caused by adverse changes in cash flow assumptions and of which $39.4 million was caused by an other than temporary decline in market values due to spread widening. This decrease was offset in part by $2.2 million of income from equity investments, $4.3 million of realized foreign currency exchange gain, and $0.6 million of other revenues. Other expenses for the first three quarters of 2006 totaled approximately $0.9 million, which consisted primarily of a $7.8 million loss on impairments of securities available for sale and $0.8 million of realized net losses on securities available for sale, which was offset in part by $6.1 million of realized and unrealized gains on derivatives (which amount was net of a $0.9 million unrealized loss related to foreign currency swaps) and a $1.6 million unrealized foreign currency exchange gain.

  Changes in Carrying Value of Available for Sale Securities

        The following sets forth information regarding the changes in the carrying value of our available for sale securities during the nine months ended September 30, 2007:

	Activity During Nine Months Ended September 30, 2007
Security Description	December 31, 2006 Estimated Fair Value	Purchases/ (Sales)	Principal Paydowns	Discount/ (Premium) Amortization	Impairments	Temporary Mark-to- Market Adjustments	September 30, 2007 Estimated Fair Value
	(In millions)
CMBS	$472.6	$103.0	$(1.0)	$3.9	$(20.3)	$(90.2)	$468.0
Agency MBS	2,532.1	(804.4)	(300.6)	(3.3)	(9.4)	9.2	1,423.6
Non-Agency RMBS	287.3	20.8	(18.3)	13.3	(71.1)	(7.9)	224.1
ABS	46.0	(15.7)	(9.4)	0.9	—	(1.6)	20.2
Preferred stock	4.6	—	—	—	(3.2)	0.3	1.7

Total	$3,342.6	$(696.3)	$(329.3)	$14.8	$(104.0)	$(90.2)	$2,137.6

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

        At September 30, 2007 and 2006, we were in compliance with all REIT requirements and, accordingly, have not provided for income tax expense on our REIT taxable income for the nine months ended September 30, 2007 or for the nine months ended September 30, 2006. We also have a domestic taxable REIT subsidiary that is subject to tax at regular corporate rates. The deferred tax benefit is attributable to the mark to market adjustments for net operating loss deductions, credit default swaps, and accrued management fees associated with our investment in a private equity fund held in the TRS. Our total income tax benefit for the nine months ended September 30, 2007 of $0.9 million is included in the "other" caption in other revenues (expenses), which is a reversal of previously established deferred tax liability.

Results of Operations For the Three Months Ended September 30, 2007 compared to the Three Months Ended September 30, 2006

  Summary

        Our net loss for the three months ended September 30, 2007 was $93.9 million or $3.76 per weighted average basic and diluted share outstanding, compared with net income of $11.3 million or $0.50 per weighted average basic and diluted share outstanding for the three months ended September 30, 2006. Net income decreased by $105.2 million, or 931.0%, from the third quarter of 2006 to the third quarter of 2007, while net income per weighted average basic and diluted share outstanding decreased by $4.26 or 852.0%, from the third quarter of 2006 to the third quarter of 2007 as the weighted average number of shares of our common stock outstanding increased from 22,422,507 for the third quarter of 2006 to 24,995,885 for the third quarter of 2007.

  Revenues

        The following table sets forth information regarding our revenues:

	Three Months Ended September 30,		Variance
	2007	2006	Amount	%
	(In millions)
Revenues
Interest income:
Commercial MBS	$12.1	$6.6	$5.5	83.3%
Non-Agency MBS	12.8	12.5	0.3	2.4
Agency MBS	27.3	30.5	(3.2)	(10.5)
ABS	0.8	1.0	(0.2)	(20.0)
Real estate loans	4.5	2.6	1.9	73.1
Other interest and dividend income	2.2	2.4	(0.2)	(8.3)

Total interest and dividend income	59.7	55.6	4.1	7.4
Rental income, net	5.0	—	5.0	n/a

Total revenues	$64.7	$55.6	$9.1	16.4

        Interest income for the three months ended September 30, 2007 with respect to CMBS and real estate loans increased $5.5 million, or 83.3%, and $1.9 million, or 73.1%, respectively, over interest income for the same period in 2006 because we had more investments in those asset classes during the third quarter of 2007. Interest income with respect to Agency MBS decreased $3.2 million, or 10.5%, over the same period in 2006 as a result of our sales of approximately $874.0 million of Agency MBS during the 2007 quarter. For the three months ended September 30, 2007, we also had income of $5.0 million relating to rental income from our commercial property investments, which were made in 2007.

  Expenses

        The following table sets forth information regarding our total expenses:

	Three Months Ended September 30,		Variance
	2007	2006	Amount	%
	(In millions)
Expenses
Interest expense:
Repurchase agreements	$30.2	$39.2	$(9.0)	(23.0)%
Repurchase agreements and notes, related party	0.7	—	0.7	n/a
Interest rate swaps	(3.5)	(3.9)	0.4	(10.3)
CDO notes	7.8	3.2	4.6	143.8
Junior subordinated notes	1.0	—	1.0	n/a
Mortgage payable	2.7	—	2.7	n/a
Senior mortgage-backed notes, related party	1.5	—	1.5	n/a
Deferred financing costs	1.1	0.5	0.6	120.0
Other	0.3	0.4	(0.1)	(25.0)

Total interest expense	41.8	39.4	2.4	6.1
Management and incentive fees, related party	1.4	2.2	(0.8)	(36.4)
Professional fees	0.9	0.8	0.1	12.5
Depreciation and amortization	2.8	—	2.8	n/a
Insurance expense	0.3	0.1	0.2	200.0
Directors' fees	0.2	0.1	0.1	100.0
Public company expense	0.2	—	0.2	n/a
Commercial real estate expenses	0.3	—	0.3	n/a
Other expenses	0.1	0.1	—	—

Total expenses	$48.0	$42.7	$5.3	12.4

        Interest expense relating to repurchase agreements and notes, including with related parties, for the three months ended September 30, 2007 decreased $8.3 million, or 21.2%, over the same period in 2006 because we financed a smaller investment portfolio in the third quarter of 2007 and interest rates in the third quarter of 2007 were lower than in the third quarter of 2006. Interest expense relating to CDO Notes for the three months ended September 30, 2007 increased $4.6 million, or 143.8%, over the same period in 2006 as a result of added interest expense from our second CDO financing, which closed in January 2007. Interest income from interest rate swaps for the three months ended September 30, 2007 decreased $0.4 million, or 10.3%, over the same period in 2006 because interest rates in the 2007 quarter were lower than in the 2006 quarter and because we had a lower notional amount of interest rate swaps in place in the 2007 quarter. For the three months ended September 30, 2007, we also had interest expense relating to junior subordinated notes, mortgage payable and senior mortgage-backed notes, related party, totaling $5.2 million as we first utilized these financing sources in 2007.

        Expenses for the third quarter of 2007 also included base management fees of approximately $1.3 million and amortization of approximately $0.1 million related to restricted stock and options granted to our Manager. Expenses for the third quarter of 2006 also included base management fees and incentive fees of approximately $2.0 million and amortization of approximately $0.2 million related to restricted stock and options granted to our Manager. Management fee expenses decreased primarily due to the decrease in stockholders' equity in late 2007 as a result of our net loss and our mark to market adjustments on our available for sale securities in the third quarter of 2007. For the three months ended September 30, 2007, we also had depreciation and amortization expense of $2.8 million and commercial real estate expenses of $0.3 million relating to our commercial property investments, which were made in 2007.

  Other Revenues (Expenses)

        Other expenses for the third quarter of 2007 totaled approximately $110.6 million, compared with other expenses of $1.6 million for the third quarter of 2006, an increase of $109.0 million. Other expenses for the third quarter of 2007 consisted primarily of $27.7 million of realized and unrealized loss on derivatives, primarily as a result of unrealized losses on CDS, and a $81.3 million loss on impairment of securities available for sale, $2.5 million of realized net loss on the sale of securities available for sale, and $0.5 million of foreign currency exchange loss, which was offset in part by $0.7 million of income from equity investments and $0.7 million of other revenues. The loss on impairment of available for sale securities was composed of $38.3 million resulting from adverse changes in cash flow assumptions, $33.8 million resulting from other than temporary declines in market values due to spread widening, and $9.2 million related to our intent not to hold these securities until recovery where cost exceeds market value. Other expenses for the third quarter of 2006 totaled approximately $1.6 million, which consisted primarily of $1.3 million of realized and unrealized losses on derivatives, $0.9 million of losses on impairment of securities available for sale and $0.3 million of unrealized foreign currency exchange loss, which was offset in part by $0.9 million of realized gain on the sale of securities available for sale.

  Changes in Carrying Value of Available for Sale Securities

        The following sets forth information regarding the changes in the carrying value of our available for sale securities during the three months ended September 30, 2007:

	Activity During Three Months Ended September 30, 2007
Security Description	June 30, 2007 Estimated Fair Value	Purchases/ (Sales)	Principal Paydowns	Discount/ (Premium) Amortization	Impairments	Temporary Mark-to- Market Adjustments	September 30, 2007 Estimated Fair Value
	(In millions)
CMBS	$510.9	$26.3	$—	$1.6	$(20.4)	$(50.4)	$468.0
Agency MBS	2,369.2	(874.0)	(80.4)	(0.6)	—	9.4	1,423.6
Non-Agency RMBS	281.4	—	(6.8)	5.9	(57.8)	1.4	224.1
ABS	42.0	(15.7)	(4.8)	0.3	—	(1.6)	20.2
Preferred stock	3.4	—	—	—	(3.1)	1.4	1.7

Total	$3,206.9	$(863.4)	$(92.0)	$7.2	$(81.3)	$(39.8)	$2,137.6

  Income Tax Expense

        At September 30, 2007 and 2006, we were in compliance with all REIT requirements and, accordingly, have not provided for income tax expense on our REIT taxable income for the three months ended September 30, 2007 or for the three months ended September 30, 2006. We also have a taxable REIT subsidiary that is subject to tax at regular corporate rates. During the three months ended September 30, 2007 and the three months ended September 30, 2006, we recorded no current or deferred income taxes, in each case, that was attributable to our domestic taxable REIT subsidiary.

  Liquidity and Capital Resources

        Capital is required to fund our investment activities and operating expenses. We believe we currently have sufficient access to capital resources and will continue to use a significant amount of our available capital resources to fund our existing business plan. Our capital resources include cash on hand, cash flow from operations, principal and interest payments received from investments, borrowings under credit facilities, reverse repurchase agreements, CDOs, junior subordinated debenture issuances, and proceeds from stock offerings.

        We held cash and cash equivalents of approximately $40.9 million at September 30, 2007, which excludes restricted cash of approximately $77.6 million that is used to collateralize certain of our repurchase facilities and certain other obligations.

        Our operating activities provided net cash of approximately $23.5 million for the nine months ended September 30, 2007 primarily as a result of non-cash unrealized loss on derivatives of $42.5 million, non-cash impairment charges relating to available for sale securities of $104.0 million, non-cash depreciation and amortization of stock based compensation, deferred financing costs and real estate assets of $9.3 million, an increase in the return on investment from equity investments of $2.2 million, and a realized net loss on available for sale securities, real estate loans and other investments of $1.3 million. Operating activities provided further net cash from a net decrease in interest receivable of $5.0 million. This was offset in part by a net loss of $95.5 million and other non-cash activities, including accretion of a net discount on available for sale securities and real estate loans of $15.0 million, a gain on foreign currency translation of $4.3 million, amortization of intangible liabilities and deferred gains on derivatives of $4.4 million, income from equity investments of $2.2 million, accretion of interest on real estate loans of $1.1 million and an increase in deferred tax income of $0.9 million. The increase in cash was also further offset by a net decrease in accounts payable and accrued liabilities, due to Manager and interest payable of $14.4 million and a net increase in other receivables, prepaid expenses and other assets of $3.7 million.

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

        Our investing activities provided net cash of $611.8 million for the nine months ended September 30, 2007 primarily from proceeds received from the sale of securities available for sale of $1,449.3 million, proceeds from the sale of real estate loans and other investments of $78.2 million, principal repayments from available for sale securities and real estate loans totaling $339.0 million and return of capital from equity investments of $5.5 million. This was partially offset by the purchase of securities available for sale of $888.2 million, the purchase and funding of equity investments of $40.1 million, the acquisition of commercial real estate and real estate loans totaling $291.4 million, cash paid to terminate swaps of $3.2 million, net deposits of restricted cash for credit default swaps of $37.6 million and net deposits of restricted cash for investment of $1.0 million.

        Our investing activities used net cash of $1,003.1 million for the nine months ended September 30, 2006 primarily from the purchase of securities available for sale of $1,793.6 million and the funding or purchase of real estate loans and other investments totaling $26.5 million, partially offset by receipt of principal paydowns on securities available for sale and real estate loans of approximately $389.7 million, redemptions of real estate loans of approximately $15.8 million and $412.2 million of proceeds from the sale of securities available for sale.

        Our financing activities used net cash of $633.4 million for the nine months ended September 30, 2007 primarily due to net payments on repurchase agreements, including with related parties, of $1,291.9 million, dividends paid of $50.5 million, principal repayments of CDOs and senior mortgage-backed securities of $13.0 million, payments of deferred financing costs of $8.1 million, payments on the settlement of designated derivatives of $6.7 million, the repurchase of common stock of $2.6 million. This was partially offset by the issuance of CDOs of $325.0 million, the issuance of senior mortgage-backed notes to a related party of $101.5 million, proceeds from mortgage notes payable of $219.4 million, proceeds from junior subordinated debentures of $50.0 million, net receipts from restricted cash of $40.5 million and proceeds from the settlement of derivatives of $4.7 million.

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

        Our source of funds as of September 30, 2007, excluding our March 2005 and August 2006 common stock offerings and our March 2007 trust preferred offering, consisted of net proceeds from repurchase agreements totaling approximately $1,576.6 million with a weighted average current borrowing rate of 5.45%, which we used to finance the acquisition of securities available for sale, and proceeds from mortgages payable of $219.4 million which we used to finance a portion of the purchase price for commercial real estate. We expect to continue to borrow funds in the form of repurchase agreements. As of the date of this report, we have established 21 borrowing arrangements with various investment banking firms and other lenders, 12 of which were in use on September 30, 2007. Increases in short-term interest rates could negatively affect the valuation of our mortgage-related assets, which could limit our borrowing ability or cause our lenders to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities.

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

        Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that the net proceeds of our initial public offering, which closed in August 2006, and our first trust preferred offering, which closed in March 2007, together with existing equity capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and pay general corporate expenses. However, an increase in prepayment rates substantially above our expectations could cause a temporary liquidity shortfall due to the timing of the necessary margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell debt or additional equity securities. If required, the sale of MBS or real estate loans at prices lower than their carrying value would result in losses and reduced income. Although we have achieved a leverage rate within our targeted leverage range as of September 30, 2007, we have additional capacity to leverage our equity further should the need for additional short-term (one year or less) liquidity arise.

        In November 2007, we and Signature Bank amended the terms of our previously unsecured credit facility to convert the facility to a secured revolving credit facility that provides for borrowings of up to $12.0 million in the aggregate. The facility is secured by a real estate loan that we own that has a carrying value of $19.0 million. The credit facility expires in March 2009. The credit facility provides for monthly repayments of all amounts due. Borrowings under the credit facility bear interest at a rate equal to the bank's prime interest rate or 2.25% over LIBOR. We had no amounts outstanding under this credit facility at September 30, 2007.

        In August 2007, we entered into a $100.0 million unsecured 364-day credit facility with Brascan (U.S.) Corp., an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brascan (US) Corp. amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100.0 million in the aggregate and expires in November 2008. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendment were approved by the independent members of our board of directors. Through November 8, 2007 we have not borrowed any funds under this credit facility.

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

        We generally seek to borrow between four and eight times the amount of our equity. At September 30, 2007, our total debt was approximately $2.5 billion, which represented a leverage ratio of approximately 8.1 times.

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

  Off-Balance Sheet Arrangements

        As of September 30, 2007, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special-purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2007, we had one outstanding commitment to fund a real estate construction loan of $1.1 million, and during the nine months ended September 30, 2007, advances of $0.5 million had been made under that commitment. As of September 30, 2007, we had a $34.6 million equity investment in BREF One, LLC, which is discussed in more detail in Note 7 to our unaudited consolidated financial statements contained elsewhere herein, As of September 30, 2007, we had unfunded commitments to fund our investment in BREF One totaling $3.5 million.

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

        As of September 30, 2007, we had an outstanding commitment to fund a real estate construction loan of $1.1 million. During the nine months ended September 30, 2007, we made advances totaling $0.5 million under this commitment. See Note 10 to our consolidated financial statements included elsewhere herein.

        We purchase and sell securities on a trade date that is prior to the related settlement date. As of September 30, 2007, we were owed $41.2 million for our sale of securities on or prior to September 30, 2007 that settled after September 30, 2007.

        The following table sets forth information about our contractual obligations as of September 30, 2007:

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-Term Debt Obligations
Repurchase obligations	$1,576,578	$1,576,578	$—	$—	$—
Collateralized debt obligations	507,405	—	—	—	507,405
Junior subordinated notes	51,550	—	—	—	51,550
Mortgage payable	219,380	—	—	479	218,901
Senior mortgage-backed notes	100,477	—	—	—	100,477
Unfunded Loan Commitments	1,061	1,061	—	—	—

Total(1)	$2,456,451	$1,577,639	$—	$—	$878,333

(1)
We are also subject to interest rate swaps for which we can not estimate future payments due.

        In August 2007, we entered into a $100.0 million unsecured 364-day credit facility with Brascan (U.S.) Corp., an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brascan (US) Corp. amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100.0 million in the aggregate and expires in November 2008. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendment were approved by the independent members of our board of directors. Through November 8, 2007 we have not borrowed any funds under this credit facility.

        The following table presents certain information regarding our repurchase obligations as of September 30, 2007:

Repurchase Agreement Counterparties	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreement in Days
	(In millions)
Bear, Stearns & Co. Inc.	$3.6	4
Citigroup Global Markets Inc.	5.0	10
Credit Suisse First Boston LLC	21.1	8
Deutsche Bank Securities Inc.	12.3	24
Greenwich Capital Markets, Inc.	9.4	11
Goldman, Sachs & Co	4.8	4
Lehman Brothers Inc.	17.0	12
Liquid Funding Ltd.	48.7	16
Merrill Lynch, Pierce, Fenner & Smith Incorporated	6.8	24
Morgan Stanley & Co. Incorporated	8.0	16
Trilon International, Inc.	—	15
Wachovia Bank, National Association.	34.7	30

Total	$171.4	14

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

        Our master repurchase agreements with Credit Suisse First Boston, LLC and Credit Suisse First Boston, (Europe) Limited each contain a restrictive covenant that would trigger an event of default if our stockholders' equity declines:

  •
  by 60% or more from our stockholders' equity as of the prior December 31, or

  •
  below $175.0 million.

        Our master repurchase agreement with Liquid Funding, Ltd. contains restrictive covenants that would trigger an event of default if:

  •
  our tangible net worth (as defined in the agreement) declines below $325.0 million,

  •
  commencing in the fourth quarter of 2007, our tangible net worth, at the end of any calendar quarter, declines by 20% or more from the preceding calendar quarter,

  •
  commencing in the fourth quarter of 2008, our tangible net worth, at the end of any calendar quarter, declines to an amount equal to or less than 70% of the greatest tangible net worth as of the end of each of the immediately preceding four calendar quarters,

  •
  our ratio of our total liabilities (as defined in the agreement) to tangible net worth, on a consolidated basis, at any time exceeds 10 to 1, or

  •
  commencing with the four quarter period ending with the fourth quarter of 2008, our modified net income (as defined in the agreement) for the period of any four (4) consecutive calendar quarters is less than $1.00.

        Our master repurchase agreement with Wachovia Bank, National Association contains the following restrictive covenants:

  •
  We may not permit the ratio of the sum of adjusted EBITDA (as defined in the master repurchase agreement) to interest expense to be less than 1.25 to 1.00.

  •
  We may not permit our debt to equity ratio to be greater than 10:1.

  •
  We may not declare or make any payment on account of, or set apart assets for, a sinking or other analogous fund for the purchase, redemption, defeasance, retirement or other acquisition of any of our equity interests, or make any other distribution in respect thereof, either directly or indirectly, whether in cash or property or in our obligations, except, so long as there is no default, event of default or margin deficit (as defined in the agreement) that has occurred and is continuing. We may (i) make such payments solely to the extent necessary to preserve our status as a REIT and (ii) make additional payments in an amount equal to 100% of funds from operations.

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

        Certain of our repurchase agreements and our revolving credit facilities contain financial covenants, including maintaining our REIT status and maintaining a specific net asset value or worth. We were in compliance with all our financial covenants as of December 31, 2006. Effective as of September 30, 2007, we and many of our counterparties amended the terms of both of our credit facilities and several of our repurchase agreements to reset certain financial covenants that we otherwise would have failed to meet as of September 30, 2007. After giving effect to all such amendments, as of September 30, 2007, we were in compliance with all of our financial covenants.

        We intend to continue to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock. In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our REIT taxable income (which includes net short-term capital gains) on an annual basis. This requirement may affect our liquidity and capital resources.

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

  Quantitative and Qualitative Disclosures About Market Risk

        The principal objective of our asset/liability management activities is to maximize net investment income, while minimizing levels of interest rate risk. Net investment income and interest expense are subject to the risk of interest rate fluctuations. To mitigate the impact of fluctuations in interest rates, we use interest rate swaps to effectively convert variable rate liabilities to fixed-rate liabilities for proper matching with fixed-rate assets. Each derivative used as a hedge is matched with an asset or liability with which it has a high correlation. The swap agreements are generally held-to-maturity and we do not use derivative financial instruments for trading purposes. We use interest rate swaps to effectively convert variable rate debt to fixed-rate debt for the financed portion of fixed-rate assets. The differential to be paid or received on these agreements is recognized as an adjustment to the interest expense related to debt and is recognized on the accrual basis.

        As of September 30, 2007, the primary component of our market risk was interest rate risk, as described below. Although we do not seek to avoid risk completely, we do believe the risk can be quantified from historical experience and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

        Interest Rate Risk—We are subject to interest rate risk in connection with most of our investments and our related debt obligations, which are generally repurchase agreements of limited duration that are periodically refinanced at current market rates. We mitigate this risk through utilization of derivative contracts, primarily interest rate swap agreements.

        Yield Spread Risk—Most of our investments are also subject to yield spread risk. The majority of these securities are fixed-rate securities, which are valued based on a market credit spread over the rate payable on fixed-rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such securities by the market, as based on their credit relative to U.S. Treasuries. An excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher or "wider" spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value these securities. Under these conditions, the value of our real estate securities portfolio would tend to decrease. Conversely, if the spread used to value these securities were to decrease or "tighten," the value of our real estate securities would tend to increase. Such changes in the market value of our real estate securities portfolio may affect our net equity or cash flow either directly through their impact on unrealized gains or losses on available-for-sale securities by diminishing our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

        Effect on Net Investment Income—We fund a portion of our investments with short-term borrowings under repurchase agreements. During periods of rising interest rates, the borrowing costs associated with those investments tend to increase while the income earned on such investments could remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.

        On September 30, 2007, we were party to 30 interest rate swap contracts and three interest rate cap contracts. The following table summarizes the expiration dates of these contracts and their notional amounts (in thousands):

Expiration Date	Notional Amount
2007	$85,000
2008	526,000
2009	200,000
2010	45,000
2011	30,000
2012	85,000
2013	50,413
2015	14,000
2016	45,000
2017	56,000
2018	240,468
2020	109,708
2021	41,388

TOTAL	$1,527,977

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

        Extension Risk—We invest in Agency MBS and RMBS, some of which have interest rates that are fixed for the first few years of the loan (typically three, five, seven or 10 years) and thereafter reset periodically on the same basis as adjustable-rate Agency MBS and RMBS. We compute the projected weighted average life of our Agency MBS and RMBS based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate residential mortgage-backed security is acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related Agency MBS and RMBS. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related residential mortgage-backed security.

        However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related Agency MBS and RMBS could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the Agency MBS and RMBS would remain fixed. This situation may also cause the market value of our Agency MBS and RMBS to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

        The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive investments, repurchase agreement liabilities, CDO liabilities, senior mortgage-backed notes, mortgages payable, trust preferred securities and swaps, at September 30, 2007, assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points
	(Dollars in thousands)
Mortgage assets and other securities available for sale(1)
Fair value	$2,190,493	$2,137,659	$2,078,886
Change in fair value	$52,834	—	$(58,773)
Change as a percent of fair value	2.47%	—	(2.75)%
Real estate loans
Fair value	$211,806	$204,158	$197,038
Change in fair value	$7,648	—	$(7,120)
Change as a percent of fair value	3.75%	—	(3.49)%
Other investments(2)
Fair value	$36,193	$36,193	$36,193
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Repurchase agreements(3)
Fair value	$(1,576,578)	$(1,576,578)	$(1,576,578)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
CDO liabilities
Fair value	$(508,404)	$(507,405)	$(506,436)
Change in fair value	$(998)	—	$969
Change as a percent of fair value	0.20%	—	(0.19)%
Senior mortgage-backed notes, related party
Fair value	$(100,477)	$(100,477)	$(100,477)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Mortgages payable
Fair value	$(207,561)	$(219,380)	$(231,199)
Change in fair value	$11,819	—	$(11,819)
Change as a percent of fair value	(5.39)%	—	5.39%
Trust preferred securities
Fair value	$(50,000)	$(50,000)	$(50,000)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Designated and undesignated interest rate swaps and caps
Fair value	$(55,204)	$(3,315)	$44,437
Change in fair value	$(51,889)	—	$47,753
Change as a percent of notional value	(3.63)%	—	3.34%
Credit default swaps (net)
Fair value	$(36,214)	$(35,003)	$(33,870)
Change in fair value	$(1,211)	—	$1,133
Change as a percent of notional value	(0.49)%	—	0.46%

    (1)
    The fair value of all of our available-for-sale investments are included.

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

        Currency Risk—In August 2007, we sold a commercial real estate loan that was denominated in Canadian dollars and in September 2007, we sold an investment that was denominated in British pounds. The corresponding repo debt and foreign currency swaps related to these investments were also terminated. As a result of these sales, we no longer had any foreign currency exposure as of September 30, 2007. However, from time to time, we may make other investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk.

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

        In addition, under the Agreement, our Manager earns a quarterly incentive fee equal to 25% of the amount by which the quarterly net income per share, as defined in the Agreement (which principally excludes the effect of stock compensation and the unrealized change in derivatives), exceeds an amount equal to the product of the weighted average of the price per share of the common stock we issued in our March 2005 private offering and in our IPO and the price per share of common stock in any subsequent offerings by us, multiplied by the higher of (i) 2.4375% or (ii) 25% of the then applicable 10 year Treasury note rate plus 0.50%, multiplied by the then weighted average number of outstanding shares for the quarter. The incentive fee is paid quarterly. The Agreement provides that 10% of the incentive management fee is to be paid in shares of our common stock (providing that such payment does not result in our Manager owning directly or indirectly more than 9.8% of our issued and outstanding common stock) and the balance is to be paid in cash. Our Manager may, at its sole discretion, elect to receive a greater percentage of its incentive management fee in shares of our common stock. The incentive management fees included in our consolidated statements of operations that were incurred during the nine months ended September 30, 2007 and September 30, 2006 and the three months ended September 30, 2007 and September 30, 2006 were $0.1 million, $0.1 million, $0 million and $0.1 million, respectively.

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

        We issued to our Manager 84,000 shares of our restricted common stock and granted options to purchase 126,000 shares of our common stock for a 10 year period at a price of $25 per share in March 2005. We issued to one of our executive officers 30,000 shares of restricted common stock in March 2006. 10,000 of such shares vested on March 15, 2007 and the remaining 20,000 shares were forfeited in April 2007 when the executive officer to whom such shares were issued resigned from his position with us. We issued to one of our directors 2,000 shares of restricted stock in November 2006 and 2,000 shares of restricted stock in May 2007, both of which vest on the first anniversary of the date of issuance. For the nine months ended September 30, 2007 and September 30, 2006 and the three months ended September 30, 2007 and September 30, 2006, the base management expense was $5.1 million, $4.7 million, $1.4 million and $1.9 million, respectively. Included in the management fee expense for the nine months ended September 30, 2007 and September 30, 2006 and the three months ended September 30, 2007 and September 30, 2006 is $0.5 million, $0.7 million, $0.1 million and $0.2 million, respectively, of amortization of stock-based compensation related to restricted stock and options granted.

        The Agreement provides that we are required to reimburse our Manager for certain expenses incurred by our Manager on our behalf provided that such costs and reimbursements are no greater than that which would be paid to outside professionals or consultants on an arm's length basis. For the nine months ended September 30, 2007 and September 30, 2006 and the three months ended September 30, 2007 and September 30, 2006, we were not charged any reimbursable costs by our Manager.

        In January 2007, we purchased a $28.5 million investment in BREF One, LLC (the "Fund"), a real estate finance fund sponsored by Brookfield Asset Management Inc. ("Brookfield"), the indirect parent of our Manager, and managed by a Brookfield subsidiary, and incurred a $10.4 million unfunded capital commitment to the Fund. The acquisition was made from two subsidiaries of Brookfield. As of September 30, 2007, the unfunded commitment totaled $3.5 million. In addition, income from the equity investment in the Fund for the three months and the nine months ended September 30, 2007 was $0.7 million and $2.2 million, respectively.

        In February 2007, we entered into a sale and purchase agreement with BREOF BNK Fannin LP and BREOF BNK Phoenix LLC, two subsidiaries of a real estate opportunity fund sponsored by Brookfield and managed by a Brookfield subsidiary, to acquire two commercial properties as described in Note 5 to our financial statements for a total value of $234.7 million. We paid the purchase price for the properties with the proceeds from a $198.5 million mortgage loan from an external lender that bears interest at an annual fixed rate of 5.509% and matures on April 1, 2017 and with available cash. In addition to the sale and purchase agreement, we entered into rent enhancement agreements with BREOF BNK Fannin LP and BREOF BNK Phoenix LLC under which we will receive monthly rent enhancement payments through 2015 totaling $15.9 million.

        In April 2007, we issued $115.0 million of senior mortgage-backed notes through a newly-formed subsidiary, CRZ ABCP Financing LLC. We retained $9.3 million of senior subordinated mortgage-backed notes and $4.3 million of subordinated mortgage-backed notes. CRZ ABCP Financing LLC holds assets, consisting of commercial whole mortgage loans, which serve as collateral for the mortgage-backed notes. Senior mortgage-backed notes in the aggregate principal amount of $101.5 million were issued to an affiliate of our Manager with floating coupons with an interest rate of three-month LIBOR plus 0.35%. Interest on the senior mortgage-backed notes is payable monthly. The senior mortgage-backed notes mature in April 2017 and the outstanding principal is due at maturity. Early repayments of the underlying mortgage loans require repayment of a portion of the senior mortgage-backed notes. The senior mortgage-backed notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the senior mortgage-backed notes issued were used to repay outstanding debt under our repurchase agreements. As of September 30, 2007, the mortgage-backed notes were collateralized by real estate loans with a carrying value of $115.4 million.

        In August 2007, we entered into a $100.0 million unsecured 364-day credit facility with Brascan (U.S.) Corp., an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brascan (US) Corp. amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100.0 million in the aggregate and expires in November 2008. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendment were approved by the independent members of our board of directors. The credit agreement contains customary representations, warranties and covenants, including covenants limiting dividends, liens, mergers, asset sales and other fundamental changes. In addition, the credit agreement contains additional covenants, which include maintaining a certain minimum net worth, earning a certain minimum level of net income, and maintaining a maximum ratio of debt to equity. Through November 8, 2007 we have not borrowed any funds under this credit facility.

        In September 2007, we entered into a sale and purchase agreement with BREOF BNK2 Arlington LP, a subsidiary of a real estate opportunity fund sponsored by Brookfield and managed by a Brookfield subsidiary, to acquire one commercial property as described in Note 5 to our financial statements for a total value of $26.5 million. We paid the purchase price for the property with the proceeds from a $20.9 million mortgage loan from an external lender that bears interest at an annual fixed rate of 6.29% and matures on October 1, 2017 and with available cash. In addition to the sale and purchase agreement, we entered into rent enhancement agreements with BREOF BNK2 Arlington LP under which we will receive monthly rent enhancement payments through 2019 totaling $6.9 million.

        We and our Manager have entered into sub-advisory agreements with other affiliated entities and the fees payable under such agreements will be paid from any management fees earned by our Manager. In addition, certain of these affiliated sub-advisory entities introduced investments to us for purchase that we acquired for a total of $289.0 million and $21.4 million during the nine months ended September 30, 2007 and September 30, 2006, respectively. The purchase price was determined at arm's length and the acquisition was approved in advance by the independent members of our board of directors.

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

        As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Controls

        There have been no changes in our "internal control over financial reporting" (as defined in paragraph (d) of Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.    Legal Proceedings

        None

Item 1A.    Risk Factors

        Other than as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 30, 2007 with the SEC. A copy of those risk factors, updated for September 30, 2007, are attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

        The following new or updated risk factors reflect material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2006.

Periods of adverse market volatility could adversely affect our liquidity.

        During periods of increased adverse market volatility, such as the recent disruption in the residential mortgage and global asset-backed commercial paper market, we are exposed to the risk that we may have to post additional margin collateral, which may have a material adverse impact on our available liquidity. As a result, our contingent liquidity reserves may not be sufficient in the event of a material adverse change in the credit markets and related market price market volatility.

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

        In addition, conditions in the capital markets may make the issuance of a CDO impractical when we do have a sufficient pool of collateral. In this regard, as discussed in the "Trends" section of Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q (our "MD&A"), the dislocations in the sub-prime market have rippled throughout the structured finance markets. Yield spreads on CMBS and prime Non-Agency RMBS widened dramatically during the third quarter of 2007, resulting in significant negative mark to market adjustments to our assets. The issuance of CDOs, which has been a key financing tool for us and our peers, has come to a halt, cutting off an attractive financing alternative for the time being. Downgrades of structured securities by the rating agencies are likely to continue through the fourth quarter of 2007. Large-scale downgrades have the potential to cause another liquidity crisis similar to that of July and August 2007, as the downgrades could trigger forced sales of MBS by structured investment vehicles, or SIVs, and asset-backed commercial paper issuers, or ABCPs. The inability to securitize our portfolio could hurt our performance and ability to grow our business. At the same time, the securitization of our portfolio investments might expose us to losses, as the residual portfolio investments in which we do not sell interests will tend to be riskier and more likely to generate losses.

The weakness in the mortgage market has caused us to expect increased losses related to our holdings.

        The sub-prime market has been severely affected by changes in the lending landscape; for now and for the foreseeable future, access to mortgages for sub-prime borrowers has been substantially limited. This limitation on financing is expected to have an impact on all ARM loans that are resetting and is expected to result in increased default rates. The severity of the liquidity limitation was largely unanticipated by the markets. As well, the liquidity issues also affect prime and alt-a Non-Agency lending, with mortgage rates remaining much higher and many product types being severely curtailed. At the margin, this has an impact on new demand for homes, which will compress the home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates and mortgage loan delinquencies. This comes in addition to the delinquency pressures in the sub-prime market resulting from weaker underwriting, which put many sub-prime lenders out of business in 2006 and 2007. The market deterioration has caused us to expect increased losses related to our holdings. We believe that, at this time, the underlying losses in the sub-prime market have not fully manifested themselves in the securitizations. For the nine months ended September 30, 2007, we had impairments on sub-prime RMBS totaling $53.4 million.

Declines in the market values of our investments may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

        A substantial portion of our assets are classified for accounting purposes as "available-for-sale." Changes in the market values of those assets are directly charged or credited to stockholders' equity. As a result, a decline in values may reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale security is other than temporary, such decline will reduce earnings. In this regard, for the three months ended September 30, 2007, in addition to 19 RMBS and two Agency MBS that were previously impaired in 2007, we recorded an impairment charge on an additional 83 RMBS, 16 CMBS and two preferred stock investments. The total impairment charge for the three months ended September 30, 2007 was $81.3 million, which was reclassified out of other comprehensive income. The impairment of 24 of the 102 RMBS and seven of the 16 CMBS, totaling $27.2 million and $11.2 million, respectively, for that period is attributed to the decline in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets. The impairment of the remaining 78 of the 102 RMBS and both of the preferred stock investments, totaling $30.6 million and $3.2 million, respectively, for that period is attributed to other than temporary declines in market values and is primarily a consequence of wider spreads affecting market values of the securities. The impairment of both of the Agency MBS and the remaining nine of the 16 CMBS, totaling $0.1 million and $9.1 million, respectively, for that period is a result of our intent not to hold these securities to recovery where cost exceeds market value.

        All of our repurchase agreements are subject to bilateral margin calls in the event that the collateral securing our obligations under those facilities exceeds or does not meet our collateralization requirements. The analysis of sufficiency of collateralization is undertaken daily, and the thresholds for adjustment range from $100,000 to $500,000. As of September 30, 2007, on a net basis, the fair value of the collateral, including restricted cash, securing our obligations under repurchase agreements exceeded the amount of such obligations by approximately $171.4 million. However, during the third quarter of

2007, due to the deterioration in the market value of our assets, we received margin calls under several of our repurchase agreements, which resulted in our having to tap our financing sources to post additional collateral.

        A further decline in the market value of our assets may adversely affect us particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we would have to sell the assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to stockholders.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The following table shows our stock repurchase activity during the third quarter of 2007.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
August 21-31, 2007	55,400	$14.48	55,400	1,944,600
September 1-30, 2007	119,600	15.28	175,000	1,825,000

(1)
On August 7, 2007, the Board of Directors of Crystal River Capital, Inc. authorized and announced the repurchase of 2,000,000 shares of common stock, par value $0.001 per share, of Crystal River Capital, Inc. in open-market or in privately negotiated transactions. The amount and timing of purchases will depend upon a number of factors, including the price and availability of the Company's shares and general market conditions. This program has no expiration date but may be terminated by the Board of Directors at any time. Crystal River Capital, Inc. purchased an aggregate of 175,000 shares during the periods indicated above under this program. There are 1,825,000 shares remaining for repurchase under this program as of September 30, 2007.

(2)
Includes brokerage commissions.

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
3.2
Amended and Restated Bylaws of Crystal River Capital, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-32958) filed on May 14, 2007 and incorporated herein by reference)
10.1
Second Amendment and Waiver, dated as of August 15, 2007, by and among Signature Bank, Bank Hapoalim B.M. and the Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32958) filed on August 21, 2007 and incorporated herein by reference)
10.2
Third Amendment, dated as of November 2, 2007, by and between Signature Bank and the Company (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K (File No. 001-32958) filed on November 8, 2007 and incorporated herein by reference)
10.3
Amendment No. 2 to Master Repurchase Agreement, dated as of August 15, 2007, by and among the Company, Crystal River Capital TRS Holdings, Inc. and Wachovia Bank, N.A. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-32958) filed on August 21, 2007 and incorporated herein by reference)
11.1
Statements regarding Computation of Earnings per Share (Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 15 to the consolidated financial statements contained in this quarterly report)
31.1	*	Certification of Clifford E. Lai, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Craig J. Laurie, Chief Financial Officer and Treasurer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Clifford E. Lai, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Craig J. Laurie, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	*	Risk Factors

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRYSTAL RIVER CAPITAL, INC.
/s/ CLIFFORD E. LAI
November 9, 2007	Clifford E. Lai
Date	President and Chief Executive Officer
/s/ CRAIG J. LAURIE
November 9, 2007	Craig J. Laurie
Date	Chief Financial Officer and Treasurer

S-1

QuickLinks

CRYSTAL RIVER CAPITAL, INC. INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
Crystal River Capital, Inc. and Subsidiaries Consolidated Balance Sheets (in thousands, except share and per share data)
Crystal River Capital, Inc. and Subsidiaries Consolidated Statements of Operations (in thousands, except share and per share data) (Unaudited)
Crystal River Capital, Inc. and Subsidiaries Consolidated Statement of Changes in Stockholders' Equity For the Nine Months Ended September 30, 2007 (in thousands, except share data) (Unaudited)
Crystal River Capital, Inc. and Subsidiaries Consolidated Statements of Cash Flows (in thousands) (Unaudited)
Crystal River Capital, Inc. and Subsidiaries Notes to Consolidated Financial Statements September 30, 2007 (in thousands, except share and per share data) (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES