Form 10-K
period 2007-12-31
Crystal River Capital, Inc.
filed 2008-03-13
CIK 1344705

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32958

Crystal River Capital, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-2230150 (I.R.S. Employer Identification No.)
Three World Financial Center, 200 Vesey Street, 10th Floor New York, New York (Address of principal executive offices)	10281-1010 (Zip Code)

Registrant's telephone number, including area code: (212) 549-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

MARKET VALUE

          The aggregate market value of the outstanding common stock held by non-affiliates of the registrant was approximately $553.3 million as of June 29, 2007 based on the closing sale price on the New York Stock Exchange on that date and the outstanding common stock as of the date hereof.

OUTSTANDING STOCK

          As of March 12, 2008, there were 24,704,945 outstanding shares of common stock. The common stock is listed on the New York Stock Exchange (trading symbol "CRZ").

DOCUMENTS INCORPORATED BY REFERENCE

          Part III incorporates information by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the close of the registrant's fiscal year.

CRYSTAL RIVER CAPITAL, INC.

i

EXPLANATORY NOTE

Except where the context suggests otherwise in this report, the terms "Crystal River," "we," "us" and "our" refer to Crystal River Capital, Inc. and its subsidiaries; "Hyperion Brookfield Crystal River" and "our Manager" refer to our external manager, Hyperion Brookfield Crystal River Capital Advisors, LLC; "Hyperion Brookfield" refers to Hyperion Brookfield Asset Management, Inc., the parent company of Hyperion Brookfield Crystal River; "Brookfield Sub-Advisor" refers to Brookfield Crystal River Capital L.P., a sub-advisor that has been retained by us and Hyperion Brookfield Crystal River; "Brookfield" refers to Brookfield Asset Management Inc., formerly known as Brascan Corporation, the indirect parent company of Hyperion Brookfield and Brookfield Sub-Advisor, together with its subsidiaries; and "Ranieri & Co." refers to Ranieri & Co., Inc., another sub-advisor that has been retained by us and Hyperion Brookfield Crystal River. References in this report to the rating of a debt security reflects the lowest of the credit ratings for such security issued by each of Fitch, Inc., Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc.

FORWARD-LOOKING INFORMATION

        Some of the statements under "Risk Factors," "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "goal," "objective," "potential," "project," "should," "will" and "would" or the negative of these terms or other comparable terminology.

        The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, the performance of our portfolio and our business, financial condition, liquidity and results of operations may vary materially from those expressed, anticipated or contemplated in our forward-looking statements. You should carefully consider these risks before you invest in our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

  •
  the factors referenced in this report, including those set forth below in Item 1A and in "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations;"

  •
  general volatility of the securities markets in which we invest and the market price of our common stock;

  •
  changes in our business strategy;

  •
  availability, terms and deployment of capital;

  •
  availability of qualified personnel;

  •
  changes in our industry, interest rates, the debt securities markets or the general economy;

  •
  increased rates of default and/or decreased recovery rates on our investments;

  •
  increased prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;

  •
  changes in governmental regulations, tax law and rates and similar matters;

  •
  our expected financings and investments;

  •
  the adequacy of our cash resources and working capital;

  •
  changes in generally accepted accounting principles by standard-setting bodies;

  •
  availability of investment opportunities in real estate-related and other securities; and

  •
  the degree and nature of our competition.

PART I

Item 1.    Business.

        Crystal River is a Maryland corporation that invests in commercial real estate, real estate loans and instruments, real estate-related securities, such as commercial and residential mortgage-backed securities, and various other asset classes. Our objective is to generate sustainable current income and long-term capital appreciation to our investors. To achieve this objective, we currently are investing primarily in commercial real estate, whole mortgage loans, junior interests in mortgage loans known as B Notes, mezzanine loans, commercial mortgage-backed securities, or CMBS, mortgage-backed securities issued by U.S. Government sponsored agencies, or Agency MBS, and non-Agency residential mortgage-backed securities, or non-Agency RMBS. We also have invested in and intend in the future to invest in diversified asset-backed securities, or ABS, including aircraft and consumer obligations, and collateralized debt obligations, or CDOs. Finally, we have made and intend to continue to make selective debt and/or equity investments in certain alternative assets, which may include power generating facilities, timber and private equity funds managed by certain of our affiliates that invest in such assets, to diversify our portfolio and enhance our risk adjusted returns. We are externally managed and advised by wholly-owned subsidiaries of Brookfield. We have elected and qualified to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code since the 2005 tax year. To maintain our tax status as a REIT, we have distributed, and intend to continue to distribute, at least 90% of our taxable income, and have tailored our balance sheet investment program to originate or acquire loans and investments to produce a portfolio that meets the asset and income tests necessary to maintain qualification as a REIT.

        We were organized on January 25, 2005 by Hyperion Brookfield, which may be deemed to be our promoter, and completed a private offering of our common stock in March 2005, in which we raised net proceeds of approximately $405.6 million. In August 2006, we completed our initial public offering, in which we sold 7.5 million shares of our stock and raised net proceeds of $158.6 million.

        We currently target and expect to continue to target asset classes that provide consistent, stable risk-adjusted returns. We expect to continue to leverage our investments to enhance returns on our investments. We make portfolio allocation decisions based on various factors, including expected cash yield, relative value, risk-adjusted returns, current and projected credit fundamentals, current and projected macroeconomic considerations, current and projected supply and demand, credit and market risk concentration limits, liquidity, cost and availability of financing and hedging activities, as well as maintaining our REIT qualification and our exclusion from regulation under the Investment Company Act of 1940. These factors place significant limits on the amount of certain of our targeted investments such as private equity funds, non-real estate loans, aircraft and consumer ABS, non-real estate-related CDOs and other equity investments that we may include in our portfolio.

        Our common stock, par value $0.001 per share, which we refer to as the Common Stock, is traded on the New York Stock Exchange under the symbol "CRZ". We establish our dividend by analyzing the long-term sustainability of earnings given existing market conditions and the current composition of our portfolio. This includes an analysis of our credit loss assumptions, general level of interest rates and projected hedging costs.

        We are managed by Hyperion Brookfield Crystal River Capital Advisors, LLC, which we refer to as the Manager, a subsidiary of Brookfield Asset Management Inc., a publicly traded (NYSE:BAM) asset management company with $95 billion of assets under management at December 31, 2007. The Manager provides an operating platform that incorporates significant asset origination, risk management, and operational capabilities.

        Beginning in 2007, we determined that we operate in two reportable segments: a Securities, Loans and Other segment and a Commercial Real Estate segment. See Note 18 to our consolidated financial statements contained elsewhere herein for certain financial information relating to our segments for the year ended December 31, 2007.

        Current market conditions continue to remain challenging. Recently, the market for Agency MBS has come under pressure from a few market participants' forced sales of significant amounts of highly-leveraged holdings, which in turn has caused a dip in market prices of Agency MBS and led to increased margin requirements from financing sources. Fundamentally, we believe the credit quality of such securities are implicitly backed by the U.S. Government, but we believe that the increased supply due to the de-leveraging of portfolios by our competitors could drive further selling pressure in the sector. With respect to the non-Agency RMBS market, we believe that the fundamentals have clearly changed for the worse. Prices on most securities other than Agency MBS continue to decline, but to a lesser extent than what was noted in the latter half of 2007. On the positive side, the U.S. Government has taken the initiative of lowering interest rates set by the Federal Reserve, which is expected to help reduce borrowing costs for individuals and corporations alike, and result in more stable earnings for financial institutions. While pricing for non-Agency RMBS assumes significant losses on securities, we believe that these government measures, combined with lower interest rates, are expected to help contain losses and enable banks and other financial institutions to recover from the aftermath of the credit crisis currently being experienced in the financial markets.

Our Manager

        We are externally managed and advised by Hyperion Brookfield Crystal River, a wholly-owned subsidiary of Brookfield that was formed on January 25, 2005 solely for the purpose of serving as our manager, whose officers consist of investment professionals and employees of Hyperion Brookfield or one or more of its affiliates. As of December 31, 2007, Hyperion Brookfield Crystal River had no employees and we and Hyperion Brookfield Crystal River had no independent officers and were entirely dependent on Hyperion Brookfield for the day-to-day management of our operations. While our directors periodically review our investment guidelines and our investment portfolio, other than any investments involving our affiliates or our sub-advisors' affiliates or investments proposed by Brookfield Sub-Advisor, which they are required to review and approve prior to such investments being made, they do not review all of our proposed investments. Our officers, as employees of Hyperion Brookfield or one of its affiliates, have been delegated the responsibility to review and make investments consistent with our investment strategy. Hyperion Brookfield Crystal River did not have any experience managing a REIT prior to its entering into a management agreement with us and it currently does not provide management or other services to entities other than us. Prior to our formation, Hyperion Brookfield had no prior experience managing a REIT. Today, Hyperion Brookfield employs approximately 70 professionals and is dedicated to providing investment management services for institutional clients and mutual funds through the management of core fixed income portfolios as well as separately managed portfolios of RMBS, CMBS and ABS. As of December 31, 2007, Hyperion Brookfield and its affiliates managed approximately $22.5 billion in assets for institutional clients, closed-end investment companies and CDOs.

        We and our Manager believe that the most significant opportunities for out-performance exist between and within our target asset classes, as well as among individual investments. Our Manager will strive to identify and capitalize on relative value anomalies through the assessment of relationships between supply and demand, changes in interest rates and associated prepayment expectations, market volatility and investor trends. We and our Manager believe that, on a long-term basis, this investment approach will provide attractive risk-adjusted returns.

        We believe our relationship with Brookfield, Hyperion Brookfield, our Manager and our sub-advisors provides us with substantial benefits in sourcing, underwriting and managing our investments. Our Manager is responsible for administering our business activities and day-to-day operations and uses the resources of Hyperion Brookfield to support our operations. We believe that our management agreement and sub-advisory agreements provide us access to broad referral networks, experience in capital markets, credit analysis, debt structuring, hedging and asset management, as well as corporate operations and governance. Our Manager, together with our sub-advisors, has well-respected, established portfolio management resources for each of our targeted asset classes and an extensive, mature infrastructure supporting those resources. Our Manager's and our sub-advisors' portfolio management resources and infrastructure are fully scalable to service our company's activities. We also expect to benefit from our Manager's comprehensive risk management, which addresses not only the risks of portfolio loss, such as risks relating to price volatility, position sizing and leverage, but also the operational risks such as execution of transactions, clearing of transactions, recording of transactions, and monitoring of positions that can have major adverse impacts on investment programs.

        Our Manager and our sub-advisors have senior management teams with extensive experience in identifying and financing, hedging and managing commercial real estate, real estate loans and instruments, and real estate-related securities, such as CMBS, Agency MBS and RMBS. Clifford Lai, our president and chief executive officer, also is the chairman of Hyperion Brookfield.

        Our Manager is not obligated to dedicate certain of its employees exclusively to us nor is it obligated to dedicate any specific portion of its time to our business. Moreover, none of our Manager's employees are contractually dedicated to our Manager's obligations to us under our management agreement.

Our Business Strengths

  •
  Access to a Top-Ranked Investment Advisor with a Superior Track Record

  •
  Access to Complementary Investment Skills of Leading Sub-Advisors

  •
  Experienced Professionals and Senior Management Team

  •
  Diversified Investment Strategy

  •
  Access to Hyperion Brookfield's Infrastructure

  •
  Relationships and Deal Flow of Hyperion Brookfield and Our Sub-Advisors

  •
  Alignment of Interests of Hyperion Brookfield Crystal River and Our Stockholders

Our Investment Strategy

  Relative Value Philosophy

        Hyperion Brookfield Crystal River's investment strategy is consistent with Hyperion Brookfield's investment philosophy, which is predicated on the concept of relative value. We and Hyperion Brookfield believe that the most significant opportunities for out-performance exist between and within sectors, as well as among individual investments. The investment process begins with a macroeconomic assessment of the market. Included in the market assessment is the analysis of the interest rate environment, the phase of the real estate cycle, consumer credit trends, supply and demand relationships, as well as a review of any recently released or pending economic data. Hyperion Brookfield seeks to determine the relative merits of sectors by combining the analysis of historical relationships with the firm's anticipated outlook for the market. Portfolio managers evaluate fundamental and technical developments in each sector, along with current offerings, recent transactions and market clearing levels and yield spread levels to provide a relative value outlook. The portfolio manager will closely examine yield spread histories across sectors and yield spread histories within sectors, along with fundamental credit analyses and option-adjusted spread analyses to examine call features and options. Hyperion Brookfield's analytical platform is designed not only to identify technical and fundamental changes across sectors, but also to quantify whether such changes in relative value are temporary, and therefore represent an investment opportunity, or are more permanent. This analysis is utilized to determine optimal areas to allocate credit risk in the portfolio across sectors and maturities and to maximize yield and total return expectations. The portfolio manager will analyze the risks of the various sectors, specifically, the outlook for delinquencies, housing affordability, consumer debt, collateral value appreciation, and loss severities for residential and commercial property. Hyperion Brookfield's investment philosophy has historically been successful at identifying and exploiting relative value opportunities over a complete market cycle.

        The most important component of Hyperion Brookfield's relative value investment strategy is security selection, a process that is the result of both quantitative and qualitative inputs, as well as the experience of the portfolio managers. Members of the investment team, utilizing Hyperion Brookfield's proprietary analytics, determine the relative strengths of various securities based on applicable criteria such as issuer, issue, vintage, credit rating, structure, and geographic exposure. The security selection process focuses on four primary areas: the analysis of credit strength, the analysis of security structure, the determination of relative value, and a surveillance function. The analysis of credit strength entails the assessment of loan level attributes such as a security's loan-to-value ratio, ratios like borrower's debt to income, or debt coverage, and loan features and location, as well as trend level attributes such as vintage and issuer. Security structure involves the comprehensive examination of a security's structural attributes such as credit support, triggers, single asset, conduit, large loan, as well as its yield maintenance provisions and prepayment lock-outs. After these first two analyses, the relative value of a security versus other candidates is determined through the evaluation of such aspects as yield spread and liquidity. Finally, after purchase, a surveillance function begins that uses such analytical tools as Hyperion Brookfield's proprietary credit filters and shortfall model to determine whether a security continues to perform as expected.

        Our objective is to provide attractive returns to our investors through a combination of dividends and capital appreciation. To achieve this objective, we opportunistically invest in a diversified investment portfolio of real estate securities and various other asset classes. We believe that this strategy permits us to be opportunistic and invest in those assets that generate attractive risk-adjusted returns, subject to maintaining our REIT status and exclusion from regulation under the Investment Company Act. Accordingly, we have not adopted policies that require us to establish or maintain any specific asset allocations, and our targeted allocations will vary from time to time as determined by our management team, subject to the oversight of our board of directors.

        We benefit from the full range of experience and depth of resources developed by Hyperion Brookfield and its affiliates in managing approximately $22.5 billion of assets as of December 31, 2007. We believe this experience allows us to create a diversified portfolio that will provide attractive returns to investors. We rely on Hyperion Brookfield's expertise in identifying assets within our target asset classes that will have limited price volatility risk, yet will provide consistent, stable margins. We expect to make portfolio allocation decisions based on various factors, including expected cash yield, relative value, risk-adjusted returns, current and projected credit fundamentals, current and projected macroeconomic considerations, current and projected supply and demand, credit and market risk concentration limits, liquidity, cost of financing and financing availability, as well as maintaining our REIT qualification and exclusion from regulation under the Investment Company Act.

  Our Target Asset Classes

        Our targeted asset classes and the principal investments we expect to make in each are as follows:

Asset Class	Principal Investments
Commercial Real Estate	•	Direct Property Ownership
	•	REIT Common and Preferred Stock investment
	•	Preferred Equity Investments
	•	Joint Ventures
Mortgages and Other Real Estate	•	Mortgage Loans
Debt	•	Bridge Loans
	•	B Notes
	•	Mezzanine Loans
	•	Land Loans
	•	Construction Loans
	•	Construction Mezzanine Loans
MBS
—CMBS	•	Investment Grade CMBS (Senior and Subordinated)
	•	Below-Investment Grade CMBS (Rated and Non-Rated)
—Agency MBS	•	Agency Adjustable Rate Mortgages ("ARMs")
—RMBS	•	Non-Agency ARMs
	•	Investment Grade RMBS
	•	Below-Investment Grade RMBS
	•	Non-Conforming Loans
	•	Other RMBS
Other asset-backed securities	•	CDOs
	•	Consumer ABS
	•	Aircraft ABS
Alternative Assets	•	Hydroelectric, Gas- and Coal-Fired Power Generating Facilities
	•	Timber
	•	Other Equity Investments

        Our net investment income is generated primarily from the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. Our net investment income will vary based upon, among other things, the difference between the interest rates earned on our various interest-earning assets and the borrowing costs of the liabilities used to finance those investments.

        Although we intend to focus on the investments described above, our investment decisions depend on prevailing market conditions. We have not adopted any policy that establishes specific asset allocations among our targeted asset classes. As a result, we cannot predict the percentage of our assets that will be invested in each asset class or whether we will invest in other classes or investments. Our board of directors does not and will not review all of our proposed investments, but will review our portfolio at least quarterly and will review our investment strategy and policies at least annually. We may change our investment strategy and policies and the percentage of assets that may be invested in each asset class, or in the case of securities, in a single issuer, without a vote of our stockholders.

        The following discusses the principal investments we have made and that we expect to make.

        Direct Real Property Ownership.    We currently, and expect to continue to, make direct investments in income-producing commercial real estate either within or outside the United States. Such investments may include office, multi-family residential, retail and industrial properties. We may acquire ownership of commercial property that we will own and operate or otherwise acquire controlling and non-controlling interests in commercial property through joint ventures and similar arrangements. We currently expect to leverage our direct real estate investments in the range of three to eight times the amount of our equity allocated to the asset class. As of December 31, 2007, we had $234.8 million of direct investments in real property. In connection with our direct real property ownership, we have recorded rent enhancement receivables totaling $16.3 million as of December 31, 2007. Intangible assets and liabilities recorded in connection with our direct real property ownership totaled $81.2 million and $77.7 million, respectively, as of December 31, 2007.

        Whole Mortgage Loans and Bridge Loans.    We currently, and may continue to, originate or purchase whole loans secured by first mortgages which provide long-term mortgage financing to commercial property developers and owners that generally have maturity dates ranging from three to ten years. We also may originate or purchase first mortgage loans that provide interim or bridge financing until permanent mortgage financing can be obtained. The maturity dates on bridge loans are generally less than five years. In some cases, we may originate and fund a first mortgage loan with the intention of selling the senior tranche and retaining the B Note or mezzanine loan tranche. As of December 31, 2007, we had originated 2.9% of the aggregate principal amount of whole mortgage loans and bridge loans that we held. We currently, and expect to continue to, leverage our investments in whole mortgage loans and bridge loans in the range of zero to eight times the amount of our equity allocated to the asset class. As of December 31, 2007, we had approximately $118.0 million in whole loans with a weighted average coupon rate of 5.73%.

        Commercial Real Estate Subordinated Loans.    We currently, and may continue to, invest in commercial real estate subordinated loans, which we refer to as B Notes, that may be rated by at least one nationally recognized rating agency. The subordination of a B Note typically is evidenced by an inter-creditor agreement with the holder of the related A Note. B Notes share certain credit characteristics with subordinated CMBS, in that both reflect an interest in a first mortgage and are subject to more credit risk with respect to the underlying mortgage collateral that the corresponding senior securities or the A Notes, as the case may be. As opposed to a typical CMBS secured by a large pool of mortgage loans, B Notes typically are secured by a single property, and the associated credit risk is concentrated in that single property. B Notes also share certain credit characteristics with second mortgages, in that both are subject to more credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or the A Note, as the case may be. We intend to continue to acquire B Notes in negotiated transactions with the originators, as well as in the secondary market. We currently expect to leverage our investments in B Notes in the range of zero to four times the amount of our equity allocated to the asset class. As of December 31, 2007, we had $0 of investments in B Notes.

        Mezzanine Loans.    We currently, and may continue to, originate or purchase mezzanine loans which are subordinated to a first mortgage loan on a property and are senior to the borrower's equity in the property. These loans are made to the owner of the property and are secured by pledges of ownership interests in the property and/or the property owner. The mezzanine lender can foreclose on the pledge interests and thereby succeed to ownership of the property subject to the lien of the first mortgage. As of December 31, 2007, we had purchased 100% of the aggregate principal amount of mezzanine loans that we held. We currently expect to continue to leverage our investments in mezzanine loans in the range of zero to three times the amount of our equity allocated to the asset class. As of December 31, 2007, we had $31.9 million in mezzanine loans with a weighted average coupon rate of 9.78%.

        Construction Loans and Construction Mezzanine Loans.    We currently, and may continue to, originate, or acquire participations in, construction or rehabilitation loans on commercial properties that generally provide 85% to 90% of total project costs and are secured by first lien mortgages. Alternatively, we may make mezzanine loans to finance construction or rehabilitation where our security is subordinate to the first lien mortgage. Construction loans generally would provide us with fees and interest income at risk adjusted rates and potentially a percentage of net operating income or gross revenues from the property, payable to us on an ongoing basis, and a percentage of any increase in value of the property, payable upon maturity or refinancing of the loan. As of December 31, 2007, we had originated 100% of the aggregate principal amount of construction loans and construction mezzanine loans that we held, which includes those loans in which we participated in the original syndication. We currently expect to continue to leverage our investments in construction loans and construction mezzanine loans in the range of zero to four times the amount of our equity allocated to the asset class. As of December 31, 2007, we had approximately $20.9 million in construction loans with a weighted average coupon rate of 12.49%.

        Commercial Mortgage Backed Securities.    We invest in CMBS that are secured by, or evidence ownership interests in, a single commercial mortgage loan, or a partial or entire pool of mortgage loans secured by commercial properties. These securities may be senior, subordinated, investment grade or non-investment grade. We expect the majority of our CMBS investments to be rated by at least one nationally recognized rating agency, and to consist of securities that are part of a capital structure or securitization where the rights of such class to receive principal and interest are subordinated to senior classes but senior to the rights of lower rated classes of securities. We currently, and intend to continue to, invest in CMBS that will yield high current interest income and where we consider the return of principal to be likely. We currently, and intend to continue to, acquire CMBS from private originators of, or investors in, mortgage loans, including savings and loan associations, mortgage banks, commercial banks, finance companies, investment banks and other entities. We expect to enter into interest rate swaps, futures, options or other strategies to reduce the impact of changes in interest and financing rates for these investments. We currently leverage our investments in CMBS in the range of zero to five times the amount of our equity allocated to the asset class. As of December 31, 2007, we had approximately $399.4 million in CMBS with a weighted average coupon rate of 5.29%.

        Agency Mortgage Backed Securities.    We intend to continue to invest in Agency MBS. Agency MBS are securities that represent participations in, are secured by or payable from, mortgage loans secured by residential real property, which include agency mortgage pass-through certificates and agency collateralized mortgage obligations, or CMOs. We have entered into, and expect to continue to enter into, interest rate swaps, futures, options or other strategies to reduce the impact of changes in interest and financing rates for these investments. Adjustable rate mortgages, or ARMS, have interest rates that reset periodically, typically every six or 12 months. Because the interest rates on ARMS adjust periodically based on market conditions, ARMS tend to have interest rates that do not significantly deviate from current market rates. This, in turn, can cause ARMS to have less price sensitivity to interest rates. Hybrid ARMS have interest rates that have an initial fixed period (typically two, three, five, seven or ten years) and thereafter reset at regular intervals in a manner similar to traditional ARMS. The investment characteristics of pass-through MBS differ from those of traditional fixed-income securities. Mortgage prepayments are affected by factors including the level of interest rates, general economic conditions, the location and age of the mortgage, and other social and demographic conditions. Generally, prepayments on pass-through MBS increase during periods of falling mortgage interest rates and decrease during periods of stable or rising mortgage interest rates. Reinvestment of prepayments may occur at higher or lower interest rates than the original investment, thus affecting the yield on our portfolio. We currently leverage our investments in Agency MBS in the range of up to 15 times the amount of our equity allocated to this asset class. As of December 31, 2007, we had approximately $1,246.7 million in Agency MBS with a weighted average coupon rate of 5.62%.

        Residential Mortgage Backed Securities.    We currently own, and in the future may invest in, Non-Agency RMBS. Non-Agency MBS are debt obligations issued by special purpose vehicles which are backed by residential mortgage loans that generally are not eligible for agency purchase. Non-Agency RMBS generally are issued as CMOs and are backed by pools of whole mortgage loans. Non-Agency RMBS generally are securitized in senior and subordinated structures, or structured with one or more of the types of credit enhancement. We have entered into, and expect to continue to enter into, interest rate swaps, futures, options or other strategies to reduce the impact of changes in interest and financing rates for these investments. Adjustable rate mortgages, or ARMS, have interest rates that reset periodically, typically every six or 12 months. Because the interest rates on ARMS adjust periodically based on market conditions, ARMS tend to have interest rates that do not significantly deviate from current market rates. This, in turn, can cause ARMS to have less price sensitivity to interest rates. Hybrid ARMS have interest rates that have an initial fixed period (typically two, three, five, seven or ten years) and thereafter reset at regular intervals in a manner similar to traditional ARMS. The investment characteristics of pass-through RMBS differ from those of traditional fixed-income securities. Mortgage prepayments are affected by factors including the level of interest rates, general economic conditions, the location and age of the mortgage, and other social and demographic conditions. Generally, prepayments on pass-through RMBS increase during periods of falling mortgage interest rates and decrease during periods of stable or rising mortgage interest rates. Reinvestment of prepayments may occur at higher or lower interest rates than the original investment, thus affecting the yield on our portfolio. We leverage our RMBS investments in the range of zero to five times the amount of our equity allocated to the asset class. As of December 31, 2007, we had approximately $168.4 million in RMBS with a weighted average coupon rate of 6.92%.

        Preferred Equity Investments.    We may make preferred equity investments in entities that directly or indirectly own income-producing commercial real estate. These preferred equity investments are not secured, but holders have priority relative to common equity holders on cash flow distributions and proceeds of capital events. In addition, preferred holders can often enhance their position and protect their equity position with lender-type covenants that limit the entity's activities and grant us the right to control the property after default subject to the lien of the first mortgage. We currently expect to leverage our preferred equity investments in the range of zero to five times the amount of our equity allocated to the asset class. As of December 31, 2007, we had $0 in preferred equity investments.

        REIT Common and Preferred Stock Investments.    We may invest in public and private issuances of common and preferred stock issued by REITs. We currently expect to leverage our investments in REIT preferred stock in the range of zero to three times the amount of our equity allocated to the asset class, subject to applicable margin requirements. As of December 31, 2007, we had $0 of investments in REIT common stock and REIT preferred stock.

        Other Equity Investments.    Subject to maintaining our qualification as a REIT, we also may invest from time to time in equity securities, which may or may not be related to real estate. These investments may include direct purchases of private equity as well as purchases of interests in private equity funds, which may be managed by affiliates of our Manager. We will follow a value-oriented investment approach and focus on the anticipated future cash flows generated by the underlying business, discounted by an appropriate rate to reflect both the risk of achieving those cash flows and the alternative uses for the capital to be invested. We will also consider other factors such as the strength of management, the liquidity of the investment, the underlying value of the assets owned by the issuer, and prices of similar or comparable securities. We currently expect that we may hold all, or at least a significant portion, of our other equity investments through our taxable REIT subsidiary, or TRS. To the extent that we do so, the income from such investments will be subject to corporate income tax. We currently expect to leverage our other equity investments in the range of zero to three times the amount of our equity allocated to the asset class. As of December 31, 2007, we had $36.2 million of other equity investments.

        Consumer Asset-Backed Securities.    We have invested in, and may in the future continue to invest in, investment grade and non-investment grade consumer ABS. Consumer ABS are generally securities for which the underlying collateral consists of assets such as home equity loans, credit card receivables and auto loans. Aircraft ABS are generally collateralized by aircraft leases. Issuers of consumer and aircraft ABS generally are special purpose entities owned or sponsored by banks and finance companies, captive finance subsidiaries of non-financial corporations or specialized originators such as credit card lenders. We expect that a significant amount of the consumer and aircraft ABS that we hold at any time will be rated between A1/A and B1/B+ and will have an explicit rating from at least one nationally-recognized statistical rating agency. We currently expect to leverage our investments in consumer ABS in the range of zero to 15 times the amount of our equity allocated to the asset class. As of December 31, 2007, we had $0 of investments in consumer ABS.

        Collateralized Debt Obligations.    We currently, and may continue to, invest in the debt and equity tranches of CDOs to gain exposure to corporate bonds, ABS and other instruments. Because of Hyperion Brookfield's experience in structuring and managing CDOs, we believe we have a competitive advantage in analyzing investment opportunities in CDOs. In general, CDOs are issued by special purpose vehicles that hold a portfolio of debt obligation securities. The CDO vehicle issues tranches of debt securities of different seniority, and equity to fund the purchase of the portfolio. The debt tranches are typically rated based on collateral quality, diversification and structural subordination. The equity securities issued by the CDO vehicle are the "first loss" piece of the CDO vehicle's capital structure, but they are also generally entitled to all residual amounts available for payment after the CDO vehicle's obligations to the debt holders have been satisfied. Some CDO vehicles are "synthetic," in which the credit risk to the collateral pool is transferred to the CDO vehicle by means of a credit derivative such as a credit default swap. We currently expect to leverage our investments in CDOs in the range of one to three times the amount of our equity allocated to the asset class. As of December 31, 2007, we had approximately $0.7 million in preferred equity of CDOs.

        Power and Timber.    We may make investments in income-producing timber and power generation assets. These investments may be in the form of either debt or equity interests. We may acquire these investments directly or participate with others through the syndication of debt positions, or in partnerships with other investors in equity ownership. These investments may be made in Brookfield's major geographic focus, namely, the United States and Canada, or elsewhere. Investments in power generation may relate to electricity generating facilities, such as hydroelectric, gas- or coal-fired power generating facilities. Investments in timber may be through freehold or leasehold interests, and will vary with respect to timber type, including hardwood and softwood, and age distribution. We currently expect to leverage our power and timber investments in the range of zero to eight times the amount of our equity allocated to the asset class. As of December 31, 2007, we had $0 of investments in power or timber.

        Other Investments.    As discussed above, we may invest opportunistically in other types of investments within Hyperion Brookfield's core competencies, including those discussed below.

        High Yield Corporate Bonds, Investment Grade Corporate Bonds and Related Derivatives.    High yield corporate bonds are debt obligations of corporations and other non-governmental entities rated below Baa or BBB. Investment grade corporate bonds are debt obligations of corporations and other non-governmental entities rated Baa/BBB or higher. To the extent we invest in these bonds, we expect that a material amount of the holdings will not be secured by mortgages or liens on assets. A substantial portion of the investment grade corporate bonds we hold may have an interest-only payment schedule, with the principal amount staying outstanding and at risk until the bond's maturity.

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

        We likely will hold at least some of the corporate bonds, government bonds and derivative instruments in which we invest for strategic purposes through our TRS. To the extent that we do so, the income from such bonds and instruments will be subject to corporate income tax. As of December 31, 2007, we had approximately $1.6 million in other investments.

Investment Sourcing

        We recognize that investing in our targeted asset classes is highly competitive, and that Hyperion Brookfield Crystal River will compete with many other investment managers for profitable investment opportunities in these areas. Accordingly, we believe the ability to identify and source such opportunities is very important to our success, and distinguishes us from many REITs with a similar focus to ours. We think that the combined and complementary strengths of Hyperion Brookfield and Brookfield Sub-Advisor in this regard give us a competitive advantage over such REITs.

        Hyperion Brookfield currently sources many of its clients' investments, and Hyperion Brookfield Crystal River sources many of our investments, through Hyperion Brookfield's close relationships with a large and diverse group of financial intermediaries, ranging from major investment banks and brokerage firms to specialty dealers and financial sponsors. On a combined basis, these firms extensively cover our targeted asset classes. Hyperion Brookfield also sources many investments from traditional sources, using proprietary deal screening procedures and credit analytics.

        Brookfield has over 25 years of experience operating and investing in real estate, hydroelectric, gas- and coal-fired power generating facilities and timber assets. Based on its long history of ownership within these asset classes and its high transaction volume, we believe that Brookfield, as an owner/operator, has developed the specialized internal resources and expertise to properly evaluate opportunities in these asset classes and to manage them. We expect that Brookfield will, from time to time, through Brookfield Sub-Advisor, provide us with the opportunity to acquire assets from its extensive portfolio, to finance Brookfield's and its affiliates' portfolio assets and to co-invest with Brookfield and its affiliates in assets that meet our investment objective.

Investment Process

        To evaluate, invest and manage our investments in commercial real estate, CMBS, RMBS and other ABS, Hyperion Brookfield Crystal River utilizes Hyperion Brookfield's proprietary analytical methods in performing scenario analysis to forecast cash flows and expected total returns under different interest rate and credit assumptions. Simulation analysis is also performed to provide a broader array of potential patterns of return over different interest rate and credit scenarios. Such analysis may be applied to individual securities or to an entire portfolio. Hyperion Brookfield Crystal River also performs relative value analyses of individual securities based on yield, credit rating, average life, expected duration and option-adjusted spreads. Other considerations in Hyperion Brookfield Crystal River's investment process include analysis of fundamental economic trends, suitability for investment by a REIT, consumer borrowing trends, home price appreciation and relevant regulatory developments.

        Our investments in real estate assets and other alternative asset classes will be recommended and, if approved by our board of directors, closed and managed by Brookfield Sub-Advisor.

        To evaluate, invest and manage investments in real estate, Brookfield Sub-Advisor, through its affiliates, will utilize its experience and strong track record as an operator of commercial properties. Relying on Brookfield's local presence in offices in the United States, Canada, Brazil and the United Kingdom, we expect that Brookfield Sub-Advisor is well positioned to underwrite and analyze real estate investments throughout North America, including the analysis of market conditions and building specific issues (including lease and structural analysis). Other considerations in the investment process will include valuation and analyses of economic conditions and demographic trends as well as supply and demand considerations.

        To evaluate, invest and manage investments in hydroelectric, gas- and coal-fired power generating facilities, Brookfield Sub-Advisor, through its affiliates, will utilize its experience as an owner and operator of hydroelectric, gas- and coal-fired power generating facilities. With Brookfield's operations in Canada, the United States and Brazil, we expect that Brookfield Sub-Advisor is well-positioned to underwrite and analyze investment opportunities in these regions including an analysis of current market conditions and property specific issues, such as in the case of hydro-electric generating facilities, structural assessments of dams and generating facilities, water flows and water storage capability, water use agreements, and turbines. Other considerations in the investment process include, but are not limited to, an analysis of market supply and demand, and an evaluation of the relative competitiveness of the sources of supply in the market, including but not limited to, as applicable, nuclear, coal-fired, gas-fired, hydroelectric, wind and emerging alternative forms of electricity generation.

        Brookfield, through its affiliates, owns and manages timber operations in Canada, the United States and Brazil. Relying on Brookfield's presence in these markets, we believe that Brookfield Sub-Advisor has the capability to underwrite and analyze investment opportunities for us. Considerations in the investment process include but are not limited to, the forest density, age and anticipated harvesting and silviculture costs.

Our Portfolio

        As of December 31, 2007, we had a portfolio of approximately $2.3 billion consisting primarily of Agency MBS, CMBS, commercial real estate and RMBS, as shown in the following chart:

			Weighted Average
	Carrying Value	Percent of Total Investments	Coupon	Months to Reset(1)	Yield to Maturity	Constant Prepayment Rate(2)
	(In thousands)
Commercial MBS:
Investment grade CMBS	$182,227	8.1%	5.84%		11.57%
Below investment grade CMBS	217,183	9.6	5.03		18.95

Total Commercial MBS	399,410	17.7	5.29		15.58
Agency MBS:
3/1 hybrid adjustable rate	252,874	11.2	5.39	17.21	5.14	36.87%
5/1 hybrid adjustable rate	993,808	44.0	5.68	41.18	4.93	37.34

Total Agency MBS	1,246,682	55.2	5.62	36.30	4.98	37.24
Non-Agency Residential MBS:
Non-Agency Prime MBS:
Investment grade	13,657	0.6	5.53	45.17	10.99	27.03
Below investment grade	102,064	4.5	6.88	12.60	45.60	26.40

Total Non-Agency Prime MBS	115,721	5.1	6.79	14.88	41.51	26.44
Non-Agency Sub-prime MBS:
Investment grade	18,983	0.8	6.79	4.17	125.15	32.01
Below investment grade	33,718	1.5	7.63	0.45	157.48	31.75

Total Non-Agency Sub-prime MBS	52,701	2.3	7.13	2.65	145.84	31.91

Total RMBS	168,422	7.4	6.92	10.17	74.16	28.55
CDO Preferred Stock	732	0.0	—		—

Total Securities	1,815,246	80.3	5.69		13.73

Real estate loans, net	170,780	7.6	7.46		6.31
Commercial real estate, net	234,763	10.4
Other investments	37,761	1.7	0.12		12.22

Total investments	$2,258,550	100.0%

(1)
Represents number of months before conversion to floating rate.

(2)
Represents the estimated percentage of principal that will be prepaid over the next 12 months based on historical principal paydowns.

        We have invested a substantial portion of our capital in Agency MBS pending the full implementation of our diversified investment strategy. The portion of our portfolio invested in Agency MBS is currently, and we expect it to continue to be, in the range of up to 75% of our assets, depending on factors such as relative value and our views on the credit fundamentals of commercial versus residential real estate, in an effort to create a more diversified, less correlated portfolio of investments, which may include investments in non-U.S. dollar denominated securities, subject to the availability of appropriate investment opportunities. However, our portfolio in its current form does not fully balance the interest rate or mark-to-market risks inherent in our MBS investments, and we will not be able to eliminate all of our portfolio risk through asset allocation. Future dividends and capital appreciation are not guaranteed. Our investments will depend on prevailing market conditions and trends. We have not adopted any policy that establishes specific asset allocations among our targeted asset classes, and our targeted allocations will vary from time to time. As a result, we cannot predict the percentage of our assets that will be invested in each asset class or whether we will invest in other classes or investments. We currently, and generally expect to continue to, incur total leverage of up to five times the amount of our equity for most investments other than Agency MBS, which we anticipate we generally may lever up to 15 times the amount of our equity allocated to this asset class. Our overall long-term average portfolio leverage is four to six times the amount of our equity. We may change our investment strategy and policies and the percentage of assets that may be invested in each asset class, or in the case of securities, in a single issuer, without a vote of our stockholders.

        As of December 31, 2007, we had entered into master repurchase agreements with various counterparties and as of such date, we had outstanding obligations under repurchase agreements with ten counterparties totaling approximately $1,276.1 million with a weighted average borrowing rate of 5.03%. In addition to repurchase agreements, we rely on credit facilities with multiple counterparties for capital needed to fund our other investments, including a $100 million secured revolving credit facility with an affiliate of our Manager that expires in May 2009. In November 2005, we closed our first CDO financing transaction, which we refer to as our CDO 2005-1 transaction and in January 2007, we closed our second CDO financing transaction, which we refer to as CDO 2006-1. We have no restriction on the amount of leverage that we may use.

        As of December 31, 2007, we had hedged a portion of the liabilities financing our investment portfolio by entering into a combination of one-, two-, three-, five- and ten-year interest rate swaps and caps. The total notional par value of such swaps and caps was approximately $1,079.3 million.

Risk Management

        Risk management is a cornerstone of Hyperion Brookfield's portfolio management system and we believe these risk management capabilities distinguish us from many of our competitors. Through our management agreement with Hyperion Brookfield Crystal River, we benefit from Hyperion Brookfield's comprehensive risk management program, which addresses not only the risks of portfolio loss, such as risks relating to price volatility, position sizing and leverage, but also the operational risks that can have major adverse impacts on investment programs. Operational risks include execution of transactions, clearing of transactions, recording of transactions, position monitoring, supervision of traders, portfolio valuation, counterparty credit and approval, custodian relationships, trader authorization, accounting and regulatory.

Our Financing Strategy

        Leverage Strategy.    We use leverage to increase potential returns to our stockholders. We use leverage for the purpose of financing our portfolio and do not expect to speculate on changes in interest rates. However, our use of leverage may also have the effect of increasing losses when economic conditions are unfavorable. While we have identified our leverage targets for each principal investment detailed above, our investment policies require no minimum or maximum leverage and we may increase the amount of leverage we incur above our targeted range for individual asset classes. Our investment guidelines and our portfolio and leverage are periodically reviewed by our board of directors as part of their ongoing oversight of our Manager's activities and performance.

        Hyperion Brookfield has broad experience in using leverage to enhance portfolio returns, and we believe this experience will help us enhance our returns. Hyperion Brookfield's leverage experience includes the following:

  •
  The CDOs that Hyperion Brookfield co-structures and manages are significantly leveraged vehicles. The principal amount of the debt securities issued by the CDOs is much greater than the equity tranches, which function as a "first loss" piece.

  •
  Hyperion Brookfield uses total return swaps, which are leveraged instruments, to enhance investment returns.

  •
  For its closed-end bond fund, Hyperion Brookfield trades various derivative instruments that are inherently leveraged, such as interest rate futures, options and swaps.

        Repurchase Agreements.    We finance certain of our MBS through the use of repurchase agreements. These agreements allow us to borrow against MBS we own. We sell our MBS to a counterparty and agree to repurchase the same MBS from the counterparty at a price equal to the original sales price plus an interest factor. These agreements are accounted for as debt, secured by the underlying assets. During the term of a repurchase agreement, we earn the principal and interest on the related MBS and pay interest to the counterparty.

        Repurchase agreements are one of the primary vehicles we use to achieve our desired amount of leverage for our MBS. We intend to continue to maintain formal relationships with multiple counterparties for the purpose of obtaining financing on favorable terms. Our repurchase agreement counterparties are commercial and investment banks with whom we have agreements in place that cover the terms of our transactions.

        As of December 31, 2007, we had entered into master repurchase agreements with various counterparties and as of such date, we had outstanding obligations under repurchase agreements with ten counterparties totaling approximately $1,276.1 million with a weighted average borrowing rate of 5.03%.

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

        We intend to continue to maintain formal relationships with multiple counterparties for the purpose of maintaining warehouse lines on favorable terms to the extent such financing is available in the market.

        As of December 31, 2007, we had no outstanding borrowings under warehouse lines. In August 2007, we entered into a $100.0 million secured revolving credit facility with an affiliate of our Manager, in order to provide us with additional liquidity.

        Term Financing—CDOs.    We intend to continue to finance certain of our assets using term financing strategies, including CDOs and other match-funded financing structures. CDOs are multiple class debt securities, or bonds, secured by pools of assets, such as mortgage-backed securities and corporate debt. Unlike typical securitization structures, the underlying assets may be sold, subject to certain limitations, without a corresponding pay-down of the CDO provided the proceeds are reinvested in qualifying assets. As a result, CDOs enable the sponsor to actively manage, subject to certain limitations, the pool of assets. We believe CDO financing structures, when available, may be an appropriate financing vehicle for our targeted non-residential real estate asset classes, because they will enable us to obtain long-term cost of funds and minimize the risk that we have to refinance our liabilities prior to the maturities of our investments while giving us the flexibility to manage credit risk and, subject to certain limitations, to take advantage of profit opportunities.

        As of December 31, 2007, other than as discussed below with respect to our CDO 2005-1 and our CDO 2006-1 transactions, we had no outstanding borrowings under term financing structures.

        On November 30, 2005, we closed a $295.3 million private placement of CDOs, our first sponsored CDO financing. We invested the net proceeds from the financing in accordance with our investment objectives and strategies described in this report. In 2006 and 2007, we prepaid an aggregate of $48.9 million of floating rate CDOs issued in the CDO 2005-1 transaction from the proceeds of real estate loans owned by CDO 2005-1 that were prepaid by the borrower, and from our available cash.

        On January 17, 2007, we closed a $339.6 million private placement of CDOs, our second sponsored CDO financing. We invested the net proceeds from the financing in accordance with our investment objectives and strategies described in this report.

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

        Total return swaps will not be qualifying assets or produce qualifying income for purposes of the REIT asset and income tests. We may enter into total return swaps through a TRS, which may cause the income from such swaps to be subject to corporate income tax. As of December 31, 2007, we had not engaged in any total return swaps.

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

        We may, from time to time, enter into interest rate swap agreements to offset the potential adverse effects of rising interest rates under certain short-term repurchase agreements. The interest rate swap agreements have historically been structured such that we receive payments based on a variable interest rate and make payments based on a fixed interest rate. The cost of such swap agreements is de minimis as these swaps often trade in a very liquid market and are based on the yield curve, and as the yield curve flattens, the swap agreements become accretive to our results from operations. The variable interest rate on which payments are received is calculated based on various reset mechanisms for LIBOR. The repurchase agreements generally have maturities of 30 to 90 days and carry interest rates that correspond to LIBOR rates for those same periods. The swap agreements effectively fix our borrowing cost and are not held for speculative or trading purposes. Interest rate management techniques do not eliminate risk but seek to mitigate interest rate risk.

        As of December 31, 2007, we had hedged a portion of the liabilities related to our investment portfolio by entering into a combination of one-, two-, three-, five- and ten-year interest rate swaps and caps. The total notional par value of such swaps and caps was approximately $1,079.3 million.

Resolution of Potential Conflicts of Interest in Allocation of Investment Opportunities

        Hyperion Brookfield will abide by its conflicts of interest policy and thus will offer us the right to participate in all investment opportunities that it determines are appropriate for us in view of our investment objectives, policies and strategies and other relevant factors, subject to the exception that, in accordance with Hyperion Brookfield's conflict of interest policy described below, we might not participate in each such opportunity but will on an overall basis equitably participate with Hyperion Brookfield's other clients in all such opportunities. Hyperion Brookfield allocates investments to eligible accounts, including Crystal River, based on current demand according to the market value of the account (which is the amount of available capital that, consistent with such account's investment parameters, may be invested in a proposed investment). An account has current demand if it has positive market value. If the investment cannot fulfill the pro rata allocation or be allocated in marketable portions, the investment is allocated on a rotational basis to accounts with current demand, with an emphasis placed on those accounts that were excluded in prior allocations, but without any preference given to accounts based on their market value. The rotational system is determined by Hyperion Brookfield's investment committee and is overseen by its chief compliance officer to ensure fair and equitable investment allocation to all accounts in accordance with the Investment Advisers Act. As of December 31, 2007, Hyperion Brookfield managed 26 client accounts that had investment strategies that overlapped our investment strategy.

        Unlike Hyperion Brookfield, Brookfield Sub-Advisor is not bound by Hyperion Brookfield's conflict of interest policy and thus is not obligated to offer us any specific investment opportunities. Any decision to do so will be entirely within Brookfield Sub-Advisor's discretion and it can be expected that some investments that are appropriate for us in view of our investment criteria will not be offered to us and will be made by affiliates of Brookfield without our participation.

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

        The chairman of Hyperion Brookfield's investment committee oversees its conflict-resolution system, and Hyperion Brookfield's chief compliance officer regularly monitors the procedural aspects of the program. The program places particular emphasis on the equitable allocation of scarce investment opportunities, which are situations where Hyperion Brookfield is unable to obtain the full amount of the securities that it wishes to purchase for the relevant client accounts, such as newly-issued debt instruments.

        In these situations, Hyperion Brookfield's policy is to first determine and document the amount of the security it wishes to purchase for each of the participating accounts, based on the size, objectives of the accounts, current client demand and other relevant factors. Hyperion Brookfield then places an order for the total of these amounts. If Hyperion Brookfield is able to obtain only partial execution of the order, its policy calls for the allocation of the purchased securities in the same proportion that it would have allocated a full execution of the order. The policy permits departure from such proportional allocation only if the allocation would result in an inefficiently small amount of the security being purchased for an account. In that case, the policy provides for a "rotational" protocol of allocating subsequent partial executions so that, on an overall basis, each account is treated equitably.

        Other conflict-resolution policies of Hyperion Brookfield and the terms of our management agreement with Hyperion Brookfield Crystal River that will apply to the management of our company include controls for:

  •
  Split price executions—These are situations where Hyperion Brookfield places an order for multiple clients and the order is executed at different prices. Hyperion Brookfield's policy is that the executions are to be allocated to the participating accounts so that each account receives the same average price.

  •
  Cross trades—These are trades where Hyperion Brookfield places an order for a client account to buy (or sell) a particular security and places a simultaneous or virtually simultaneous order for another client account to sell (or buy) the same security. In such case, under Hyperion Brookfield's policies, the pair of transactions must be approved by the chairman of the investment committee and executed at the prevailing market price as determined by an independent broker-dealer.

  •
  Principal transactions—Under the terms of our management agreement with Hyperion Brookfield Crystal River, we have agreed not to acquire an investment from, sell an investment to or make any co-investment with any proprietary account of Hyperion Brookfield, Brookfield or any of their respective affiliates, which we refer to as related persons, or any account advised by any related person, or borrow funds from or lend funds to any related person or invest in any investment vehicle advised by any related person unless the transaction is on terms no less favorable than can be obtained on an arm's length basis from unrelated third parties based on prevailing market prices, other reliable indicators of fair market value or an independent valuation or appraisal and has been approved in advance by a majority of our independent directors. If we invest in an investment vehicle advised by a related person, including, for example, a private investment fund managed by an affiliate of Brookfield, and the asset class of such investment is one that we are professionally staffed to underwrite, we expect, although no assurance can be given, that our Manager and/or such affiliate would waive any base and incentive management fees relating to such investment in excess of the base and incentive management fees that we would owe our Manager in respect of such investment had we made the investment directly and not through such affiliate.

        Our Manager may engage other parties, including its affiliates or any of our sub-advisors and/or any of their respective affiliates, to provide services to us or our subsidiaries, including asset management, property management, leasing, financing and disposition and/or similar services customarily provided to a business similar to ours, provided that, such services are provided at market rates with standard market terms and, in the case of a sub-advisor or an affiliate of either our Manager or a sub-advisor, the party providing the services has sufficient qualifications and experience to perform the services at a level of quality comparable to non-affiliated service providers in the area, the cost to our Manager is no less favorable than can be obtained from an unrelated third party on an arm's length basis and any such arrangements are approved in advance by a majority of our independent directors.

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

        We have not in the past but may in the future offer equity or debt securities in exchange for property and to repurchase or otherwise reacquire our shares and may engage in such activities in the future.

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

        We have in the past and may in the future, subject to gross income and asset tests necessary for REIT qualification, invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, we have not made in the past but may in the future make such investments for the purpose of exercising control over such entities.

        We engage in the purchase and sale of investments. We have in the past and may in the future make loans to third parties in the ordinary course of business for investment purposes. We will not underwrite the securities of other issuers.

        We intend to furnish our stockholders with annual reports containing consolidated financial statements audited by our independent registered public accounting firm, and we expect to file quarterly reports containing unaudited consolidated financial statements for each of the first three quarters of each fiscal year with the Commission.

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

        As a REIT, we generally will not be subject to federal income tax on the REIT taxable income that we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax at regular corporate rates for that year and for the next four tax years (unless we satisfy the IRS that certain limited cure provisions apply). Even if we qualify for federal taxation as a REIT, we may be subject to some federal, state and local taxes on our income or property. Crystal River Capital TRS Holdings, Inc., our TRS, is a regular taxable corporation that is subject to federal, state and local income tax on its income.

        Our investment activities are managed by Hyperion Brookfield Crystal River and supervised by our board of directors. In exchange for its services, we pay Hyperion Brookfield Crystal River an annual base management fee determined by our stockholders' equity but not by our performance, as well as an incentive management fee based on our performance.

        We and Hyperion Brookfield Crystal River have retained Brookfield Sub-Advisor as a sub-advisor with respect to investments in mortgages and other real estate debt, real estate and other real estate-related, yield-oriented assets and Ranieri & Co. as a sub-advisor with respect to senior level guidance and relationships. Each sub-advisor evaluates potential investments, recommends suitable investments and, on our behalf, closes each investment approved by us and, in the case of certain transactions, the independent members of our board of directors.

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

        For purposes of the ensuing discussion "we" and "our" refer to Crystal River Capital, Inc. alone and not its subsidiaries.

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

        Based on no-action letters issued by the Division of Investment Management of the Commission, which we refer to as the Division, we classify our investment in residential mortgage loans as qualifying real estate assets, as long as the loans are "fully secured" by an interest in real estate. That is, if the loan-to-value ratio of the loan is equal to or less than 100%, then we consider the mortgage loan a qualifying real estate asset. We do not consider loans with loan-to-value ratios in excess of 100% to be qualifying real estate assets for the 55% test, but only real estate-related assets for the 80% test.

        We also consider Agency MBS such as agency whole pool certificates to be qualifying real estate assets. An agency whole pool certificate is a certificate issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae that represents the entire beneficial interest in the underlying pool of mortgage loans. By contrast, an agency certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset for purposes of the 55% test, but constitutes a real estate-related asset for purposes of the 80% test.

        We will treat our ownership interest in pools of whole loan MBS, in cases in which we acquire the entire beneficial interest in a particular pool, as qualifying real estate assets based on no-action positions of the Division. As of December 31, 2007 such assets comprise in excess of 50.0% of our total assets. We generally do not expect our investments in CMBS and other RMBS investments to constitute qualifying real estate assets for the 55% test, unless such treatment is consistent with guidance of the Division or the Commission. Instead, these investments generally will be classified as real estate-related assets for purposes of the 80% test. We do not expect that our investments in CDOs, ABS, credit default swaps and total return swaps will constitute qualifying real estate assets, although we may treat our equity interests in a CDO issuer that we determine is a "majority owned subsidiary" and that is excluded from Investment Company Act regulation under Section 3(c)(5)(C) of the Investment Company Act as qualifying real estate assets, consistent with guidance of the Division and the Commission. Moreover, to the extent that these investments are not backed by mortgage loans or other interests in real estate, they will constitute miscellaneous assets, which can constitute no more than 20% of our assets.

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

        As of December 31, 2007, our investments in Agency MBS whole pool certificates comprise in excess of 50.0% of our assets, and coupled with our whole mortgage loan investments and real property investments, comprise in excess of 60.0% of our assets. Such qualifying real estate assets, coupled with our real estate-related assets, comprise in excess of 85.0% of our assets as of December 31, 2007. We monitor our assets to ensure that at least 55% of our assets consist of qualifying real estate assets, and that at least 80% of our assets consist of qualifying real estate assets and real estate-related assets. We expect, when required due to the mix of our investments, to acquire pools of whole loan RMBS for compliance purposes. Investments in such pools may not represent an optimum use of our investable capital when compared to the available investments we target pursuant to our investment strategy.

Competition

        Our results from operations depends, in large part, on our ability to acquire assets at favorable spreads or with favorable returns over our borrowing costs. In acquiring real estate-related assets, we compete with other specialty finance companies, REITs, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. In addition, there are numerous specialty finance companies with similar asset acquisition objectives, and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of mortgage assets suitable for purchase. Many of our competitors are significantly larger than us, have access to greater capital and other resources and may have other advantages over us. In addition to existing companies, other companies may be organized for similar purposes, including companies organized as REITs focused on purchasing real estate equity or debt investments. A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the market price of our common stock. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.

        We have had and expect to continue to have access to Brookfield's and Hyperion Brookfield Crystal River's and our sub-advisors' professionals and their industry expertise, which we believe provides us with a competitive advantage and help us assess investment risks and determine appropriate pricing for certain potential investments. In addition, we expect that these relationships will enable us to learn about, and compete more effectively for, financing opportunities with attractive companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see "Item 1A. Risk Factors—Risks Related To Our Business and Investment Strategy—We operate in a highly competitive market for investment opportunities."

Government Regulation

        Our activities, including the financing of our operations, are subject to a variety of federal and state regulations. In addition, a majority of states have ceilings on interest rates chargeable to certain customers in financing transactions.

Employees

        As of December 31, 2007, we had no full-time employees.

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

        During periods of increased adverse market volatility, such as the recent disruption in the global liquidity markets, we are exposed to the risk that the availability under our funding sources may decline and/or we may have to post additional margin collateral, which may have a material adverse impact on our available liquidity. As a result, our contingent liquidity reserves may not be sufficient in the event of a material adverse change in the credit markets and related market price market volatility. For example, at December 31, 2007, we were required to post additional margin collateral of $15.7 million relating to our repurchase financing, $18.3 million relating to our use of interest rate swaps and caps and $32.9 million relating to our use of CDS. Additionally, demands on liquidity may result in deleveraging of the portfolio, which could adversely impact our earnings.

The weakness in the mortgage market has caused us to expect increased losses related to our holdings.

        The sub-prime market has been severely affected by changes in the lending landscape. Access to mortgages for sub-prime borrowers has been and is expected to remain substantially limited for the foreseeable future. This limitation on financing is expected to have an impact on all sub-prime borrowers, especially those whose interest rates on loans are resetting and is expected to result in increased default rates. The severity of the liquidity limitation was largely unanticipated by the markets. As well, the liquidity issues also affect prime and alt-a Non-Agency lending, with mortgage rates remaining much higher and many product types being severely curtailed. At the margin, this has an impact on new demand for homes, which will compress the home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates and mortgage loan delinquencies. This comes in addition to the delinquency pressures in the sub-prime market resulting from weaker underwriting, which put many sub-prime lenders out of business in 2006 and 2007. The market deterioration has caused us to expect increased losses related to our holdings and has resulted in a lower market value for our holdings. We believe that, at this time, the underlying losses in the sub-prime market have not fully manifested themselves in the securitizations. For the year ended December 31, 2007, we had impairments on RMBS totaling $128.7 million, which included impairments on sub-prime RMBS totaling $81.1 million.

        While fundamentals on commercial real estate have remained positive, prices on CMBS have declined and yield spreads on CMBS have widened. This widening has forced interest rates on commercial real estate mortgages wider and the higher mortgage rate environment could depress prices on commercial real estate properties that require financing over the near term. Prices also are suffering from poor technicals as balance sheet deleveraging caused by the credit crisis are causing forced selling into the market. Prices on new issue BBBs CMBS are down in excess of 20% during the first two months of 2008. For the year ended December 31, 2007, we had impairments on CMBS totaling $174.9 million, of which $154.6 million is related generally to wider yield spreads affecting market values of the CMBS.

Our investment portfolio is heavily concentrated in agency adjustable-rate MBS and we cannot assure you that we will be successful in achieving a more diversified portfolio.

        As of December 31, 2007, approximately 55.0% of our investment portfolio consisted of Agency Adjustable Rate MBS. One of our key strategic objectives is to achieve a more diversified portfolio of investments that delivers attractive risk-adjusted returns. We cannot assure you that we will be successful in diversifying our investment portfolio, and even if we are successful in diversifying our investment portfolio it is likely that approximately 50.0-60.0% of our fully leveraged assets will be Agency MBS. If we are unable to achieve a more diversified portfolio, we will be particularly exposed to the investment risks that relate to investments in Agency adjustable-rate MBS, and we may suffer losses if investments in adjustable-rate MBS decline in value.

We leverage our investments, which may negatively affect our return on our investments and may reduce cash available for distribution.

        We intend to continue to leverage our investments through borrowings, generally through the use of warehouse facilities, bank credit facilities, repurchase agreements, secured loans, securitizations, including the issuance of CDOs (when possible), loans to entities in which we hold, directly or indirectly, interests in pools of assets, and other borrowings. We are not limited in the amount of leverage we may use. The percentage of leverage varies depending on our ability to obtain credit facilities and the lenders' and rating agencies' estimate of the stability of the investments' cash flow. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions increase the cost of our financing relative to the income that can be derived from the assets acquired. Our debt service payments will reduce cash flow available for distributions to stockholders. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy the obligations. We leverage certain of our assets through repurchase agreements. A decrease in the value of these assets may lead to margin calls which we will have to satisfy. We may not have the funds available to satisfy any such margin calls and may have to sell assets at a time when we might not otherwise choose to do so.

        Further, credit facility providers and warehouse facility providers may require us to maintain a certain amount of uninvested cash or to set aside unlevered assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly and we could be forced to sell investments at a loss.

We may be required to post significant amounts of cash collateral at any time to satisfy our margin requirements under many of our financing arrangements, which could adversely affect our liquidity, results of operations and financial condition.

        We finance certain of our investments with debt, such as repurchase agreements, and derivatives, that are subject to margin calls. Under the terms of these agreements, the value of assets underlying the debt is marked-to-market by the lender at the lender's discretion, including on a daily basis. If the value of the underlying asset declines, the lender has the ability to require us to post additional margin—cash or other liquid collateral—to compensate for the decline in value of the asset. (Conversely, if the value of the underlying asset increases, a portion of the margin we previously posted may be returned to us.) We typically are required to post additional margin in response to any margin call within 24 hours in order to avoid defaulting under the terms of the financing arrangement.

        We are subject to margin calls at any time, and being forced to post additional margin could adversely affect our business in a number of ways. Posting additional margin would decrease our cash available to make other, higher yielding investments (thereby decreasing our return on equity) or to satisfy other obligations, including future margin calls. If we do not have the funds available, or otherwise elect not, to satisfy any future margin calls, we could be forced to sell one or more investments at a loss. Moreover, we may be unable, in light of market conditions or other factors, to sell sufficient assets to satisfy the margin requirements within the timeframe required by lenders, which would entitle them to seize the underlying asset and seek payment from us for any shortfall between the value of our obligation to the lender and the value of the asset surrendered. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the United States Bankruptcy Code.

The occurrence of recent adverse developments in the mortgage finance and credit markets may adversely affect our business, our liquidity and our stock price.

        In recent months, the mortgage industry has come under enormous pressure due to numerous economic and industry-related factors. Many companies operating or investing in the mortgage sector have failed and others are facing serious operating and financial challenges. At the same time, many MBS have been downgraded and delinquencies and credit performance of mortgage loans in the industry have deteriorated. We faced significant challenges during the second half of 2007 due to these adverse conditions in the mortgage industry and the difficulties we experienced in pricing and financing some of our MBS, and are continuing to face these challenges in 2008. There is no assurance that these conditions have stabilized or that they will not worsen. Recent adverse changes in the mortgage finance and credit markets have eliminated or reduced the availability, or increased the cost, of significant sources of funding for us. Beginning in August 2007 and continuing through the current date, the fair value of our RMBS and CMBS assets as well as our derivative instruments have decreased, while our margin requirements on our financing have increased. The price of our common stock declined significantly as a result of these events and the impact on our results of our operations. There is no assurance that our stock price will not decline further if, among other things, MBS prices continue to decline. In addition, significant decreases in the prices of our MBS may decrease the carrying value of those investments, which if significant, could reduce our stockholders' equity below the levels required to be maintained pursuant to some of the instruments governing our borrowing arrangements with third parties. If this occurred, and we were not successful in obtaining amendments to or waivers of those covenants, we could default under those agreements. An event of default or termination event under these agreements would give the lender/counterparty the option to accelerate our indebtedness to them. If we are required to repay outstanding borrowings and were unable to negotiate favorable terms of replacement financing, cash will be negatively affected. This may reduce the amount of capital available for investing and/or may negatively affect our ability to distribute dividends. In addition, we may have to sell assets at a time when we might not otherwise choose to do so.

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

        We are externally managed by Hyperion Brookfield Crystal River. Most of our officers are employees of Hyperion Brookfield or certain of its affiliates. We have no separate facilities and are completely reliant on Hyperion Brookfield Crystal River, which has significant discretion as to the implementation of our operating policies and strategies. We are subject to the risk that Hyperion Brookfield Crystal River will terminate the management agreement, thereby triggering a termination of our sub-advisors, and that no suitable replacements will be found to manage us. We believe that our success depends to a significant extent upon the experience of Hyperion Brookfield Crystal River's executive officers, whose continued service is not guaranteed. If Hyperion Brookfield Crystal River terminates the management agreement, we may not be able to execute our business plan and may suffer losses, which could materially decrease cash available for distribution to our stockholders.

Hyperion Brookfield Crystal River has limited prior experience managing a REIT and we cannot assure you that Hyperion Brookfield Crystal River's past experience will be sufficient to successfully manage our business as a REIT.

        The federal income tax laws impose numerous constraints on the operations of REITs. Our Manager's and its employees' limited experience in managing a portfolio of assets under REIT and Investment Company Act of 1940, or the Investment Company Act, constraints may hinder their ability to achieve our investment objective. In addition, maintaining our REIT qualification limits the types of investments we are able to make. Our investors are not acquiring an interest in any of Hyperion Brookfield's other managed entities or Hyperion Brookfield Crystal River or their respective subsidiaries through this offering. We can offer no assurance that Hyperion Brookfield through Hyperion Brookfield Crystal River will replicate its historical success or its management team's success in its previous endeavors, and we caution you that our investment returns could be substantially lower than the returns achieved by funds managed by Hyperion Brookfield or Hyperion Brookfield's other endeavors.

We are dependent upon Hyperion Brookfield's key personnel and the resources of our sub-advisors for our success and the departure of any of these key personnel or the elimination of resources of our sub-advisors could negatively affect our performance.

        We depend on the diligence, skill and network of business contacts of the senior management of Hyperion Brookfield, who direct the management activities of Hyperion Brookfield Crystal River. The senior management of Hyperion Brookfield evaluates, negotiates, structures, closes and monitors our investments. Our continued success will depend on the continued service of the senior management team of Hyperion Brookfield. The departure of any of the senior managers of Hyperion Brookfield, or of a significant number of the investment professionals or principals of Hyperion Brookfield or Hyperion Brookfield Crystal River, could have a material adverse effect on our performance. In addition, we can offer no assurance that Hyperion Brookfield Crystal River will remain as our manager or that we will continue to have access to Hyperion Brookfield's principals and professionals or their information and deal flow. We also depend on the resources of our sub-advisors in connection with sourcing and managing our investments and executing our investment strategy.

Our base management fee is payable regardless of our performance, which could lead to conflicts of interest with our Manager.

        Hyperion Brookfield Crystal River is entitled to receive a base management fee that is based on the amount of our equity (as defined in the management agreement), regardless of the performance of our portfolio. Hyperion Brookfield Crystal River's entitlement to substantial non-performance based compensation might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. This in turn could hurt our ability to make distributions to our stockholders.

Hyperion Brookfield Crystal River's incentive fee may induce it to make certain investments, including speculative investments, that increase the risk of our investment portfolio.

        Hyperion Brookfield Crystal River's entitlement to an incentive fee may cause it to invest in high-risk investments. In addition to its base management fee, Hyperion Brookfield Crystal River is entitled to receive incentive compensation based entirely upon our achievement of targeted levels of net income. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead Hyperion Brookfield Crystal River to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential generally are riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

Hyperion Brookfield Crystal River manages our portfolio pursuant to very broad investment guidelines and our board of directors does not approve each investment decision made by Hyperion Brookfield Crystal River, which may result in our making riskier investments with which you do not agree and which could cause our operating results and the value of our common stock to decline.

        Hyperion Brookfield Crystal River is authorized to follow very broad investment guidelines. Although our directors periodically review our investment guidelines and our investment portfolio, other than any investments involving our affiliates or our sub-advisors' affiliates or investments proposed by Brookfield Sub-Advisor, which they are required to review and approve prior to such investment being made, they do not review all of our proposed investments. In addition, in conducting periodic reviews, our directors may rely primarily on information provided to them by Hyperion Brookfield Crystal River or Brookfield Sub-Advisor. Furthermore, Hyperion Brookfield Crystal River and Brookfield Sub-Advisor may use complex strategies in structuring transactions for us and those transactions may be difficult or impossible to unwind. Subject to maintaining our REIT qualification and our exemption from regulation under the Investment Company Act, Hyperion Brookfield Crystal River has great latitude within the broad investment guidelines in determining the types of investments it makes for us.

        The failure of our management to deploy our capital effectively could result in unfavorable returns, could have a material negative impact on our business, financial condition, liquidity and results of operations, could materially decrease cash available for distribution to our stockholders and could cause the value of our common stock to decline.

We may change our investment strategy and asset allocation without stockholder consent, which may result in riskier investments or in lower distributions to you.

        We have not adopted a policy as to the amounts to be invested in each of our intended investments, including securities rated below investment grade. Subject to our intention to invest in a portfolio that allows us to qualify as a REIT and remain eligible for an exclusion from regulation as an investment company under the Investment Company Act, we may change our investment strategy or asset allocation, including the percentage of assets that may be invested in each class, or in the case of securities, in a single issuer, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this report. A change in our investment strategy may increase our exposure to interest rate risk, default risk, real estate market fluctuations and liquidity risk, all of which could negatively affect the market price of our common stock and our ability to make distributions to you.

There are conflicts of interest in our relationship with Hyperion Brookfield Crystal River, which could result in decisions that are not in the best interests of our stockholders.

        We are entirely dependent on Hyperion Brookfield Crystal River for our day-to-day management and have no independent officers. Our chairman of the board, chief executive officer and president, chief financial officer and vice president and general counsel also serve as officers and/or directors of Hyperion Brookfield or certain of its affiliates. As a result, our management agreement with Hyperion Brookfield Crystal River was negotiated between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

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

  •
  unsatisfactory performance by Hyperion Brookfield Crystal River that is materially detrimental to us or

  •
  a determination that the management fee payable to Hyperion Brookfield Crystal River is not fair, subject to Hyperion Brookfield Crystal River's right to prevent such a termination by accepting a mutually acceptable reduction of management fees.

        Hyperion Brookfield Crystal River will be provided 180 days' prior notice of any such termination and will be paid a termination fee equal to the amount of two times the sum of the average annual base management fee and the average annual incentive compensation earned by Hyperion Brookfield Crystal River during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. These provisions may increase the effective cost to us of terminating the management agreement, thereby restricting our ability to terminate Hyperion Brookfield Crystal River without cause.

The ability of Hyperion Brookfield and its officers and employees to engage in other business activities may reduce the time Hyperion Brookfield Crystal River spends managing us.

        The management compensation structure that we have agreed to with Hyperion Brookfield Crystal River may cause Hyperion Brookfield Crystal River to invest in potentially higher yielding investments. Investments with higher yield potential generally are riskier or more speculative. The compensation we pay Hyperion Brookfield Crystal River consists of both a base management fee that is not tied to our performance and an incentive management fee that is based entirely on our performance. The risk of the base management fee component is that it may not sufficiently incentivize Hyperion Brookfield Crystal River to generate attractive risk-adjusted returns for us. The risk of the incentive fee component is that it may cause Hyperion Brookfield Crystal River to place undue emphasis on the maximization of GAAP net income at the expense of other criteria, such as preservation of capital, in order to achieve a higher incentive fee. This could result in increased risk to the value of our investment portfolio. Subject to certain limitations, Hyperion Brookfield Crystal River will receive at least 10% of its incentive fee in the form of shares of our common stock, and, at Hyperion Brookfield Crystal River's option, may receive up to 100% of its incentive fee in the form of shares of our common stock. Hyperion Brookfield Crystal River has agreed not to sell such shares prior to one year after the date such shares are issued. Hyperion Brookfield Crystal River has the right in its discretion to allocate these shares to its officers, employees and other individuals who provide services to us. However, any of these shares that Hyperion Brookfield Crystal River allocates will be subject to the same one-year restriction on sale. Any such shares received would have the benefit of registration rights.

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

        Brookfield currently sponsors several investment vehicles, including one in which we have invested, and Hyperion Brookfield manages one investment vehicle, Brascan Adjustable Rate Trust, with investment focuses that overlap our investment focus. In addition, at December 31, 2007, Hyperion Brookfield managed 26 client accounts and mutual funds with investment focuses that overlap our investment focus, and each of Brookfield and Hyperion Brookfield may in the future sponsor or manage other investment vehicles that have overlapping focuses with our investment focus. Accordingly, we compete for access to the benefits that we expect our relationship with Hyperion Brookfield Crystal River and our sub-advisors and their affiliates to provide and to the time of their investment professionals to carry out and facilitate our investment activities. Our rights to participate in investment opportunities are subject to Hyperion Brookfield's conflict of interest policy. Brookfield is not subject to Hyperion Brookfield's conflict of interest policy and is not obligated to offer us any investment opportunities and any decision to do so will be entirely within its discretion. In addition, we may make investments that are senior or junior to participations in, or have rights and interests different from or adverse to, the investments made by other vehicles or accounts managed by Hyperion Brookfield or Brookfield. Our interests in such investments may conflict with the interests of such other vehicles or accounts in related investments at the time of origination or in the event of a default or restructuring of the investment. If a default occurs with respect to such an investment, Hyperion Brookfield Crystal River will advise our independent directors, who will direct Hyperion Brookfield Crystal River with respect to the resolution or disposition of the investment.

Our failure to manage future growth effectively may have a material negative impact on our business, financial condition and results of operations.

        Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on the senior management team of Hyperion Brookfield and its ability to identify and invest in securities that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of Hyperion Brookfield's structuring of our investment process; its ability to provide competent, attentive and efficient services to us; and our access to financing on acceptable terms. Our ability to grow is also dependent upon Hyperion Brookfield's ability to successfully hire, train, supervise and manage new employees. We may not be able to manage growth effectively or to achieve growth at all. Any failure to manage our future growth effectively could have a material negative impact on our business, financial condition and results of operations.

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

        We expect that we will continue to acquire investments from Hyperion Brookfield and Brookfield or their affiliates, make investments that finance their investments or make co-investments with them. These transactions are not and will not be the result of arm's length negotiations and involve conflicts between our interests and the interest of Hyperion Brookfield, Brookfield and their respective affiliates in obtaining favorable terms and conditions. There can be no assurance that any procedural protections, such as obtaining market prices, other reliable indicators of fair market value, independent valuations or appraisals and the prior approval of our independent directors, will be sufficient to ensure that the consideration we pay for these investments will not exceed their fair market value.

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

        We depend upon the availability of adequate funding and capital for our operations. As a REIT, we are required to distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and are therefore not able to retain significant amounts of our earnings for new investments. However, Crystal River Capital TRS Holdings, Inc., our TRS, is able to retain earnings for investment in new capital, subject to the REIT requirements that place a limitation on the relative value of TRS stock and securities owned by a REIT. The failure to secure acceptable financing could reduce our taxable income, as our investments would no longer generate the same level of net interest income due to the lack of funding or increase in funding costs. A reduction in our taxable income would reduce our liquidity and our ability to make distributions to our stockholders. We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. Therefore, in the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of our common stock and our ability to make distributions.

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

        In addition, conditions in the capital markets may make the issuance of a CDO impractical when we do have a sufficient pool of collateral. In this regard, as discussed in the "Trends" section of Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K (our "MD&A"), the dislocations in the sub-prime market have rippled throughout the structured finance markets. Yield spreads on CMBS and prime Non-Agency RMBS widened dramatically during the third and fourth quarters of 2007, resulting in significant negative market value adjustments and impairments to our assets. The issuance of CDOs, which has been a key financing tool for us and our peers, has come to a halt, cutting off an attractive financing alternative for the time being. Downgrades of structured securities by the rating agencies are likely to continue through 2008. Large-scale downgrades have the potential to cause another liquidity crisis similar to that of July and August 2007, as the downgrades could trigger forced sales of MBS by structured investment vehicles, or SIVs, and asset-backed commercial paper issuers, or ABCPs. The inability to securitize our portfolio could hurt our performance and ability to grow our business. At the same time, the securitization of our portfolio investments might expose us to losses, as the residual portfolio investments in which we do not sell interests will tend to be riskier and more likely to generate losses.

We expect that the use of CDO financings with over-collateralization requirements may have a negative impact on our cash flow.

        The terms of our initial CDO financing, CDO 2005-1, required that the principal amount of assets must exceed the principal balance of the related bonds by a certain amount, which is commonly referred to as "over-collateralization." We expect that the terms of CDOs that we may issue in the future generally will provide for over-collateralization and that, if certain delinquencies and/or losses exceed specified levels, which we will establish based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the bonds, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive net cash proceeds from assets collateralizing the obligations. We cannot assure you that the performance tests will be satisfied. In advance of completing negotiations with the rating agencies or other key transaction parties on our future CDO financings, we cannot assure you of the actual terms of the CDO delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net income to us. Failure to obtain favorable terms with regard to these matters may materially and adversely affect the availability of net cash proceeds to us. If our assets fail to perform as anticipated, our over-collateralization or other credit enhancement expense associated with our CDO financings will increase.

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

  •
  increases in the provider's cost of funding;

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

        For purposes of the ensuing discussion "we" and "our" refer to Crystal River Capital, Inc. alone and not its subsidiaries.

        We rely on the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act (and potentially Section 3(c)(6) if, from time to time, we engage in business through one or more majority-owned subsidiaries).

        Section 3(c)(5)(C), as interpreted by the staff of the Commission, requires us to invest at least 55% of our assets in "mortgages and other liens on and interests in real estate," referred to as qualifying real estate assets, and at least 80% of our assets in qualifying real estate assets plus real estate-related assets. We will treat our direct ownership interests in real property (held in the form of fee interests) and our whole mortgage loans as qualifying real estate assets. In addition, we will treat our ownership interest in pools of whole loan MBS, in cases in which we acquire the entire beneficial interest in a particular pool, as qualifying real estate assets based on no-action positions of the Division.

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

        As of December 31, 2007, our investments in MBS whole pool certificates comprise in excess of 50.0% of our assets, and coupled with our commercial real estate and whole mortgage loan investments, comprise in excess of 60.0% of our assets. Such qualifying real estate assets, coupled with our real estate-related assets, comprise in excess of 85.0% of our assets as of December 31, 2007. We monitor our assets to ensure that at least 55% of our assets consist of qualifying real estate assets, and that at least 80% of our assets consist of qualifying real estate assets and real estate-related assets. We expect, when required due to the mix of our investments, to acquire pools of whole loan MBS for compliance purposes. Investments in such pools may not represent an optimum use of our investable capital when compared with the available investments we target pursuant to our investment strategy.

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

        If the market value or income potential of our MBS and other real estate related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exclusion from regulation under the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated if the assets that we need to sell to comply with the requirements for qualification as a REIT or to qualify for an exclusion from regulations under the Investment Company Act have no pre-existing trading market and cannot easily be sold. To the extent that the assets we need to sell are composed of subordinated MBS, individually- negotiated loans, loan participations or mezzanine loans where there is no established trading market, we may have difficulty selling such investments quickly for their fair value. Accordingly, we may have to make investment decisions that we otherwise would not make absent the REIT and Investment Company Act considerations.

We are highly dependent on communications and information systems operated by Hyperion Brookfield or by third parties, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

        Our business is highly dependent on communications and information systems, including all of Hyperion Brookfield's proprietary analytical systems and models and certain third-party systems and models. Any failure or interruption of our systems or the systems operated by Hyperion Brookfield or by third parties on which we rely, as we experienced as part of system-wide interruptions following the September 11, 2001 terrorist attacks and the East Coast electrical power blackout in August 2003, could cause delays or other problems in our securities trading activities, including MBS trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends.

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

        In addition, the events of September 11 created significant uncertainty regarding the ability of real estate owners of high-profile assets to obtain insurance coverage protecting against terrorist attacks at commercially reasonable rates, if at all. With the enactment of the Terrorism Risk Insurance Act of 2002 (TRIA), and the subsequent enactment of the Terrorism Risk Insurance Extension Act of 2005 and the Terrorism Risk Insurance Revision and Extension Act of 2007, which extended TRIA through the end of 2017, insurers must make terrorism insurance available under their property and casualty insurance policies, but this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market's overall liquidity and it may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties in which we invest are unable to obtain affordable insurance coverage, the value of those investments could decline, and in the event of an uninsured loss, we could lose all or a portion of our investment.

Risks Related to Our Investments

Our real estate investments are subject to risks particular to real property, any of which could reduce our returns on such investments and limit our cash available for distribution to our stockholders.

        We own assets secured by real estate and also own real estate directly. Real estate investments will be subject to various risks, including:

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

        Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

        Residential mortgage loans are secured by single-family residential property or 2-4 family residential property and are subject to risks of delinquency, foreclosure, and loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, payment increases under the terms of the loan, acts of God, terrorism, social unrest and civil disturbances, may impair a borrower's ability to repay its loans. ABS are bonds or notes backed by loans and/or other consumer financial assets. The ability to repay these loans or other financial assets is dependant upon the income or assets of the borrower, or revenue produced by the assets in the case of commercial assets.

        In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral to be liquidated and the principal and accrued interest of the mortgage loan and other costs, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law, which could result in a total loss of our investment.

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

        In addition, residential mortgage borrowers may not be prevented by the terms of their mortgage loans from prepaying their loans in whole or in part at any time. Borrowers prepay their mortgages for many reasons, but typically, when interest rates decline or when home prices rise, borrowers tend to prepay at faster rates. To the extent that the underlying mortgage borrowers in any of our mortgage loan pools or the pools underlying any of our mortgage-backed securities prepay their loans, we will likely receive funds that will have to be reinvested, and we may need to reinvest those funds at less desirable rates of return.

        Approximately 2.3% of our investment portfolio as of December 31, 2007 was comprised of mortgage-backed securities collateralized by sub-prime residential mortgages. Sub-prime residential mortgage loans are generally loans to credit impaired borrowers and borrowers that are ineligible to qualify for loans from conventional mortgage sources due to credit characteristics, higher debt-to-income ratios or less than full documentation standards. Loans to lower credit grade borrowers generally experience higher-than-average default rates than do conforming mortgage loans. Material differences in expected default rates, loss severities and/or prepayments on the sub-prime mortgage loans from what was estimated in connection with the original underwriting of such loans could cause reductions in our income and adversely affect our operating results, with respect to our investments in mortgage-backed securities. If we underestimate the extent of losses that our investments in mortgage-backed securities will incur, then our business, financial condition, liquidity and results of operations could be adversely affected. We are not aware of any defaults in our portfolio as of the date of this report. For a description of the recent weakness in the sub-prime market, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Trends—Weakness of mortgage market."

We may not be able to identify satisfactory alternative investments to successfully balance the interest rate or mark-to-market risk inherent in our MBS investments, which could result in losses to us.

        As of December 31, 2007, greater than 50.0% of our investment portfolio consisted of Agency Adjustable Rate MBS and greater than 7.0% of our investment portfolio consisted of Non-Agency RMBS. If we are not able to identify and acquire satisfactory alternative investments, our portfolio will be concentrated in a less diversified portfolio of MBS investments. This would increase our dependence on these investments and increase our interest rate and mark-to-market risk inherent in MBS investments, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends.

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

        In general, losses on an asset securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit provided by the borrower, if any, then by the "first loss" subordinated security holder and then by the "second loss" subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related MBS, the securities in which we invest may effectively become the "first loss" position behind the more senior securities, which may result in significant losses to us and may be in excess of our underwriting assumptions.

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

Although we seek to match fund our investments to limit refinance risk and lock in net spreads, we do not employ this strategy with respect to certain of our investments, which increases the risks related to refinancing these investments.

        A key to our investment strategy is to finance our investments using match funded financing structures, which match assets and liabilities with respect to maturities and interest rates. This limits our refinance risk, including the risk of being able to refinance an investment or refinance on favorable terms. We generally use match funded financing structures, such as CDOs, to finance our investments in real estate securities and loans. However, our Manager may elect for us to bear a level of refinancing risk on a short term or longer term basis, such as is the case with investments financed with repurchase agreements, when, based on all of the relevant factors, bearing such risk is advisable. This is generally the case with respect to the Agency MBS and some of the Non-Agency RMBS in which we invest. The decision not to match fund certain investments exposes us to additional refinancing risks that may not apply to our other investments.

        In addition, we anticipate that, in most cases, for any period during which our floating rate assets are not match funded with respect to maturity, the income from such assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. Because of this dynamic, interest income from such investments may rise more slowly than the related interest expense, with a consequent decrease in our net income. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us from these investments.

        Accordingly, if we do not or are unable to match fund our investments with respect to maturities and interest rates, we will be exposed to the risk that we may not be able to finance or refinance our investments on economically favorable terms or may have to liquidate assets at a loss.

We may not be able to finance our investments on a long term basis on attractive terms, including by means of securitization, which may require us to seek more costly financing for our investments or to liquidate assets.

        When we acquire a portfolio of securities and loans which we finance on a short term basis with a view to securitization or other long term financing, we bear the risk of being unable to securitize the assets or otherwise finance them on a long term basis at attractive prices or in a timely matter, or at all. If it is not possible or economical for us to securitize or otherwise finance such assets on a long term basis, we may be unable to pay down our short term borrowings, or be required to liquidate the assets at a loss in order to do so.

        As of December 31, 2007, we had approximately $1,327.0 million of indebtedness maturing during 2008, including $1,215.7 million of reverse repurchase financing on Agency MBS. When this indebtedness becomes due, any inability to refinance this indebtedness on similar terms could have a material impact on our liquidity, our ability to pay future dividends and our ability to maintain our REIT status. Some of our investments securing these obligations are illiquid and this lack of liquidity could significantly impede our ability to realize the value at which such investments are carried if we are required to sell them to satisfy debt maturities.

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

        Certain of these high yield and subordinated securities may have an interest only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the obligation. In this case, a borrower's ability to repay its obligation may be dependent upon a liquidity event that will enable the repayment of the obligation.

        In addition to the above, numerous other factors may affect a company's ability to repay its obligation, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. A deterioration in a company's financial condition and prospects may be accompanied by deterioration in the collateral for the obligation. Losses in our high yield and subordinated securities could negatively affect our earnings, which could materially decrease cash available for distribution to our stockholders.

        High yield and subordinated securities from highly leveraged companies may have a greater risk of loss which, in turn, could materially decrease cash available for distribution to our stockholders.

        Leverage may have material adverse consequences to the companies in which we will hold investments. These companies may be subject to restrictive financial and operating covenants. The leverage may impair these companies' ability to finance their future operations and capital needs. As a result, these companies' flexibility to respond to changing business and economic conditions and to business opportunities may be limited. A leveraged company's income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. As a result, leveraged companies have a greater risk of loss. Losses on our investments could negatively affect our earnings, which could materially decrease cash available for distribution to our stockholders.

We may continue to invest in the equity securities of CDOs, and such investments involve various significant risks, including that CDO equity receives distributions from the CDO only if the CDO generates enough income to first pay the holders of its debt securities and its expenses.

        We may continue to invest in the equity securities of CDOs. A CDO is a special-purpose vehicle that purchases collateral (such as ABS) that is expected to generate a stream of interest or other income. The CDO issues various classes of securities that participate in that income stream, typically one or more classes of debt instruments and a class of equity securities. The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and its expenses. However, there will be little or no income available to the CDO equity if there are defaults by the issuers of the underlying collateral and those defaults exceed a certain amount. In that event, the value of our investment in the CDO's equity could decrease substantially. In addition, the equity securities of CDOs are generally illiquid, and because they represent a leveraged investment in the CDO's assets, the value of the equity securities will generally have greater fluctuations than the values of the underlying collateral.

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

        When we engage in a repurchase transaction, we generally sell securities to the transaction counterparty and receive cash from the counterparty. The counterparty is obligated to resell the securities back to us at the end of the term of the transaction, which is typically 30-90 days. Because the cash we receive from the counterparty when we initially sell the securities to the counterparty is less than the value of those securities (typically between 95-97% of that value), if the counterparty defaults on its obligation to resell the securities back to us, we would incur a loss on the transaction equal to between 3-5% of the value of the securities (assuming there was no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Any losses we incur on our repurchase transactions could negatively affect our earnings, and thus decrease our cash available for distribution to our stockholders.

        If we default on one of our obligations under a repurchase transaction, the counterparty can terminate the transaction and cease entering into any other repurchase transactions with us. In that case, we would likely need to establish a replacement repurchase facility with another repurchase dealer to continue to leverage our portfolio and carry out our investment strategy. There is no assurance we would be able to establish a suitable replacement facility.

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

Increases in interest rates and shifts in the yield curve could negatively affect the value of our investments, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.

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

        A significant portion of our current assets are invested in MBS that either are agency-backed or are rated investment grade by at least one rating agency. Although highly-rated MBS generally are subject to a lower risk of default than lower credit quality MBS and may benefit from third-party credit enhancements such as insurance or corporate guarantees, there is no assurance that such MBS will not be subject to credit losses or downgrades. Furthermore, ratings are subject to change over time as a result of a number of factors, including greater than expected delinquencies, defaults or credit losses, or a deterioration in the financial strength of corporate guarantors, any of which may reduce the market value of such securities. Furthermore, ratings do not take into account the reasonableness of the issue price, interest rate risk, prepayment risk, extension risk or other risks associated with such MBS. As a result, although we attempt to mitigate our exposure to credit risk in our mortgage portfolio on a relative basis by focusing on highly-rated MBS, we cannot completely eliminate credit risk and remain subject to other risks to our investment portfolio that could cause us to suffer losses, which may harm the market price of our common stock.

Some of our portfolio investments are recorded at fair value as estimated by management and reviewed by our board of directors and, as a result, there is uncertainty as to the value of these investments.

        Some of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded is not readily determinable. We value these investments quarterly at fair value as determined under policies approved by our board of directors. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

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

        A substantial portion of our assets are classified for accounting purposes as "available-for-sale." Changes in the market values of those assets are directly charged or credited to stockholders' equity. As a result, a decline in values may reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale security is other than temporary, such decline will reduce earnings. In this regard, for the year ended December 31, 2007, we recorded an impairment charge on 130 RMBS, 59 Agency MBS, 131 CMBS and two preferred stock investments. The total impairment charge for the year ended December 31, 2007 was $317.9 million, which was reclassified out of other comprehensive income. The impairment of 22 of the 130 RMBS and seven of the 131 CMBS, totaling $59.5 million and $11.2 million, respectively, for that period is attributed to the decline in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets. The impairment of the remaining 108 of the 130 RMBS, 115 of the 131 CMBS and both of the preferred stock investments, totaling $69.3 million, $154.6 million and $3.7 million, respectively, for that period is attributed to other than temporary declines in market values and is primarily a consequence of wider spreads affecting market values of the securities. The impairment of the 59 Agency MBS and the remaining nine of the 131 CMBS, totaling $10.6 million and $9.1 million, respectively, for that period is a result of our intent not to hold these securities to recovery where cost exceeds market value.

        All of our repurchase agreements are subject to bilateral margin calls in the event that the collateral securing our obligations under those facilities exceeds or does not meet our collateralization requirements. The analysis of sufficiency of collateralization is undertaken daily, and the thresholds for adjustment range from $100,000 to $500,000. As of December 31, 2007, on a net basis, the fair value of the collateral, including restricted cash, securing our obligations under repurchase agreements exceeded the amount of such obligations, including accrued interest on those obligations, by approximately $169.3 million. However, during the third and fourth quarters of 2007, due to the deterioration in the market value of our assets, we received margin calls under several of our repurchase agreements, which resulted in our having to tap our financing sources to post additional collateral.

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

        We have made investments and, subject to maintaining our REIT qualification and our exemption from regulation under the Investment Company Act, expect to make additional investments in assets and securities that are not publicly traded. A portion of these securities may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments, such as commercial real estate, subordinated MBS or investments in timber or power generating assets, may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Moreover, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or Hyperion Brookfield Crystal River has or could be attributed with material nonpublic information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited.

Failure to comply with negative covenants contained in our repurchase facilities and other funding agreements will limit available financing under these agreements.

        We obtain a significant portion of our funding through the use of repurchase facilities. Certain of our repurchase facility agreements include negative covenants that, if breached, may cause transactions to be terminated early. Except as noted below, the repurchase facility agreements do not include negative covenants other than those contained in the standard master repurchase agreement as published by the Bond Market Association. Three of our master repurchase agreements, which accounted for approximately $387.6 million of our liabilities as of December 31, 2007, provide that they may be terminated if, among other things, certain material decreases in net asset value occur, we lose our REIT status or our Manager is terminated. An event of default or termination event under the standard master repurchase agreement or the additional provisions explained above would give our counterparty the option to terminate all repurchase transactions existing with us and make any amount due by us to the counterparty payable immediately. If we are required to terminate outstanding repurchase transactions and are unable to negotiate favorable terms of replacement financing, cash will be negatively affected. This may reduce the amount of capital available for investing and/or may negatively affect our ability to distribute dividends. In addition, we may have to sell assets at a time when we might not otherwise choose to do so.

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

        Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses in our investments and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and have a negative impact on our operating results. As of the date of this report, many analysts are predicting that the United States economy has entered into a recession. In addition, the value of real estate assets has declined in many parts of the country in recent months.

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

        The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. We expect that from time to time, in addition to the interest rate swaps, credit default swaps and currency swaps into which we had entered as of December 31, 2007, we may in the future enter into forward contracts and cash flow swaps as part of our hedging strategy.

        In addition, hedging instruments involve risk because they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

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

        In the case of residential mortgage loans, there are seldom any restrictions on borrowers' abilities to prepay their loans. Homeowners tend to prepay mortgage loans faster when interest rates decline. Consequently, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when interest rates increase. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on our mortgage-

backed securities portfolio and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our stockholders.

        Despite Fannie Mae, Freddie Mac or Ginnie Mae guarantees of principal and interest related to certain of the MBS we own, those guarantees do not protect investors against prepayment risks.

Our Manager's due diligence may not reveal all of an entity's liabilities and may not reveal other weaknesses in its business, which could lead to investment losses.

        Before investing in a company, our Manager assesses the strength and skills of the company's management and other factors that our Manager believes are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, our Manager relies on the resources available to it and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. There can be no assurance that our Manager's due diligence processes will uncover all relevant facts or that any current or future investment will be successful and not result in investment losses.

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

        Our charter and bylaws contain provisions that may have an anti-takeover effect, inhibit a change in our board of directors and prevent stockholders from receiving a premium on their shares. These provisions include the following:

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

  •
  Maryland Control Share Acquisition Act.  Maryland law provides that "control shares" of a corporation acquired in a "control share acquisition" will have no voting rights except to the extent approved by a vote of two-thirds of the votes eligible to be cast on the matter under the Maryland Control Share Acquisition Act. "Control shares" means voting shares of stock that, if aggregated with all other shares of stock owned by the acquiror or in respect of which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of voting power: one-tenth or more but less than one-third, one-third or more but less than a majority, or a majority or more of all voting power. A "control share acquisition" means the acquisition of control shares, subject to certain exceptions.

    If voting rights or control shares acquired in a control share acquisition are not approved at a stockholders' meeting or if the acquiring person does not deliver an acquiring person statement as required by the Maryland Control Share Acquisition Act, then subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a stockholders' meeting and the acquiror becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights. Our bylaws contain a provision exempting acquisitions of our shares from the Maryland Control Share Acquisition Act. However, our board of directors may amend our bylaws in the future to repeal or modify this exemption, in which case any control shares of our company acquired in a control share acquisition will be subject to the Maryland Control Share Acquisition Act.

  •
  Business combinations.  Under Maryland law, "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

  •
  any person who beneficially owns 10% or more of the voting power of the corporation's shares; or

  •
  an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

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

    These super-majority vote requirements do not apply if the corporation's common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares.

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

  •
  Staggered board.  Our board of directors is divided into three classes of directors. The current terms of the directors expire in 2008, 2009 and 2010. Directors of each class are chosen for three-year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interests of our stockholders.

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

The "taxable mortgage pool" rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

        Certain of our securitizations have resulted in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as non-U.S. persons eligible for treaty benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us attributable to the taxable mortgage pool that is characterized as "excess inclusion income." In addition, to the extent that our stock is owned by tax-exempt "disqualified organizations," such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on the excess inclusion income from the taxable mortgage pool. In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. The Internal Revenue Service has not given clear guidance as to the appropriate method for the calculation of excess inclusion income and, absent such clear guidance, we have calculated excess inclusion income based upon what we believe to be a reasonable method. Our estimation of excess inclusion income is disclosed in our year end financial statements. In addition, pursuant to recently issued guidance from the Internal Revenue Service, we are required to allocate excess inclusion income to our shareholders in proportion to dividends paid and to inform our shareholders of the amount and character of the excess inclusion income allocated to them. Given the lack of guidance, there can be no assurances that we have calculated excess inclusion income in a manner satisfactory to the Internal Revenue Service.

        We are effectively precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions. In certain instances, we have pledged our equity interests in these taxable mortgage pools as collateral under our repurchase agreements, subjecting the pools to the potential loss of their tax-exempt status in the event that we were forced to sell our interests or our interests were foreclosed upon by a third party that was not afforded the same exemption as us.

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

Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our stockholders and could adversely affect our ability to execute our business plan.

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

        Our taxable income may substantially differ from our net income as determined based on accounting principles generally accepted in the United States, or U.S. GAAP, because, for example, realized capital losses will be deducted in determining our U.S. GAAP net income, but may not be deductible in computing our taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, which we refer to as phantom income. Although some types of phantom income are excluded to the extent they exceed 5% of our REIT taxable income in determining the 90% distribution requirement, we will incur corporate income tax and the 4% nondeductible excise tax with respect to any phantom income items if we do not distribute those items on an annual basis. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. In that event, we may be required to use cash reserves, incur debt on a short-term or long-term basis, or liquidate non-cash assets at rates or times that we regard as unfavorable to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year. Because certain of our assets may generate substantial mismatches between taxable income and available cash, the requirement to distribute a substantial portion of our net taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms or (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, in order to comply with REIT requirements.

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

        A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT's assets may consist of stock or securities of one or more TRSs. A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's length basis.

        Our TRS, Crystal River Capital TRS Holdings, Inc., as a domestic TRS, will pay federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us. The aggregate value of the TRS stock and securities owned by us should be less than 20% of the value of our total assets (including the TRS stock and securities). Furthermore, we monitor the value of our investments in TRSs for the purpose of ensuring compliance with the rule that no more than 20% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). In addition, we scrutinize all of our transactions with TRSs for the purpose of ensuring that they are entered into on arm's length terms in order to avoid incurring the 100% excise tax described above. There can be no complete assurance, however, that we will be able to comply with the 20% limitation discussed above or to avoid application of the 100% excise tax discussed above.

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

        A REIT's net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were able to sell or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we utilize for our securitization transactions even though such sales or structures might otherwise be beneficial to us.

        It may be possible to reduce the impact of the prohibited transaction tax and the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests by conducting certain activities, holding non-qualifying REIT assets or engaging in CDO transactions through our TRSs, subject to certain limitations. To the extent that we engage in such activities through TRSs, the income associated with such activities may be subject to full corporate income tax.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our investments in real estate assets as of December 31, 2007 consist of our interests in properties that are consolidated in our consolidated financial statements. The following table sets forth the information with respect to our real estate assets as of December 31, 2007:

Property Name	Location	Type	% Owned	Date Acquired	Net Rentable Square Feet	Percentage Leased
Chase Tower Phoenix	Phoenix, AZ	Office	100.0%	March 20,2007	724,000	100.0%
1111 Fannin	Houston, TX	Office	100.0	March 20,2007	428,600	100.0
JPM Chase Call Center	Arlington, TX	Office	100.0	Sept. 25, 2007	176,000	100.0

  2007 Acquisitions

        On March 20, 2007, we acquired a 100% interest in the Chase Tower Phoenix, a 724,000 square-foot, single-tenant office building with a 1,905 space parking garage located in Phoenix, Arizona and 1111 Fannin Street, a 428,600 square-foot, single-tenant office building located in Houston, Texas, each of which is leased on a triple-net basis to JPMorgan Chase under leases expiring in 2021. The gross purchase price was approximately $234.7 million, funded at closing with a $198.5 million fixed-rate mortgage loan maturing in April 2017 at 5.509% (hedged rate 5.65%), interest-only for the first ten years, and cash on hand.

        On September 25, 2007, we acquired a 100% interest in the JPMorgan Chase Call Center, a 176,000 square-foot, single-tenant office building located in Arlington, Texas leased on a triple-net basis to JPMorgan Chase under a lease expiring in 2027. The gross purchase price was approximately $26.5 million, funded at closing with a $20.9 million fixed-rate mortgage loan maturing in October 2017 at 6.29%, interest-only for the first three years, and cash on hand.

  Principal Executive and Administrative Offices

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is listed for trading on the New York Stock Exchange under the symbol "CRZ." The table below sets forth, for the calendar quarters indicated, the reported high and low sale prices for the common stock as reported on the NYSE composite transaction tape and the per share cash dividends declared on the common stock.

	High	Low	Dividend
2007
Fourth Quarter	$18.20	$12.56	$0.68
Third Quarter	25.58	9.71	0.68
Second Quarter	29.48	24.25	0.68
First Quarter	29.24	23.72	0.68
2006
Fourth Quarter	$25.55	$21.57	$0.66
Third Quarter (from July 28, 2006)	23.00	21.30	0.60

        The last reported sale price of our common stock on March 12, 2008 as reported on the NYSE composite transaction tape was $11.04. As of March 12, 2008, there were 17 holders of record of our common stock. Cede & Co. is the holder of record for 24,600,700 shares of our common stock and it holds such shares as nominee for The Depository Trust Company.

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

        Information relating to the dividends we declared in 2006 and 2007 is as follows:

Fiscal Period	Dividend Amount per Share	Declaration Date	Record Date	Payment Date	Total Distribution	Dividend Type
					(in millions)
First quarter 2006	$0.725	03/31/2006	03/31/2006	04/17/2006	$12.7	Regular
Second quarter 2006	0.725	06/23/2006	06/30/2006	07/21/2006	12.7	Regular
Third quarter 2006	0.600	09/22/2006	10/04/2006	10/27/2006	15.0	Regular
Fourth quarter 2006	0.660	12/11/2006	12/29/2006	01/26/2007	16.5	Regular
First quarter 2007	0.680	03/19/2007	03/30/2007	04/27/2007	17.0	Regular
Second quarter 2007	0.680	06/13/2007	06/29/2007	07/27/2007	17.0	Regular
Third quarter 2007	0.680	09/10/2007	09/28/2007	10/26/2007	16.9	Regular
Fourth quarter 2007	0.680	12/12/2007	12/31/2007	01/28/2008	16.8	Regular

        For the year ended December 31, 2007, we declared dividends of $2.72 per share, of which $2.59 represented distributions of taxable earnings and profits and $0.13 represented a return of capital. All distributions through December 31, 2006 represented distributions of taxable earnings and profits; none represented a return of capital, and all distributions from and including October 13, 2005 were funded primarily from operating cash flows, and as necessary, to a lesser extent from the sale or repayment of our investments or from borrowings under our credit facilities or master repurchase agreements, and were not funded out of the offering proceeds from our March 2005 private offering or our August 2006 initial public offering. We cannot assure you that we will have sufficient cash available for future quarterly distributions at this level, or at all. See "Item 1A. Risk Factors."

Equity Compensation Plan Information

        The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	130,000	25.00	2,398,680
Equity compensation plans not approved by stockholders(3)	—	—	—
Total	130,000	25.00	2,398,680

    (1)
    There are no outstanding warrants or rights.

    (2)
    Amounts exclude any securities to be issued upon exercise of outstanding options. Includes 42,419 shares of common stock to be issued in respect of deferred stock units and restricted stock units issued to certain of our independent directors.

    (3)
    We do not have any equity compensation plans that have not been approved by stockholders.

        We did not repurchase, or purchase on behalf of any affiliated purchaser, any shares of our common stock during the year ended December 31, 2006. The following table shows our stock repurchase activity during the fourth quarter of 2007.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1–31, 2007	59,700	17.24	234,700	1,765,300
November 1–30, 2007	64,600	13.39	299,300	1,700,700
December 1–31, 2007	—	—	299,300	1,700,700

(1)
On August 7, 2007, our board of directors authorized and announced the repurchase of 2,000,000 shares of our common stock in open-market or in privately negotiated transactions. The amount and timing of purchases will depend upon a number of factors, including the price and availability of our shares and general market conditions. This program has no expiration date but may be terminated by our board of directors at any time. We purchased an aggregate of 299,300 shares during the periods indicated above under this program. There were 1,700,700 shares remaining for repurchase under this program as of the filing date of this Annual Report on Form 10-K.

(2)
Includes brokerage commissions.

Item 6.    Selected Financial Data.

        The following table sets forth selected consolidated financial data, which was derived from our historical consolidated financial statements included in this Annual Report on Form 10-K for the periods then ended.

        You should read the following information together with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto, which begins on Page F-1 of this Form 10-K.

	Year Ended December 31, 2007	Year Ended December 31, 2006	March 15, 2005 (commencement of operations) to December 31, 2005
	(In thousands except share and per share data)
Consolidated Operating Data:
Revenues:
Interest and dividend income	$219,919	$201,224	$79,601
Rental income, net	16,210	—	—

Total revenues	236,129	201,224	79,601

Expenses:
Interest expense	156,797	139,601	48,425
Management and incentive fees, related party(1)	6,502	7,922	5,448
Professional fees	3,904	2,722	2,205
Depreciation and amortization	8,948	—	—
Loan loss provision	4,500	—	—
Insurance expense	936	413	250
Other general and administrative expenses(2)	2,751	1,019	533

Total expenses	184,338	151,677	56,861

Income before other revenues (expenses)	51,791	49,547	22,740

Other revenues (expenses):
Realized net loss on sale of real estate loans and securities available for sale	(1,698)	(2,128)	(521)
Realized and unrealized gain (loss) on derivatives	(84,951)	10,347	(2,497)
Loss on impairment of available for sale securities	(317,931)	(10,389)	(5,782)
Foreign currency exchange gain	4,292	580	—
Income from equity investments	2,610	—	—
Other	9	(1,040)	8

Total other expenses	(397,669)	(2,630)	(8,792)

Net income (loss)	$(345,878)	$46,917	$13,948

Per share information:
Net income (loss) per share of common stock
Basic	$(13.86)	$2.27	$0.80

Diluted	$(13.86)	$2.27	$0.80

Dividends declared per share of common stock	$2.72	$2.71	$1.55

Weighted average shares of common stock outstanding
Basic	24,962,708	20,646,637	17,487,500

Diluted	24,962,708	20,646,637	17,487,500

	As of December 31,
	2007	2006	2005
Consolidated Balance Sheet Data:
Total assets	$2,479,438	$3,774,645	$2,669,769
Long-term obligations:
Debt—collateralized debt obligations	486,608	194,396	227,500
Debt—notes payable, related party	—	—	35,000
Debt—junior subordinated notes	51,550	—	—
Debt—mortgages payable	219,380	—	—
Debt—senior mortgage-backed notes, related party	99,815	—	—
Debt—secured revolving credit facility, related party	67,319	—	—
Total long-term obligations	924,672	194,396	262,500
Stockholders' equity	110,592	556,314	381,429

(1)
Includes $555, $1,024 and $627, respectively, of stock based compensation.

(2)
Includes $584, $324 and $81, respectively, of stock based compensation.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Historical results set forth are not necessarily indicative of our future financial position and results of operations.

Overview

        We are a specialty finance company formed on January 25, 2005 by Hyperion Brookfield to invest in commercial real estate, real estate loans, real estate related securities, such as commercial and residential mortgage-backed securities, and various other asset classes. We commenced operations in March 2005. We have elected and qualified to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005 and expect to qualify as a REIT in subsequent tax years. We invest in financial assets and intend to construct an investment portfolio that is leveraged where appropriate to seek to achieve attractive risk-adjusted returns and that is structured to comply with the various federal income tax requirements for REIT status and to qualify for an exclusion from regulation under the Investment Company Act of 1940, which we refer to as the Investment Company Act. Our current focus is on the following asset classes:

  •
  Commercial real estate, commercial real estate-related securities (principally CMBS), Agency MBS and RMBS;

  •
  Whole mortgage loans, bridge loans, B Notes and mezzanine loans; and

  •
  Other ABS, including CDOs and consumer ABS.

        We completed a private offering of 17,400,000 shares of our common stock in March 2005 in which we raised net proceeds of approximately $405.6 million. We completed our initial public offering of 7,500,000 shares of our common stock, which we refer to as our IPO, in August 2006 in which we raised net proceeds of approximately $158.6 million. We have fully invested the proceeds from the March 2005 private offering and our IPO, and, as of December 31, 2007, have a portfolio of commercial real estate, MBS and other investments of approximately $2.3 billion, which we may reallocate from time to time to achieve our optimal portfolio allocation for prevailing market conditions. We are externally managed by Hyperion Brookfield Crystal River. Hyperion Brookfield Crystal River is a wholly-owned subsidiary of Hyperion Brookfield.

        We earn revenues and generate cash through our investments. We use a substantial amount of leverage to seek to enhance our returns. We finance each of our investments with different degrees of leverage with a goal of financing long-term assets with long-term financing. The cost of borrowings to finance our investments comprises a significant portion of our operating expenses. Our net income will depend, in large part, on our ability to control this particular operating expense in relation to our revenues.

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

Our Business Model

        Our interest, dividend and rental income net of interest expense, which we refer to as our net investment income, is generated primarily from the net spread, or difference, between the interest, dividend and rental income we earn on our investment portfolio and the cost of our borrowings and hedging activities. Our net investment income will vary based upon, among other things, the difference between the interest rates earned on our various interest-earning assets and the borrowing costs of the liabilities used to finance those investments. Other than our investments in Agency MBS, we generally attempt to match fund our assets in order to match the maturity of the investments with the maturity of the financing sources used to make such investments. Although we do not match fund Agency MBS due to their average 30 year maturities, we utilize interest rate swaps to hedge a portion of our interest rate exposure to these securities. We also utilize CDO financings or other securitizations when available, where match funding occurs as a result of cash flows from the collateral pool paying the interest on the debt securities issued by the CDO or other securitization structure.

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

        Certain of our investments, including RMBS and subordinate CMBS, currently generate substantial mismatches between taxable income and available cash. In order to meet the requirement to distribute a substantial portion of our net taxable income, we may need to borrow, sell assets or raise additional equity capital.

        In periods of declining interest rates, which we are currently experiencing, we expect the prepayments on our investments, including our RMBS, to increase. If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net investment income may suffer. In periods of rising interest rates, prepayment rates on our investments, including our Agency MBS and RMBS, will likely slow, causing the expected lives of these investments to increase. This may cause our net investment income to decrease as our borrowing and hedging costs rise while our interest income on those assets remains constant. Interest rate declines, however, generally do not affect the prepayment rates on CMBS as the underlying loans in the CMBS typically are protected from prepayment rates.

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

        In addition, our returns have been and will continue to be affected by the credit performance of our CMBS and Non-Agency RMBS investments. If credit losses on our investments or the loans underlying our investments increase, it may have an adverse affect on our performance.

        Hyperion Brookfield Crystal River is entitled to receive a base management fee that is based on the amount of our equity (as defined in the management agreement), regardless of the performance of our portfolio. Accordingly, the payment of our base management fee is not primarily dependent on our profitability (except to the extent that our equity is affected) and may provide us with an incentive to incur losses. We and our Manager have agreed that during 2008, we will pay our base management fee to our Manager in shares of our common stock valued at the weighted average closing price during the last five trading days of the applicable fiscal quarter.

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

        During 2007, credit spreads widened. The widening of credit spreads and increasing interest rates caused a significant increase in the net unrealized losses on our available for sale securities. Net unrealized losses initially are recorded in accumulated other comprehensive loss. We periodically evaluate our portfolio of available for sale securities for impairment and reclassify such unrealized losses to impairments on available for sale securities in our statement of operations when appropriate, which in the second half of 2007 caused our book value per share to decrease. One of the key drivers for the widening of credit spreads has been the recent disruption in the sub-prime mortgage lending sector. Furthermore, this widening of credit spreads has spilled over to the CMBS sector as well as to the financing market.

        In addition to widening credit spreads, the recent disruption in the sub-prime mortgage lending sector has adversely affected the market in which we operate in a number of other ways. For example, the market disruption has reduced the trading activity for many real estate securities, resulting in less liquid markets for those securities. As the securities we hold are marked to market at the end of each quarter, the decreased liquidity and concern over market conditions have resulted in lower valuations of substantially all of our CMBS, RMBS and preferred equity investments in the second half of 2007. These lower valuations have affected us by, among other things, decreasing our net book value and in contributing to our decision to record other than temporary non-cash impairments (discussed below in "—Critical Accounting Policies—Valuation of MBS and ABS"). In addition, Standard & Poor's and Moody's recently have issued a series of credit rating downgrades on various real estate securities. While neither the number nor the amount of our securities that were downgraded was material, we and other market participants may face additional downgrades of our securities in the future. Through March 10, 2008, 14 of the sub-prime RMBS that we owned at December 31, 2007, which had an aggregate carrying value of $9.0 million at December 31, 2007, had been downgraded below their lowest rating at December 31, 2007.

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

Trends

        We believe the following trends may also affect our business:

        Uncertain interest rate environment—We believe that the market disruption in the third and fourth quarters of 2007 will have a dramatic effect on the economy in the coming quarters. Weakness in the residential real estate market and lending environment in general should result in a slowdown in the economy. The Federal Reserve has reacted by easing Monetary Policy and the government is expected to enact certain fiscal policies in an effort to increase consumer demand, all of which we believe should help the economy avoid a prolonged recession.

        With respect to our existing MBS portfolio, which is heavily concentrated in 3/1 and 5/1 hybrid adjustable-rate Agency MBS, a decline in interest rates would benefit us by reducing our funding costs but it might cause prepayments to rise rapidly, in which case we then would be in the position of having to reinvest at lower yields. On the other hand, interest rate increases could result in decreases in our net investment income, as there is a timing mismatch between the reset dates on our MBS portfolio and the maturities of the financing utilized for these investments. At the current prices, our Agency MBS may be limited in price appreciation as interest rates fall, whereas the value of our interest rate hedges may continue to decrease in value.

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

        However, we would expect that our fixed-rate assets would decline in value in a rising interest rate environment and our net interest spreads on fixed-rate assets could decline in a rising interest rate environment to the extent they are financed with floating rate debt. We have engaged in interest rate swaps to hedge a portion of the risk associated with increases in interest rates and will continue to actively monitor the relationship between funding costs and prepayments. However, because we do not hedge 100% of the amount of short-term financing outstanding, increases in interest rates could result in a decline in the value of our portfolio, net of hedges. Similarly, decreases in interest rates could result in an increase in the value of our portfolio.

        Liquidity—Managing liquidity has become a priority for our company. Whereas most of our assets, such as the commercial real estate properties and the assets held by our CDOs have been financed with long-term liabilities, some of our assets are financed short-term while they are in transition toward longer-term financing solutions. These short-term financings typically are collateralized reverse repurchase agreements. As asset values decline, margin calls from our financing counterparties place demands on our cash and other liquidity sources. This can force us to sell assets and deleverage the balance sheet, which could negatively impact earnings and negatively impact our ability to make distributions to our stockholders.

        Weakness of mortgage market—The sub-prime market has been severely affected by changes in the lending landscape; for now and for the foreseeable future, access to mortgages for sub-prime borrowers has been substantially limited. This limitation on financing is expected to have an impact on all mortgage loans that are resetting and is expected to result in increased default rates. The severity of the liquidity limitation was largely unanticipated by the markets. As well, the liquidity issues also affect prime and alt-a Non-Agency lending, with mortgage rates remaining much higher and the origination of many product types being completely curtailed. At the margin, this has an impact on new demand for homes, which will compress the home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates and mortgage loan delinquencies. This comes in addition to the delinquency pressures in the sub-prime market resulting from weaker underwriting, which put many sub-prime lenders out of business in 2006 and 2007. The market deterioration has caused us to expect increased losses related to our holdings over time, but in the immediate period, has resulted in a decline in the market values of our assets. We continually monitor and adjust our cash flow assumptions in light of current and projected market conditions, and we believe that results in an accurate representation of value on our balance sheet.

        We believe that, at this time, the underlying losses in the sub-prime market have not fully manifested themselves in the securitizations. Accordingly, there are a number of factors that can help to mitigate issues before they fully impact the market. The government does have a number of programs that it can utilize to help the conditions in the mortgage industry. Increasing the lending capacity of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association, expanding guidelines for government programs such as FHA Secure, enacting tax legislation for debt forgiveness, lowering of interest rates by the Federal Reserve and Fiscal Stimulus are all programs that could dampen the issues that currently exist in the mortgage market. As of December 31, 2007, we had $52.7 million of exposure to sub-prime RMBS.

        Structured finance transactions—The dislocations in the sub-prime market have rippled throughout the structured finance markets. Despite continued positive fundamental performance, yield spreads on CMBS and prime Non-Agency RMBS have widened dramatically during 2007, resulting in significant negative mark to market adjustments to our assets. The issuance of CDOs, which has been a key financing tool for us and our peers, has come to a halt, cutting off an attractive financing alternative for the time being.

        Downgrades of structured securities by the rating agencies are likely to continue through the first half of 2008. Large-scale downgrades have the potential to cause another liquidity crisis similar to that of July and August 2007, as the downgrades could trigger forced sales of MBS by structured investment vehicles, or SIVs, and asset-backed commercial paper issuers, or ABCPs.

        Steepening yield curve—In reaction to the distress in the markets, interest rates were lower across the yield curve with rates for shorter maturities falling more than rates for longer maturity bonds. With respect to our MBS portfolio, we believe that a steeper yield curve could result in an increase in our net investment income, as the financing of our MBS investments is usually shorter in term than the fixed-rate period of our MBS portfolio, which is heavily weighted toward 3/1 and 5/1 hybrid adjustable-rate Agency MBS. Similarly, we believe that a flattening of the yield curve could result in a decrease in our net investment income. A flattening of the shape of the yield curve results in a smaller gap between the rate we pay on the swaps and rate we receive. Furthermore, a flattening of the shape of the yield curve could result in a decrease in our hedging costs because we pay a fixed rate and receive a floating rate under the terms of our swap agreements. Similarly, a steepening of the shape of the yield curve could result in an increase in our hedging costs.

        Spread widening and diminution of market value of available for sale securities—The credit crisis has resulted in a decline in prices (spread widening) across many asset classes, including municipal bonds, corporate bonds, Agency MBS, bank loans, RMBS and CMBS. Price declines in RMBS and CMBS have been the most severe, in some cases falling by over 60% in value in the span of a few months. The cause of the devaluations are twofold: first, in the RMBS market, the fundamentals have deteriorated as increased delinquencies and foreclosures have plagued the market, and second, deleverageing of balance sheets have caused selling of securities which has put downward pressure on prices. This decline in value impacts us in a number of ways. It impacts book value as our available for sale securities are carried at fair value and the decline in values are reflected in our book values either through the balance sheet in other comprehensive income, or through the income statement as an impairment of available for sale securities. Lower valuations for our assets may cause our lenders to initiate margin calls, which places demands on our liquidity facilities. Finally, lower values may be an indication of deteriorating fundamentals and increased credit losses over and above that of our underwriting.

        Recently, the Agency MBS market has come under pressure from sales into the market of Agency MBS serving as collateral due to increased margin requirements from dealers. This could require us to post additional collateral and/or cash, which could adversely affect our liquidity. Fundamentally, we believe the credit quality of Agency MBS are implicitly backed by the U.S. Government, but we are concerned about the poor technicals that could drive further selling pressure in the sector.

        Prepayment rates—Typically, as interest rates fall, prepayment rates rise. However, this cycle could be different as the decline in housing market activity could keep prepayment rates low. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. If prepayment rates increase, our current portfolio, which is heavily weighted towards hybrid adjustable-rate mortgages, could cause decreases in our net investment income relating to our MBS portfolio as we reinvest at lower yields.

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

        For a discussion of additional risks relating to our business, see the risk factors disclosed under Part I, "Item 1A. Risk Factors."

Critical Accounting Policies

        Our financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. These include fair market value of certain assets, amount and timing of credit losses, prepayment assumptions, and other items that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., market values change due to changes in supply and demand, credit performance, prepayments, interest rates, or other reasons; yields change due to changes in credit outlook and loan prepayments) will occur in the near future. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on the experience of Hyperion Brookfield and Crystal River's management and its analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 to our consolidated financial statements contained elsewhere herein for a complete discussion of our accounting policies. Our estimates are inherently subjective in nature and actual results could differ from our estimates and differences may be material. We have identified our most critical accounting policies to be the following:

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

        Our maximum exposure to loss as a result of our investment in these QSPEs totaled $162.0 million as of December 31, 2007.

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

        The following hypothetical example reflects the impact of a change in the historical prepayment experience:

  Assumptions:
  Price = 101.75% of par
  Current Face = $1,000,000
  Investment at cost = $1,017,500

Constant Prepayment Rate	Yield	Annual Income	Percent Difference
6%	5.54%	$57,129.30	14%
15%	5.09%	$52,481.09	5%
20%	4.85%	$49,978.37	0%
40%	3.97%	$40,754.16	(18)%
60%	3.06%	$31,394.35	(37)%

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

        Income arising from the operation of parking garages is recognized when the parking spaces are occupied. Expenses related to the operation of parking garages are included in expenses as commercial real estate expenses.

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

  •
  The underlying fundamentals of the relevant market and the outlook for such market for the near future; and

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

        The determination of other than temporary impairment is made at least quarterly. If we determine an impairment to be other than temporary we will need to realize a loss that would have an impact on future income. Under the guidance provided by SFAS 115, a security is impaired when its fair value is less than its amortized cost and we do not intend to hold that security until we recover its amortized cost or until its maturity. For the year ended December 31, 2007, we identified 59 Agency MBS and nine CMBS that were determined to be impaired under the guidance provided by SFAS 115-1 because we no longer have the intent to hold these securities until they recover their value or until maturity and accordingly, have designated them for possible sale. In connection with the impairment of these 68 securities, we recorded impairment charges of $19.7 million in our statement of operations that was other than temporary. In addition, we recorded an impairment charge on 22 RMBS and seven CMBS under EITF 99-20 totaling $70.6 million for the year ended December 31, 2007. We determined these securities to be impaired under EITF 99-20 because of the decline in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets. Under the accounting rules of SAB 59, we recognized impairments totaling $227.6 million on 108 RMBS, 115 CMBS and two preferred stock investments. These impairments are attributed to other than temporary declines in market values and are primarily a consequence of wider spreads affecting market values of the securities. As of December 31, 2007, we still owned 279 of these impaired securities.

  Valuations of CDO Assets and Liabilities

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal periods beginning after November 15, 2007. SFAS 159 will be effective for us beginning January 1, 2008, and will have the following effect at adoption (dollars in thousands):

	Historical December 31, 2007	At date of adoption	Cumulative effect adjustment
Collateralized debt obligations ("CDOs")	$486,608	$299,034	$187,574
Deferred financing costs on CDOs, net of accumulated amortization	8,152	—	(8,152)
Net unrealized holding gains on available for sale securities within our CDO entities reclassified to declared dividends in excess of operations			1,670

Total cumulative effect adjustment			$181,092

        In addition, we have $290.9 million of notional interest rate positions relating to our CDOs that no longer qualify for hedge accounting at the date of adoption. Subsequent changes in fair value and net cash settlements prospectively will be recorded in our statement of operations.

  Commercial Real Estate

        Commercial properties held for investment are carried at cost less accumulated depreciation. In accordance with SFAS No. 141, Business Combinations, upon acquisition, we allocate the purchase price to the components of the commercial properties acquired: the amount allocated to land is based on its estimated fair value; buildings and existing tenant improvements are recorded at depreciated replacement cost; above- and below-market in-place operating leases are determined based on the present value of the difference between the rents payable under the contractual terms of the leases and estimated market rents; lease origination costs for in-place operating leases are determined based on the estimated costs that would be incurred to put the existing leases in place under the same terms and conditions; and tenant relationships are measured based on the present value of the estimated avoided net costs if a tenant were to renew its lease at expiry, discounted by the probability of such renewal. Based on these estimates, we allocate the initial purchase price to the applicable assets and liabilities. As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized within twelve months of the acquisition date.

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

        We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

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

        In the normal course of business, we use a variety of derivative instruments to manage, or hedge, interest rate risk. We require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments are associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.

        To determine the fair value of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option-pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

        In the normal course of business, we are exposed to the effect of interest rate changes and limit these risks by following established risk management policies and procedures including the use of derivatives. To address exposure to interest rates, we use derivatives primarily to hedge the mark-to-market risk of our liabilities with respect to certain of our assets.

        SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by FASB No. 149, requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133 may increase or decrease reported net income and stockholders' equity prospectively, depending on future changes in fair value.

        At December 31, 2007, we were a party to 19 interest rate swaps and caps with a notional par value of approximately $1,079.3 million; the fair value of our net liability relating to interest rate swaps and caps was approximately $24.3 million, which is included in our derivative assets and derivative liabilities, and we had accrued interest payable of approximately $4.1 million on our interest rate swaps and caps at such date. We entered into these interest rate swaps and caps to seek to mitigate our interest rate risk for the specified future time period, which is defined as the term of the swap and cap contracts. Based upon the market value of these interest rate swap and cap contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts.

        During the third quarter of 2007, we sold two investments denominated in foreign currencies, and we terminated the corresponding currency swaps for a realized and unrealized loss of $5.1 million. As of December 31, 2007, we did not have any currency swaps included in our derivative balances.

        As of December 31, 2007, we had eight credit default swaps ("CDS") with a notional par value of $75.0 million that are reflected on our balance sheet as a derivative liability at their fair value of approximately $32.9 million. The fair value of the CDS depends on a number of factors, primarily premium levels, which are dependent on interest rate spreads. The CDS contracts are valued either by an independent third party pricing service or by using internally developed and tested market-standard pricing models that calculate the net present value of differences between future premiums on currently quoted market CDS and the contractual future premiums on our CDS contracts. During the year ended December 31, 2007, we closed out four CDS on single names in an aggregate notional amount of $35.0 million, with a realized loss of approximately $7.4 million, and nine CDS on the CMBX in an aggregate notional amount of $135.0 million, with a realized loss of approximately $32.6 million.

        The components of our derivative assets and derivative liabilities relating to CDS as of December 31, 2007 and 2006 are as follows:

	December 31, 2007		December 31, 2006
	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Single names	$—	$32,908	$3,305	$—
CMBX	—	—	—	—
ABX	—	—	—	—

Total	$—	$32,908	$3,305	$—

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

  Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires us to make a significant number of estimates in the preparation of the financial statements. These estimates include determining the fair market value of certain investments and derivative liabilities, amount and timing of credit losses, prepayment assumptions, allocation of purchase price to tangible and intangible assets on property acquisitions, and other items that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., market values change due to changes in supply and demand, credit performance, prepayments, interest rates, or other reasons; yields change due to changes in credit outlook and loan prepayments) will occur in the near future. Our estimates are inherently subjective in nature and actual results could differ from our estimates and differences may be material.

  Share-Based Payments

        We account for share-based compensation issued to members of our board of directors, our Manager and certain of our senior executives using the fair value based methodology in accordance with SFAS No. 123R, Accounting for Stock Based Compensation ("SFAS 123R"). We do not have any employees, although we believe that members of our board of directors are deemed to be employees for purposes of interpreting and applying accounting principles relating to share-based compensation. We record as compensation costs the restricted common stock that we issued to members of our board of directors at fair value as of the grant date and we amortize the cost into expense over the applicable vesting period using the straight-line method. We recorded compensation costs for restricted common stock and common stock options that we issued to our Manager and that were reallocated to employees of our Manager and its affiliates that provide services to us at fair value as of the grant date and we remeasure the amount on subsequent reporting dates to the extent that the restricted common stock and/or common stock options are unvested. Prior to our initial public offering and listing on the New York Stock Exchange, unvested restricted stock was valued using appraised value, and subsequent to our initial public offering and listing, we used the closing price as reported on the New York Stock Exchange. Unvested common stock options are valued using a Binomial pricing model and assumptions based on observable market data for comparable companies. The assumptions we use in determining share-based compensation, including expected stock price volatility, dividend yield, risk free interest rate and the expected life of the options, are subject to judgments and the results of our operations would change if different assumptions were utilized. We amortize compensation expense related to the restricted common stock and common stock options that we granted to our Manager using the graded vesting attribution method in accordance with SFAS 123R.

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

        Our policy for interest and penalties on material uncertain tax positions recognized in our consolidated financial statements is to classify these as interest expense and operating expense, respectively. However, in accordance with Financial Interpretation Number 48, Accounting for Uncertainty in Income Taxes (FIN 48), we assessed our tax positions for all open tax years (Federal, years 2005 to 2006 and State, years 2005 to 2006) as of December 31, 2007 and concluded that we have no material FIN 48 liabilities to be recognized at this time.

Financial Condition

        All of our assets at December 31, 2007 were acquired with the net proceeds of approximately $405.6 million from our March 2005 private offering of 17,400,000 shares of our common stock, the net proceeds of approximately $158.6 million from our August 2006 initial public offering of 7,500,000 shares of our common stock, the net proceeds of approximately $48.6 million from our March 2007 issuance of trust preferred securities and our use of leverage.

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

        The table below summarizes our MBS investments at December 31, 2007:

	CMBS	Agency MBS	RMBS
	(In thousands)
Amortized cost	$398,797	$1,238,769	$166,801
Unrealized gains	613	7,975	1,621
Unrealized losses	—	(62)	—

Fair value	$399,410	$1,246,682	$168,422

        As of December 31, 2007, the CMBS, Agency MBS and RMBS in our portfolio purchased at a net premium or discount to their par value and our portfolio had a weighted average amortized cost of 47.9%, 100.5% and 46.1% of face amount, respectively. The CMBS and RMBS were valued below par at December 31, 2007 because we are investing in lower-rated bonds in the credit structure. Certain of the securities held at December 31, 2007 are valued below cost. Other than securities with respect to which impairments have been recorded, we do not believe any such securities are other than temporarily impaired at December 31, 2007.

        Our MBS holdings were as follows at December 31, 2007:

			Weighted Average
	Estimated Asset Value(1)	Percent of Total Investments	Coupon	Months to Reset(2)	Market Yield to Maturity(3)	Constant Prepayment Rate(4)
	(In thousands)
CMBS:
Investment grade CMBS	$182,227	8.1%	5.84%	—	11.57%	—
Below investment grade CMBS	217,183	9.6	5.03	—	18.95	—

Total CMBS	$399,410	17.7%	5.29	—	15.58	—

Agency MBS:
3/1 hybrid adjustable rate	$252,874	11.2%	5.39	17.21	5.14	36.87%
5/1 hybrid adjustable rate	993,808	44.0	5.68	41.18	4.93	37.34

Total Agency MBS	$1,246,682	55.2%	5.62	36.30	4.98	37.24

Non-Agency RMBS:
Non-Agency Prime MBS:
Subordinate investment grade	$13,657	0.6%	5.53	45.17	10.99	27.03
Below investment grade	102,064	4.5	6.88	12.60	45.60	26.40

Total Non-Agency Prime MBS	115,721	5.1	6.79	14.88	41.51	26.44
Non-Agency Sub-prime MBS:
Investment grade	18,983	0.8	6.79	4.17	125.15	32.01
Below investment grade	33,718	1.5	7.63	0.45	157.48	31.75

Total Non-Agency Sub-prime MBS	52,701	2.3	7.13	2.65	145.84	31.91

Total Non-Agency RMBS	$168,422	7.4%	6.92	10.17	74.16	28.55

(1)
All securities listed in this chart are carried at their estimated fair value.

(2)
Represents number of months before conversion to floating rate.

(3)
Non–loss adjusted yield

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

        The table below summarizes the credit ratings of our MBS investments at December 31, 2007:

	CMBS	Agency MBS	RMBS	Total
	(In thousands)
AAA	$—	$1,246,682	$—	$1,246,682
AA	—	—	—	—
A	—	—	—	—
BBB	182,227	—	32,640	214,867
BB	99,817	—	54,586	154,403
B	62,112	—	65,151	127,263
CCC	5,130	—	800	5,930
CC	—	—	—	—
C	—	—	1,519	1,519
Not rated	50,124	—	13,726	63,850

Total	$399,410	$1,246,682	$168,422	$1,814,514

        Actual maturities of MBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The stated contractual final maturity of the mortgage loans underlying our portfolio of MBS ranges up to 30 years, but the expected maturity is subject to change based on the prepayments of the underlying loans. As of December 31, 2007, the average final contractual maturity of the mortgage portfolio is 2036.

        The constant prepayment rate, or CPR, attempts to predict the percentage of principal that will be prepaid over the next 12 months based on historical principal paydowns. As interest rates rise, the rate of refinancings typically declines, which we believe may result in lower rates of prepayment and, as a result, a lower portfolio CPR.

        As of December 31, 2007, some of the mortgages underlying our Agency MBS had fixed interest rates for the weighted average lives of approximately 36.3 months, after which time the interest rates reset and become adjustable. The average length of time until contractual maturity of those mortgages as of December 31, 2007 was 28.5 years.

        After the reset date, interest rates on our hybrid adjustable-rate Agency MBS float based on spreads over various LIBOR and Treasury indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. The weighted average annual cap for the portfolio is an increase of 1.91%; the weighted average maximum increases and decreases for the portfolio are 6.12%. Additionally, the weighted average maximum increases and decreases for Agency hybrid MBS in the first year that the rates are adjustable are 4.11%.

        The following table summarizes our CMBS, Agency MBS and RMBS according to their estimated weighted average life classifications as of December 31, 2007:

	CMBS		Agency MBS		RMBS
Weighted Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Less than one year	$—	$—	$—	$—	$14,933	$14,400
Greater than one year and less than five years	2,058	2,058	1,246,682	1,238,769	109,198	108,505
Greater than five years	397,352	396,739	—	—	44,291	43,896

Total	$399,410	$398,797	$1,246,682	$1,238,769	$168,422	$166,801

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

  Equity Securities

        Our investment policies allow us to acquire equity securities, including common and preferred shares issued by other real estate investment trusts. At December 31, 2007, we held two investments in equity securities, totaling $0.7 million. These investments are classified as available for sale and thus carried at fair value on our balance sheet with changes in fair value recognized in accumulated other comprehensive income until realized or determined to be other than temporarily impaired.

  Changes in Carrying Value of Available for Sale Securities

        The following sets forth information regarding the changes in the carrying value of our available for sale securities during the year ended December 31, 2007:

	Activity During Year Ended December 31, 2007
Security Description	December 31, 2006 Estimated Fair Value	Net Purchases/ (Sales)	Principal Paydowns	Discount/ (Premium) Amortization	Impairments	Temporary Mark-to- Market Adjustments	December 31, 2007 Estimated Fair Value
	(In millions)
CMBS	$472.6	$99.3	$(1.1)	$6.0	$(174.9)	$(2.5)	$399.4
Agency MBS	2,532.1	(931.5)	(353.9)	(3.9)	(10.6)	14.5	1,246.7
Non-Agency RMBS	287.2	20.8	(23.2)	16.5	(128.7)	(4.2)	168.4
ABS	46.1	(34.8)	(10.8)	0.9	—	(1.4)	—
Preferred stock	4.6	—	—	—	(3.7)	(0.2)	0.7

Total	$3,342.6	$(846.2)	$(389.0)	$19.5	$(317.9)	$6.2	$1,815.2

        The following sets forth information regarding the changes in the carrying value of our available for sale securities during the year ended December 31, 2006:

	Activity During Year Ended December 31, 2006
Security Description	December 31, 2005 Estimated Fair Value	Net Purchases/ (Sales)	Principal Paydowns	Discount/ (Premium) Amortization	Impairments	Temporary Mark-to- Market Adjustments	December 31, 2006 Estimated Fair Value
	(In millions)
CMBS	$206.3	$261.9	$—	$2.7	$(4.2)	$5.9	$472.6
Agency MBS	1,663.5	1334.5	(466.6)	(3.3)	(3.0)	7.0	2,532.1
Non-Agency RMBS	512.7	(191.4)	(54.7)	9.7	(3.2)	14.1	287.2
ABS	54.5	(2.9)	(6.9)	0.9	—	0.5	46.1
Preferred stock	2.2	2.5	—	—	—	(0.1)	4.6

Total	$2,439.2	$1,404.6	$(528.2)	$10.0	$(10.4)	$27.4	$3,342.6

  Real Estate Loans

        At December 31, 2007, our real estate loans are reported at their amortized cost of $170.8 million. These investments are periodically reviewed for impairment. As of December 31, 2007, we recorded a loan loss reserve on one of our real estate loans.

        In 2005, we originated a $9.5 million mezzanine construction loan to develop luxury residential condominiums in Portland, Oregon. In September 2007, we entered into an agreement with the borrower and the senior lender to increase both the mezzanine construction loan and the senior loan that requires additional capital contributions from the project equity holder to cover the remaining costs to complete the project. The mezzanine construction loan bears interest at an annual rate of 16% and had a maturity date of November 2007, which was subsequently extended until May 2008. Under the amended agreement governing the terms of the loan, interest on the loan was paid in cash through March 2006, was capitalized through September 2007, and will be paid in cash through May 2008. We advanced an additional $5.7 million, including capitalized interest of $1.1 million during the year ended December 31, 2007.

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

        Currently, the projected total costs to complete the project have increased from $41.4 million to $59.4 million, including capitalized interest. As of December 31, 2007, of the 70 units available, 47 units have been sold.

        We have evaluated the financial merits of the project by reviewing the projected unit sales and estimated construction costs and evaluating other collateral available to us (and the expected cost of realizing any recovery on that collateral) under the terms of the loan. We believe that it is probable that we will not recover the entire loan balance, including the capitalized interest, through the satisfaction of future cash flows from sales and other available collateral. Accordingly, based on our analysis, we have recorded provision for loan loss of $4.5 million related to this loan during the year ended December 31, 2007. We will continue to monitor the status of this loan. However, housing prices, in particular condominium prices, may fall, unit sales may lag projections and construction costs may increase, all of which may increase the risk of recovery on our loan. No assurance can be given that we will not be required to record additional loan loss reserves with respect to this loan in the future depending on the borrower's ability to complete the project without additional cost overruns. In the event that we determine that it is probable that we will not be able to recover the current carrying value of this loan, additional loan loss reserves would be recorded.

  Commercial Real Estate

        At December 31, 2007, our commercial real estate is reported at cost of approximately $239.5 million, net of accumulated depreciation of approximately $4.7 million.

        The table below summarizes our commercial real estate investments at December 31, 2007:

	Office	Total
	(In thousands)
Land	$17,428	$17,428
Building and improvements	222,045	222,045

Commercial real estate, at cost	239,473	239,473
Accumulated depreciation	(4,710)	(4,710)

Commercial real estate, net of depreciation	$234,763	$234,763

  Interest and Principal Paydown Receivable

        At December 31, 2007, we had interest and principal paydown receivables of approximately $12.7 million. The total interest and principal paydown receivable amount consisted of approximately $11.2 million relating to our MBS and approximately $1.5 million relating to other investments.

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

        As of December 31, 2007, we had engaged in interest rate swaps and interest rate caps as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for a specified future time period, which is the term of the swap or cap contract. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, a series of payments calculated by applying a fixed rate of interest to a notional amount of principal is exchanged for a stream of payments similarly calculated but using a floating rate of interest. This is a fixed-floating interest rate swap. We hedge our floating rate debt by entering into fixed-floating interest rate swap agreements whereby we swap the floating rate of interest on the liability we are hedging for a fixed rate of interest. An interest rate swap forward is an interest rate swap based on an interest rate to be set at an agreed future date. As of December 31, 2007, we were a party to interest rate swaps and caps with maturities ranging from January 2008 to July 2021 with a notional par amount of approximately $1,079.3 million. Under the swap agreements in place at December 31, 2007, we receive interest at rates that reset periodically, generally every three months, and pay a rate fixed at the initiation of and for the life of the swap agreements. The current market value of interest rate swaps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates. As expectations of future floating rates change, the market value of interest rate swaps changes. Based on the daily market value of those interest rate swaps and interest rate swap forward contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the maturity of the contracts. At December 31, 2007, the net realized and unrealized loss on interest rate swap and cap contracts recorded in accumulated other comprehensive income was $25.2 million due to an increase in prevailing market interest rates.

        As of December 31, 2007, we had engaged in credit default swaps, or CDS, which are accounted for as derivatives. CDS are derivative securities that attempt to replicate the credit risk involved with owning a particular unrelated third party security, which we refer to as a reference obligation. We enter into CDS on three types of securities: RMBS, CMBS and the CMBX and ABX indices. Investing in assets through CDS subjects us to additional risks. When we enter into a CDS with respect to an asset, we do not have any legal or beneficial interest in the reference obligation but have only a contractual relationship with the counterparty, typically a broker-dealer or other financial institution, and do not have the benefit of any collateral or other security or remedies that would be available to holders of the reference obligation or the right to receive information regarding the underlying obligors or issuers of the reference obligation. In addition, in the event of insolvency of a CDS counterparty, we would be treated as a general creditor of the counterparty to the extent the counterparty does not post collateral and, therefore, we may be subject to significant counterparty credit risk. As of December 31, 2007, we were party to CDS with three counterparties. CDS are relatively new instruments, the terms of which may contain ambiguous provisions that are subject to interpretation, with consequences that could be adverse to us.

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

        As of December 31, 2007, we were a party to eight credit default swaps with maturities ranging from June 2035 to October 2042 with a notional par amount of $75.0 million. At December 31, 2007, the fair value of our net liability relating to credit default swap contracts was $32.9 million, compared to a net asset of $3.3 million at December 31, 2006, primarily as a result of an increase in the credit spreads of the CDS. During the year ended December 31, 2007, we closed out four CDS on single names in an aggregate notional amount of $35.0 million, with a realized loss of approximately $7.4 million, and nine CDS on the CMBX in an aggregate notional amount of $135.0 million, with a realized loss of approximately $32.6 million.

        During the third quarter of 2007, we sold two investments denominated in foreign currencies. In connection with these sales, we terminated two corresponding foreign currency swaps and had a realized and unrealized loss on the termination totaling $5.1 million. As of December 31, 2007, we did not have any foreign currency swaps in place.

  Liabilities

        We have entered into repurchase agreements to finance some of our purchases of available for sale securities and real estate loans. These agreements are secured by our available for sale securities and real estate loans and bear interest rates that have historically moved in close relationship to LIBOR. As of December 31, 2007, we had established numerous borrowing arrangements with various investment banking firms and other lenders. As of December 31, 2007, we were utilizing 11 of those arrangements.

        At December 31, 2007, we had outstanding obligations under repurchase agreements with ten counterparties totaling approximately $1,276.1 million with weighted average current borrowing rates of 5.03%, all of which have maturities of between seven and 43 days. We intend to seek to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to the repurchase agreements. At December 31, 2007, the repurchase agreements were secured by available for sale securities and equity investments and cash with an estimated fair value of approximately $1,411.1 million and had weighted average maturities of 24 days. The net amount at risk, defined as fair value of the collateral, including restricted cash, minus repurchase agreement liabilities and accrued interest expense, with all counterparties was approximately $169.3 million at December 31, 2007.

        At December 31, 2007, our wholly-owned subsidiary, CRZ ABCP Financing LLC, had outstanding $99.8 million of senior mortgage-backed notes to an affiliate of our Manager. The senior mortgage-backed notes are collateralized by commercial whole mortgage loans. Senior mortgage-backed notes in the aggregate principal amount of $101.5 million were issued to an affiliate of our Manager with floating coupons with varying interest rate spreads over the three-month LIBOR rate. Interest on the senior mortgage-backed notes is payable monthly. The senior mortgage-backed notes mature in April 2017 and the outstanding principal is due at maturity. Early repayments of the underlying mortgage loans require repayment of a portion of the senior mortgage-backed notes. The senior mortgage-backed notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the senior mortgage-backed notes issued were used to repay outstanding debt under our repurchase agreements.

        At December 31, 2007, we had $51.6 million of junior subordinated notes outstanding. The junior subordinated notes are the sole assets owned by our subsidiary trust, Crystal River Preferred Trust I, and mature in April 2037. We have the right to redeem these notes at par on or after April 2012. Interest is payable quarterly at a fixed rate of 7.68% (ten-year LIBOR plus 2.75%) through April 2012 and thereafter at a floating rate equal to three-month LIBOR plus 2.75%.

        At December 31, 2007, we had $219.4 million of mortgage loans outstanding with a weighted-average borrowing rate of 5.58% that are secured by our commercial properties located in Houston, Texas, Phoenix, Arizona, and Arlington, Texas.

        At December 31, 2007, we had $67.3 million of borrowings outstanding under our secured revolving credit facility with an affiliate of our Manager that provides for borrowings of up to $100.0 million in the aggregate and expires in May 2009. The secured facility bears interest at LIBOR + 2.50%. At December 31, 2007, we pledged $37.3 million of interest in our equity investment in a private equity fund, $21.0 million of mezzanine real estate loans and $9.0 million of real estate construction loans as collateral under this facility.

  Stockholders' Equity

        Stockholders' equity at December 31, 2007 was approximately $110.6 million and included $9.7 million of net unrealized holdings gains on securities available for sale and $25.2 million of net unrealized and realized losses on interest rate agreements accounted for as cash flow hedges presented as a component of accumulated other comprehensive income (loss).

Results of Operations For the Year Ended December 31, 2007 compared to the Year Ended December 31, 2006

  Summary

        Our net loss for the year ended December 31, 2007 was $345.9 million or $13.86 per weighted average basic and diluted share outstanding, compared with net income of $46.9 million or $2.27 per weighted average basic and diluted share outstanding for the year ended December 31, 2006. Net income decreased by $392.8 million, or 837.5%, from 2006 to 2007, while net income per weighted average basic and diluted share outstanding decreased by $16.13 or 710.6%, from 2006 to 2007 as the weighted average number of shares of our common stock outstanding increased from 20,646,637 for 2006 to 24,962,708 for 2007.

  Revenues

        The following table sets forth information regarding our revenues:

	Year Ended December 31,		Variance
	2007	2006	Amount	%
	(In millions)
Revenues
Interest income:
Commercial MBS	$45.3	$25.7	$19.6	76.3%
Agency MBS	102.1	104.0	(1.9)	(1.8)
Non-Agency RMBS	43.7	48.0	(4.3)	(9.0)
ABS	3.0	4.0	(1.0)	(25.0)
Real estate loans	17.1	11.9	5.2	43.7
Other interest and dividend income	8.7	7.6	1.1	14.5

Total interest and dividend income	219.9	201.2	18.7	9.3
Rental income, net	16.2	—	16.2	n/a

Total revenues	$236.1	$201.2	$34.9	17.4

        Interest income for the year ended December 31, 2007 with respect to CMBS and real estate loans increased $19.6 million, or 76.3% and $5.2 million, or 43.7%, respectively, over interest income for 2006 because of the higher balance of CMBS and real estate loans contained in our investment portfolio during 2007. Interest income for the year ended December 31, 2007 with respect to Non-Agency RMBS decreased $4.3 million, or 9.0%, over interest income for 2006 because we had fewer investments in that asset class during 2007. Interest income for the year ended December 31, 2007 with respect to Agency MBS decreased $1.9 million, or 1.8%, over interest income for 2006 because we sold a large portion of our Agency MBS investments during 2007 after initially increasing that component of our investment portfolio after our August 2006 IPO. For the year ended December 31, 2007, we also had income of $16.2 million relating to rental income from our commercial property investments, which were made in 2007.

  Expenses

        The following table sets forth information regarding our total expenses:

	Year Ended December 31,		Variance
	2007	2006	Amount	%
	(In millions)
Expenses
Interest expense:
Repurchase agreements	$115.4	$135.7	$(20.3)	(15.0)%
Interest rate swaps	(9.2)	(11.9)	2.7	(22.7)
CDO notes	29.7	12.1	17.6	145.5
Senior mortgage-backed notes, related party	4.0	—	4.0	n/a
Mortgages payable	9.1	—	9.1	n/a
Junior subordinated notes	3.1	—	3.1	n/a
Short-term debt	0.6	0.6	—	0.0
Secured revolving credit facility, related party	0.3	—	0.3	n/a
Margin borrowing	0.1	0.5	(0.4)	(80.0)
Notes payable, related party	—	0.2	(0.2)	(100.0)
Amortization of deferred financing costs	3.4	2.0	1.4	70.0
Other	0.3	0.4	(0.1)	(25.0)

Total interest expense	156.8	139.6	17.2	12.3
Management fees and incentive fees, related party	6.5	7.9	(1.4)	(17.7)
Professional fees	3.9	2.7	1.2	44.4
Depreciation and amortization	8.9	—	8.9	n/a
Insurance expense	0.9	0.4	0.5	125.0
Directors' fees	0.7	0.5	0.2	40.0
Public company expense	0.5	0.2	0.3	150.0
Commercial real estate expenses	1.0	—	1.0	n/a
Provision for loan loss	4.5	—	4.5	n/a
Other expenses	0.6	0.4	0.2	50.0

Total expenses	$184.3	$151.7	$32.6	21.5

        Interest expense relating to repurchase agreements, including with related parties, for the year ended December 31, 2007 decreased $20.3 million, or 15.0%, over 2006 because approximately $217.3 million of CMBS that was being financed with repurchase agreements in 2006 was financed through CDO 2006-1 in 2007 and because of lower repurchase agreement borrowings related to Agency MBS as a result of our sale during 2007 of approximately $1.6 billion of Agency MBS. Interest expense relating to CDO notes for the year ended December 31, 2007 increased $17.6 million, or 145.5%, over 2006 as a result of added interest expense from our second CDO financing, which closed in January 2007, and because interest rates were higher in 2007 than in 2006. Interest income from interest rate swaps for the year ended December 31, 2007 decreased $2.7 million, or 22.7%, over 2006 because although interest rates in 2007 were higher than in 2006, we had more notional amount of interest rate swaps in place during 2007. For the year ended December 31, 2007, we also had interest expense relating to junior subordinated notes, mortgages payable, senior mortgage-backed notes, related party, and secured revolving credit facility, related party, totaling $16.5 million as we first utilized these financing sources in 2007.

        Expenses for 2007 also included base management fees and incentive fees of approximately $5.9 million, and amortization of approximately $0.6 million related to restricted stock and options granted to our Manager. Expenses for 2006 also included base management fees and incentive fees of approximately $6.9 million and amortization of approximately $1.0 million related to restricted stock and options granted to our Manager. Management fee expenses decreased primarily due to the $345.9 million net loss in 2007, which reduced the management fee for the third and fourth quarters of 2007, which was partially offset by the increase in stockholders' equity in late 2006 as a result of our initial public offering. For the year ended December 31, 2007, professional fees totaled $3.9 million, which included approximately $1.0 million of fees relating to compliance with the internal control over financial reporting provisions of the Sarbanes-Oxley Act of 2002, which we incurred in 2007 since this was the first year we were required to comply with those provisions. In addition, for the year ended December 31, 2007, we also had depreciation and amortization expense of $8.9 million and commercial real estate expenses of $1.0 million relating to our commercial property investments, which were made in 2007, and we incurred a $4.5 million loan loss relating to one of our construction loans.

        Our Manager has waived its right to request reimbursement from us of third-party expenses that it incurs through December 31, 2007, which amount otherwise would have been required to be reimbursed. The management agreement with Hyperion Brookfield Crystal River, which was negotiated before our business model was implemented, provides that we will reimburse our Manager for certain third party expenses that it incurs on our behalf, including rent and utilities. Hyperion Brookfield incurs such costs and did not allocate any such expenses to our Manager in 2005, 2006 or 2007 as our Manager's use of such services was deemed to be immaterial. Hyperion Brookfield currently is determining the amount of such rent and utility costs that will be allocated to our Manager commencing January 1, 2008, and we will be responsible for reimbursing such costs allocable to our operations absent any further waiver of reimbursement by our Manager. There are no contractual limitations on our obligation to reimburse our Manager for third party expenses and our Manager may incur such expenses consistent with the grant of authority provided to it pursuant to the management agreement without any additional approval of our board of directors being required. In addition, our Manager may defer our reimbursement obligation from any quarter to a future period; provided, however, that we will record any necessary accrual for any such reimbursement obligations when required by U.S. GAAP, and our Manager has advised us that it will promptly invoice us for such reimbursements consistent with sound financial accounting policies.

  Other Revenues (Expenses)

        Other expenses for 2007 totaled approximately $397.7 million, compared with other expenses of $2.6 million for 2006, an increase of $395.1 million. Other expenses for the year ended December 31, 2007 consisted primarily of $85.0 million of realized and unrealized loss on derivatives, primarily as a result of realized and unrealized losses on CDS of $76.1 million, a $5.1 million realized and unrealized loss on our settlement of two foreign currency swaps, a $5.2 million increase in unrealized losses on economic hedges, $1.7 million of realized net loss on the sale of securities available for sale, real estate loans and other investments, and a $317.9 million loss on impairment of securities available for sale, which was comprised of a $19.7 million impairment relating to CMBS and Agency MBS that we no longer intend to hold to maturity or until the recovery of our cost, and a $70.6 million impairment relating to CMBS, Non-Agency RMBS and preferred stock investments, which was caused by adverse changes in cash flow assumptions and a $227.6 million impairment caused by an other than temporary decline in market values due to spread widening. This decrease was offset in part by $2.6 million of income from equity investments and $4.3 million of realized foreign currency exchange gain. Other expenses for the year ended December 31, 2006 consisted primarily of a $10.4 million loss on impairments of securities available for sale and $2.1 million of realized net losses on securities available for sale, which was offset in part by $10.3 million of realized and unrealized gains on derivatives (which included an unrealized gain of $6.9 million on CDS and an unrealized gain of $2.0 million on foreign currency swaps) and a $0.6 million unrealized foreign currency exchange gain.

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

        At December 31, 2007 and 2006, we were in compliance with all REIT requirements and, accordingly, have not provided for income tax expense on our REIT taxable income for the year ended December 31, 2007 or for the year ended December 31, 2006. We also have a domestic taxable REIT subsidiary that is subject to tax at regular corporate rates. The deferred tax benefit is attributable to the mark to market adjustments for net operating loss deductions, credit default swaps, and accrued management fees associated with our investment in a private equity fund held in the TRS. Our total income tax benefit for the year ended December 31, 2007 of $0.9 million is included in the "other" caption in other revenues (expenses), which is a reversal of previously established deferred tax liability.

        As of December 31, 2007, we recorded a $15.5 million valuation allowance on deferred tax assets of $15.5 million attributable to market value adjustments on credit default swaps and income tax net operating losses relating to our TRS. The valuation allowance is based on management's estimate that our TRS is not expected to generate sufficient taxable income to recover the deferred tax assets. As of December 31, 2006 we had a deferred tax liability of $0.9 million attributable to market value adjustments on foreign currency swaps held in our TRS, which is included in accounts payable, accrued expenses and cash collateral payable. As of December 31, 2007, we had net operating loss carryforward and capital loss carryforward of approximately $0.7 million and $32.6 million, respectively. The net operating loss carryforward expires in 2027 and the capital loss carryforward expires in 2012.

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

  Revenues

        The following table sets forth information regarding our revenues:

		March 15, 2005 (commencement of operations) to December 31, 2005
			Variance
	Year Ended December 31, 2006
			Amount	%
	(In millions)
Revenues
Interest income:
Commercial MBS	$25.7	$6.3	$19.4	307.9%
Agency MBS	104.0	44.9	59.1	131.6
Non-Agency RMBS	48.0	21.4	26.6	124.3
ABS	4.0	2.3	1.7	73.9
Real estate loans	11.9	3.6	8.3	230.6
Other interest and dividend income	7.6	1.1	6.5	590.9

Total interest and dividend income	201.2	79.6	121.6	152.8
Rental income, net	—	—	—	n/a

Total revenues	$201.2	$79.6	$121.6	152.8

        Interest income for the year ended December 31, 2006 with respect to CMBS, Agency MBS, Non-Agency RMBS, ABS and real estate loans increased $19.4 million, or 307.9%, $59.1 million, or 131.6%, $26.6 million, or 124.3%, $1.7 million, or 73.9%, and $8.3 million, or 230.6%, respectively, over interest income for 2005 because the 2005 results only represent a partial year, and because in 2006, our portfolio included more higher-yielding commercial real estate investments, including CMBS, B Notes and mezzanine loans.

  Expenses

        The following table sets forth information regarding our total expenses:

		March 15, 2005 (commencement of operations) to December 31, 2005
			Variance
	Year Ended December 31, 2006
			Amount	%
	(In millions)
Expenses
Interest expense:
Repurchase agreements	$135.7	$43.2	$92.5	214.1%
Interest rate swaps	(11.9)	3.2	(15.1)	(471.9)
CDO notes	12.1	1.7	10.4	611.8
Short-term debt	0.6	—	0.6	n/a
Margin borrowing	0.5	—	0.5	n/a
Notes payable, related party	0.2	—	0.2	n/a
Amortization of deferred financing costs	2.0	0.3	1.7	566.7
Other	0.4	—	0.4	n/a

Total interest expense	139.6	48.4	91.2	188.4
Management fees and incentive fees, related party	7.9	5.4	2.5	46.3
Professional fees	2.7	2.2	0.5	22.7
Depreciation and amortization	—	—	—	n/a
Insurance expense	0.4	0.3	0.1	33.3
Directors' fees	0.5	0.2	0.3	150.0
Public company expense	0.2	—	0.2	n/a
Commercial real estate expenses	—	—	—	n/a
Provision for loan loss	—	—	—	n/a
Other expenses	0.4	0.4	0.0	0.0

Total expenses	$151.7	$56.9	$94.8	166.6

        Interest expense relating to repurchase agreements and notes, including with related parties, for the year ended December 31, 2006 increased $92.5 million, or 214.1%, over 2005 because we financed a larger investment portfolio in 2006 and interest rates in 2006 were higher than in 2005. Interest expense relating to CDO notes for the year ended December 31, 2006 increased $10.4 million, or 611.8%, over 2005 because our first CDO financing closed in December 2005. Interest expense from interest rate swaps for the year ended December 31, 2006 decreased $15.1 million, or 471.9%, over 2005 due to an increase in interest rates during 2006. Interest expense increased in 2006 because the 2005 results only represent a partial year and due to increases in LIBOR during the first half of the year and an increase in the size of the portfolio being financed from 2005 to 2006 as a result of our initial public offering that closed in August 2006. The portion of interest expense comprised of net periodic payments received from interest rate swaps increased in 2006 as a result of increases in LIBOR during the first half of 2006.

        Expenses for 2006 also included base management fees and incentive fees of approximately $6.9 million and amortization of approximately $1.0 million related to restricted stock and options granted to our Manager. Expenses for 2005 also included base management fees of approximately $4.8 million and amortization of approximately $0.6 million related to restricted stock and options granted to our Manager. Management fee expenses increased primarily due to a full year of operations in 2006 and the increase in stockholders' equity in 2006 as a result of our initial public offering.

        Our Manager waived its right to request reimbursement from us of third-party expenses that it incurs through December 31, 2007, which amount otherwise would have been required to be reimbursed. The management agreement with Hyperion Brookfield Crystal River, which was negotiated before our business model was implemented, provides that we will reimburse our Manager for certain third party expenses that it incurs on our behalf, including rent and utilities. Hyperion Brookfield incurs such costs and did not allocate any such expenses to our Manager in 2005, 2006 or 2007 as our Manager's use of such services was deemed to be immaterial.

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

  Income Tax Expense

        At December 31, 2006 and 2005, we were in compliance with all REIT requirements and, accordingly, have not provided for income tax expense on our REIT taxable income for the year ended December 31, 2006 or for the period March 15, 2005 (commencement of operations) to December 31, 2005. We also have a domestic taxable REIT subsidiary that is subject to tax at regular corporate rates. The deferred tax benefit is attributable to the mark to market adjustments for net operating loss deductions, credit default swaps, and accrued management fees associated with our investment in a private equity fund held in the TRS. Our total income tax expense for the year ended December 31, 2006 of $0.9 million is included in the "other" caption in other revenues (expenses), which represents future tax expense relating to unrealized gains on our foreign currency swaps.

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

        We held cash and cash equivalents of approximately $27.5 million at December 31, 2007, which excludes restricted cash of approximately $68.7 million that is used to collateralize certain of our repurchase facilities ($15.7 million), interest rate swaps and caps ($18.3 million), CDS ($32.9 million) and certain other obligations.

        Our operating activities provided net cash of approximately $35.1 million for the year ended December 31, 2007 primarily as a result of realized and unrealized loss on derivatives of $88.8 million, non-cash impairment charges relating to available for sale securities of $317.9 million, provision for loan loss of $4.5 million, non-cash depreciation and amortization of stock based compensation, deferred financing costs and real estate assets of $13.5 million, an increase in the return on investment from equity investments of $2.6 million, and a realized net loss on available for sale securities, real estate loans and other investments of $1.7 million. Operating activities provided further net cash from a net decrease in interest receivable of $7.9 million. This was offset in part by a net loss of $345.9 million and other non-cash activities, including accretion of a net discount on available for sale securities and real estate loans of $19.4 million, a gain on foreign currency translation of $4.3 million, amortization of intangible liabilities and deferred gains on derivatives of $6.3 million, income from equity investments of $2.6 million, accretion of interest on real estate loans of $2.5 million and the reversal of a deferred tax liability of $0.9 million. The increase in cash was also further offset by a net decrease in accounts payable and accrued liabilities, due to Manager and interest payable of $17.6 million, a net increase in other receivables, prepaid expenses and other assets of $2.7 million and $1.9 million of payments on the settlement of derivatives.

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

        Our investing activities provided net cash of $860.7 million for the year ended December 31, 2007 primarily from proceeds received from the sale of securities available for sale of $1,643.1 million, proceeds from the sale of real estate loans and other investments of $78.2 million, proceeds from the redemption of real estate loans of $37.0 million, proceeds from rent enhancement of $1.8 million, principal repayments from available for sale securities and real estate loans totaling $398.5 million, net proceeds received from acquisition of credit default swaps of $4.9 million and return of capital from equity investments of $5.9 million. This was partially offset by the purchase of securities available for sale of $893.1 million, the purchase and funding of equity investments of $42.1 million, the acquisition of commercial real estate and real estate loans totaling $291.4 million, net cash paid to terminate swaps of $48.0 million, net deposits of restricted cash for credit default swaps of $32.9 million and net deposits of restricted cash for investment of $1.0 million.

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

        Our financing activities used net cash of $907.3 million for the year ended December 31, 2007 primarily due to net payments on repurchase agreements, including with related parties, of $1,592.3 million, dividends paid of $67.4 million, principal repayments of CDOs and senior mortgage-backed securities of $34.4 million, payments of deferred financing costs of $9.4 million, payments on the settlement of designated derivatives of $10.0 million and the repurchase of common stock of $4.5 million. This was partially offset by the issuance of CDOs of $325.0 million, the issuance of senior mortgage-backed notes to a related party of $101.5 million, proceeds from mortgage notes payable of $219.4 million, proceeds from junior subordinated debentures of $50.0 million, proceeds from borrowings under secured revolving credit facility with a related party of $67.3 million, net receipts from restricted cash of $44.7 million and proceeds from the settlement of derivatives of $4.9 million.

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

        Our source of funds as of December 31, 2007, excluding our March 2005 and August 2006 common stock offerings and our March 2007 trust preferred offering, consisted of net proceeds from repurchase agreements totaling approximately $1,276.1 million with a weighted average current borrowing rate of 5.03% and borrowings under our secured revolving credit facility, which we used to finance the acquisition of securities available for sale and to provide margin with respect to such borrowings, and proceeds from mortgages payable of $219.4 million, which we used to finance a portion of the purchase price for commercial real estate. We expect to continue to borrow funds in the form of repurchase agreements and credit facilities and to the extent we purchase additional commercial real estate, mortgage loans. As of the date of this report, we have established approximately 19 borrowing arrangements with various investment banking firms and other lenders, 11 of which were in use on December 31, 2007. Increases in short-term interest rates or widening of interest rate spreads could negatively affect the valuation of our mortgage-related assets, which could limit our borrowing ability or cause our lenders to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities.

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

        In November 2007, we and Signature Bank amended the terms of our previously unsecured credit facility to convert the facility to a secured revolving credit facility that provided for borrowings of up to $12.0 million in the aggregate. The facility was secured by a real estate loan that we own that has a carrying value of $19.0 million. The credit facility was terminated when the real estate loan that collateralized the borrowing was prepaid in November 2007.

        In August 2007, we entered into a $100.0 million unsecured 364-day credit facility with Brookfield US Corporation, an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100.0 million in the aggregate and expires in May 2009. On March 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth and to eliminate the financial covenants relating to minimum net income (as defined in the facility), a maximum leverage ratio and interest rate sensitivity. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendments were approved by the independent members of our board of directors. As of December 31, 2007, we owed $67.3 million under this facility.

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

        We generally seek to borrow between four and eight times the amount of our equity. At December 31, 2007, our total debt was approximately $2.2 billion, which represented a leverage ratio of approximately 19.9 times the amount of our equity. After giving pro forma effect to the adoption of SFAS 159, which would have, among other things, caused us to decrease the carrying value of our CDO liabilities to their fair value, our leverage ratio at December 31, 2007 would have been approximately 7.5 times our equity.

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

  Off-Balance Sheet Arrangements

        As of December 31, 2007, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special-purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2007, we had one outstanding commitment to fund a real estate construction loan of $1.0 million, and during the year ended December 31, 2007, advances of $0.6 million had been made under that commitment. As of December 31, 2007, we had a $36.2 million equity investment in BREF One, LLC, which is discussed in more detail in Note 7 to our audited consolidated financial statements contained elsewhere herein. As of December 31, 2007, we had unfunded commitments to fund our investment in BREF One totaling $1.5 million.

Contractual Obligations and Commitments

        As of March 15, 2005, we had entered into a management agreement with Hyperion Brookfield Crystal River. Hyperion Brookfield Crystal River is entitled to receive a base management fee, incentive compensation, reimbursement of certain expenses and, in certain circumstances, a termination fee, all as described in the management agreement. In March 2008, we announced that we and our Manager had agreed that our base management fee would be paid in shares of our common stock, instead of cash, during 2008. See "—Related Party Transactions." Such fees and expenses do not have fixed and determinable payments and therefore have not been included in the table below.

        As of December 31, 2007, we had an outstanding commitment to fund a real estate construction loan of $1.0 million. During the year ended December 31, 2007, we made advances totaling $0.6 million under this commitment. See Note 10 to our consolidated financial statements included elsewhere herein. In addition, we had an outstanding capital commitment in connection with our investment in a private equity fund totaling $1.5 million.

        The following table sets forth information about our contractual obligations as of December 31, 2007:

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-Term Debt Obligations
Repurchase obligations	$1,276,121	$1,276,121	$—	$—	$—
Collateralized debt obligations	486,608	50,864	58,066	29,383	348,295
Junior subordinated notes	51,550	—	—	—	51,550
Mortgage payable	219,380	—	40	506	218,834
Senior mortgage-backed notes	99,815	—	—	—	99,815
Secured revolving credit facility, related party	67,319	—	67,319	—	—
Unfunded loan commitments	999	999	—	—	—

Total(1)	$2,201,792	$1,327,984	$125,425	$29,889	$718,494

(1)
We also are subject to interest rate swaps for which we can not estimate future payments due.

        The following table presents certain information regarding our repurchase obligations as of December 31, 2007:

Repurchase Agreement Counterparties	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreement in Days
	(In millions)
Bear, Stearns & Co. Inc.	$53.5	12
Citigroup Global Markets Inc.	7.5	11
Credit Suisse First Boston LLC/Credit Suisse First Boston (Europe) Limited	54.2	39
Deutsche Bank Securities Inc.	7.9	42
Goldman, Sachs & Co	0.7	7
Greenwich Capital Markets, Inc.	4.4	16
Lehman Brothers Inc.	9.3	10
Merrill Lynch, Pierce, Fenner & Smith Incorporated	6.8	17
Morgan Stanley & Co. Incorporated	12.1	14
Wachovia Bank, National Association.	12.9	29

Total	$169.3	24

(1)
Equal to the fair value of collateral, including restricted cash and accrued interest receivable on collateral, minus repurchase agreement liabilities and accrued interest expense.

        The repurchase agreements for our repurchase facilities generally do not include substantive provisions other than those contained in the standard master repurchase agreement as published by the Bond Market Association. As noted below, some of our master repurchase agreements that were in effect as of the date of this report contain negative covenants requiring us to maintain certain levels of net asset value, tangible net worth and available funds and comply with interest coverage ratios, leverage ratios and distribution limitations. Three of our master repurchase agreements, which accounted for approximately $387.6 million of our liabilities as of December 31, 2007, provide that they may be terminated if, among other things, certain material decreases in net asset value occur, we lose our REIT status or our Manager is terminated. Generally, if we violate one of these covenants, the counterparty to the master repurchase agreement has the option to declare an event of default, which would accelerate the repurchase date. If such option is exercised, then all of our obligations would come due, including either purchasing the securities or selling the securities, as the case may be. The counterparty to the master repurchase agreement, if the buyer in such transaction, for example, will be entitled to keep all income paid after the exercise, which will be applied to the aggregate unpaid repurchase price and any other amounts owed by us, and we are required to deliver any purchased securities to the counterparty.

        Our master repurchase agreements with Credit Suisse First Boston, LLC and Credit Suisse First Boston, (Europe) Limited each contain a restrictive covenant that would trigger an event of default if our stockholders' equity declines:

  •
  commencing in 2008, by 60% or more from our stockholders' equity as of the prior December 31, or

  •
  below $100.0 million.

        Our master repurchase agreement with Wachovia Bank, National Association, which expires on March 31, 2008, contains the following restrictive covenants:

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

        Certain of our repurchase agreements and our revolving credit facility contain financial covenants, including maintaining our REIT status and maintaining a specific net asset value or worth. We were in compliance with all our financial covenants as of December 31, 2006. Effective as of December 31, 2007, we and many of our counterparties amended the terms of our secured revolving credit facility and several of our repurchase agreements to reset certain financial covenants that we otherwise would have failed to meet as of December 31, 2007. After giving effect to all such amendments, as of December 31, 2007, with respect to one debt obligation, we failed to meet three financial covenants, one of which related to a sub-limit on borrowings under that facility, and two of which related to our leverage ratio and our tangible net worth. Had we been able to carry our CDO liabilities at their fair value, as we will upon our 2008 adoption of SFAS 159, we would have complied with the leverage ratio and tangible net worth covenants. We obtained a waiver with respect to these financial covenants that were not met. As a result, we were in compliance with or have obtained the necessary waivers with respect to all our financial covenants as of December 31, 2007.

REIT Taxable Income

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

        REIT taxable income is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles GAAP net loss to estimated REIT taxable income for the year ended December 31, 2007:

(In thousands)
GAAP net loss	$(345,878)
Adjustments to GAAP net loss:
Net loss of our Taxable REIT Subsidiary	35,467
Share based compensation	414
Net tax adjustments related to interest income	2,840
Book derivative loss in excess of tax loss	40,691
Capital loss limitation	9,056
Impairment losses not deductible for tax purposes	317,931
Loan loss allowance not deductible for tax purposes	4,500
GAAP/tax difference on rent escalation and lease amortization	(996)
Other	691

Net adjustments to GAAP net loss	410,594

REIT taxable income	$64,716

        The following table reconciles GAAP net income to estimated REIT taxable income for the year ended December 31, 2006:

(In thousands)
GAAP net income	$46,917
Adjustments to GAAP net income:
Deferred income tax expense	900
Share based compensation	187
Net tax adjustments related to interest income	7,061
Book derivative income in excess of tax income	(8,811)
Capital loss limitation	2,128
Impairment losses not deductible for tax purposes	10,389
Book/tax difference for foreign taxable REIT subsidiaries	341
Foreign currency translation adjustment	(504)
Other	41

Net adjustments to GAAP to net income	11,732

REIT taxable income	$58,649

        The following table reconciles GAAP net income to REIT taxable income for the period March 15, 2005 (commencement of operations) to December 31, 2005:

(In thousands)
GAAP net income	$13,948
Adjustments to GAAP net income:
Net tax adjustments related to organizational costs	319
Share based compensation	627
Net tax adjustments related to interest income	2,342
Book derivative loss in excess of tax loss	2,796
Capital loss limitation	2,168
Impairment losses not deductible for tax purposes	5,782
Other	(24)

Net adjustments to GAAP to net income	14,010

REIT taxable income	$27,958

        We believe that the presentation of our REIT taxable income is useful to investors because it demonstrates to investors the minimum amount of distributions we must make in order to maintain our qualification as a REIT and not be obligated to pay federal and state income taxes. However, beyond our intent to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis to maintain our REIT qualification, we do not expect that the amount of distributions we make will necessarily correlate to our REIT taxable income. Rather, we expect to determine the amount of distributions we make based on our cash flow and what we believe to be an appropriate and competitive dividend yield relative to other specialty finance companies and mortgage REITs. REIT taxable income will not necessarily bear any close relation to cash flow. Accordingly, we do not consider REIT taxable income to be a reliable measure of our liquidity although the related distribution requirement can impact our liquidity and capital resources. Moreover, there are limitations associated with REIT taxable income as a measure of our financial performance over any period. As a result, REIT taxable income should not be considered as a substitute for our GAAP net income as a measure of our financial performance.

Impact of Inflation

        Our operating results depend in part on the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities. Changes in the general level of interest rates prevailing in the economy in response to changes in the rate of inflation or otherwise can affect our income by affecting the spread between our interest-earning assets and interest-bearing liabilities, as well as, among other things, the value of our interest-earning assets. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We employ the use of correlated hedging strategies to limit the effects of changes in interest rates on our operations, including engaging in interest rate swaps to minimize our exposure to changes in interest rates. There can be no assurance that we will be able to adequately protect against the foregoing risks or that we will ultimately realize an economic benefit from any hedging contract into which we enter. Our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and or fair market value without considering inflation.

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

        As of December 31, 2007, the primary component of our market risk was interest rate risk, as described below. Although we do not seek to avoid risk completely, we do believe the risk can be quantified from historical experience and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

        Interest Rate Risk—We are subject to interest rate risk in connection with most of our investments and our related debt obligations, which are generally repurchase agreements of limited duration that are periodically refinanced at current market rates. We mitigate this risk through utilization of derivative contracts, primarily interest rate swap agreements. With respect to our commercial real estate investments, we manage interest rate risk through the use of fixed-rate mortgage loans.

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

        On December 31, 2007, we were party to 16 interest rate swap contracts and three interest rate cap contracts. The following table summarizes the expiration dates of these contracts and their notional amounts (in thousands):

Expiration Date	Notional Amount
2008	$296,000
2009	200,000
2011	30,000
2012	40,000
2013	50,413
2015	14,000
2016	45,000
2017	13,000
2018	240,467
2020	109,045
2021	41,388

TOTAL	$1,079,313

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

        Hybrid Adjustable-Rate Agency MBS Interest Rate Cap Risk—We also invest in hybrid adjustable-rate Agency MBS, which are based on mortgages that are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security's interest yield may change during any given period. However, our borrowing costs pursuant to our repurchase agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our hybrid adjustable-rate Agency MBS would effectively be limited by caps. This problem will be magnified to the extent we acquire hybrid adjustable-rate Agency MBS that are not based on mortgages which are fully indexed. In addition, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on our hybrid adjustable-rate Agency MBS than we need in order to pay the interest cost on our related borrowings. These factors could lower our net investment income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

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

        Credit Risk—Our portfolio of commercial real estate loans and securities is subject to a high degree of credit risk. Credit risk is the exposure to loss from debtor defaults. Default rates are subject to a wide variety of factors, including, but not limited to, property performance, property management, supply and demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the Unites States economy and other factors beyond our control.

        All loans are subject to a certain probability of default. We underwrite our CMBS and RMBS investments assuming the underlying loans will suffer a certain dollar amount of defaults and the defaults will lead to some level of realized losses. Loss adjusted yields are computed based on these assumptions and applied to each class of security supported by the cash flow on the underlying loans. The most significant variables affecting loss adjusted yields include, but are not limited to, the number of defaults, the severity of loss that occurs subsequent to a default and the timing of the actual loss. The different rating levels of CMBS will react differently to changes in these assumptions. The lowest rated securities are generally more sensitive to changes in timing of actual losses. The higher rated securities are more sensitive to the severity of losses.

        We generally assume that substantially all of the principal of a non-rated security will not be recoverable over time. The timing and the amount of the loss of principal are the key assumptions to determine the economic yield of these securities. Timing is of paramount importance because we will assume substantial losses of principal on the non-rated securities, therefore the longer the principal balance remains outstanding the more interest the holder receives to support a greater economic return. Alternatively, if principal is lost faster than originally assumed, there is less opportunity to receive interest and a lower return or loss may result.

        If actual principal losses on the underlying loans exceed assumptions, the higher rated securities will be affected more significantly as a loss of principal may not have been assumed. We expect that most if not all principal will be recovered with respect to classes rated B or higher.

        We manage credit risk through the underwriting process, establishing loss assumptions and monitoring of loan performance. Before acquiring an interest in the controlling class security (represented by a majority ownership interest in the most subordinate tranche) in a proposed pool of loans, we perform a rigorous analysis of all of the proposed underlying loans. Information from this review is then used to establish loss assumptions. We assume that a certain portion of the loans will default and calculate an expected or loss adjusted yield based on that assumption. After the securities have been acquired, we monitor the performance of the loans, as well as external factors that may affect their value.

        Factors that indicate a higher loss severity or acceleration of the timing of an expected loss will cause a reduction in the expected yield and therefore reduce our earnings. Furthermore, we may be required to write down a portion of the accreted cost basis of the affected assets through a charge to income.

        We will also invest in commercial real estate loans, primarily mezzanine loans, bridge loans, B-notes, loans to real estate companies, whole mortgage loans, first mortgage participations and net leased real estate. We may also invest in residential mortgages and related securities. These investments will be subject to credit risk. The extent of our credit risk exposure will be dependent on risks associated with commercial and residential real estate. Property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event a borrower's net operating income decreases, the borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses. When we underwrite the origination of a commercial real estate loan, we do not underwrite to an expected loss; when we underwrite the purchase of a commercial real estate loan, we may underwrite to an expected loss based on the price of the loan.

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

        The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive investments, repurchase agreement liabilities, CDO liabilities, senior mortgage-backed notes, mortgages payable, junior subordinated notes and swaps, at December 31, 2007, assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points
	(Dollars in thousands)
Mortgage assets and other securities available for sale(1)
Fair value	$1,867,173	$1,815,246	$1,771,645
Change in fair value	$51,927	—	$(43,601)
Change as a percent of fair value	2.86%	—	(2.40)%
Real estate loans
Fair value	$178,030	$170,402	$163,293
Change in fair value	$7,628	—	$(7,109)
Change as a percent of fair value	4.48%	—	(4.17)%
Other investments(2)
Fair value	$37,175	$37,175	$37,175
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Repurchase agreements(3)
Fair value	$(1,276,121)	$(1,276,121)	$(1,276,121)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
CDO liabilities
Fair value	$(299,034)	$(299,034)	$(299,034)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Senior mortgage-backed notes, related party
Fair value	$(92,271)	$(92,271)	$(92,271)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Mortgages payable
Fair value	$(230,719)	$(217,660)	$(204,600)
Change in fair value	$(13,060)	—	$13,060
Change as a percent of fair value	6.00%	—	(6.00)%
Junior subordinated notes
Fair value	$(34,626)	$(32,068)	$(29,864)
Change in fair value	$(2,558)	—	$2,204
Change as a percent of fair value	7.98%	—	(6.87)%
Secured revolving credit facility, related party
Fair value	$(67,319)	$(67,319)	$(67,319)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Designated and undesignated interest rate swaps and caps
Fair value	$(68,607)	$(24,350)	$15,946
Change in fair value	$(44,257)	—	$40,296
Change as a percent of notional value	(4.52)%	—	4.12%
Credit default swaps (net)
Fair value	$(33,696)	$(32,908)	$(32,164)
Change in fair value	$(788)	—	$744
Change as a percent of notional value	(1.05)%	—	0.99%

(1)
The fair value of all of our available-for-sale investments is included.

(2)
The fair value of our other investments that are sensitive to interest rate changes is included.

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
Credit default swaps (net)
Fair value	$3,463	$3,305	$3,146
Change in fair value	$158	—	$(159)
Change as a percent of notional value	0.14%	—	(0.14)%
Cross currency swaps
Fair value	$890	$1,980	$3,071
Change in fair value	$(1,090)	—	$1,091
Change as a percent of notional value	(1.79)%	—	1.79%

(1)
The fair value of all of our available-for-sale investments is included.

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

        Currency Risk—In August 2007, we sold a commercial real estate loan that was denominated in Canadian dollars and in September 2007, we sold an investment that was denominated in British pounds. The corresponding repo debt and foreign currency swaps related to these investments were also terminated. As a result of these sales, we no longer had any foreign currency exposure as of December 31, 2007. However, from time to time, we may make other investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk.

        Changes in currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. We attempt to mitigate this impact by utilizing currency swaps on our foreign currency-denominated investments or foreign currency forward commitments to hedge the net exposure.

Related Party Transactions

        We have entered into a management agreement, as amended (the "Agreement"), with our Manager. The initial term of the Agreement expires in December 2008. After the initial term, the Agreement will be automatically renewed for a one-year term each anniversary date thereafter unless we or our Manager terminate the Agreement. The Agreement provides that our Manager will provide us with investment management services and certain administrative services and will perform our day-to-day operations. The monthly base management fee for such services is equal to 1.5% of one-twelfth of our equity, as defined in the Agreement, payable in arrears. In March 2008, we and our Manager agreed that during 2008, we would the base management fee in shares of our common stock, rather than in cash.

        In addition, under the Agreement, our Manager earns a quarterly incentive fee equal to 25% of the amount by which the quarterly net income per share, as defined in the Agreement (which principally excludes the effect of stock compensation and the unrealized change in derivatives), exceeds an amount equal to the product of the weighted average of the price per share of the common stock we issued in our March 2005 private offering and in our IPO and the price per share of common stock in any subsequent offerings by us, multiplied by the higher of (i) 2.4375% or (ii) 25% of the then applicable 10 year Treasury note rate plus 0.50%, multiplied by the then weighted average number of outstanding shares for the quarter. The incentive fee is paid quarterly. The Agreement provides that 10% of the incentive management fee is to be paid in shares of our common stock (providing that such payment does not result in our Manager owning directly or indirectly more than 9.8% of our issued and outstanding common stock) and the balance is to be paid in cash. Our Manager may, at its sole discretion, elect to receive a greater percentage of its incentive management fee in shares of our common stock. The incentive management fees included in our consolidated statements of operations that were incurred during the years ended December 31, 2007 and 2006 and during the period March 15, 2005 (commencement of operations) to December 31, 2005 were $0.1 million, $0.1 million and $0 million, respectively.

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

        We issued to our Manager 84,000 shares of our restricted common stock and granted options to purchase 126,000 shares of our common stock for a 10 year period at a price of $25 per share in March 2005. We issued to one of our executive officers 30,000 shares of restricted common stock in March 2006. 10,000 of such shares vested on March 15, 2007 and the remaining 20,000 shares were forfeited in April 2007 when the executive officer to whom such shares were issued resigned from his position with us. We issued to one of our directors 2,000 shares of restricted stock in November 2006 and 2,000 shares of restricted stock in May 2007, both of which vest on the first anniversary of the date of issuance. For the years ended December 31, 2007 and 2006 and the period March 15, 2005 (commencement of operations) to December 31, 2005, the base management expense was $5.8 million, $6.8 million and $4.8 million, respectively. Included in the management fee expense for the years ended December 31, 2007 and 2006 and the period March 15, 2005 (commencement of operations) to December 31, 2005 was $0.6 million, $1.0 million and $0.6 million, respectively, of amortization of stock-based compensation related to restricted stock and options granted.

        The Agreement provides that we are required to reimburse our Manager for certain expenses incurred by our Manager on our behalf provided that such costs and reimbursements are no greater than that which would be paid to outside professionals or consultants on an arm's length basis. For the years ended December 31, 2007 and 2006 and the period March 15, 2005 (commencement of operations) to December 31, 2005, we were not charged any reimbursable costs by our Manager.

        In January 2007, we purchased a $28.5 million investment in BREF One, LLC (the "Fund"), a real estate finance fund sponsored by Brookfield Asset Management Inc. ("Brookfield"), the indirect parent of our Manager, and managed by a Brookfield subsidiary, and incurred a $10.4 million unfunded capital commitment to the Fund. The acquisition was made from two subsidiaries of Brookfield. As of December 31, 2007, the unfunded commitment totaled $1.5 million. In addition, income from the equity investment in the Fund for the year ended December 31, 2007 was $2.6 million.

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

        In April 2007, we issued $115.0 million of senior mortgage-backed notes through a newly-formed subsidiary, CRZ ABCP Financing LLC. We retained $9.3 million of senior subordinated mortgage-backed notes and $4.3 million of subordinated mortgage-backed notes. CRZ ABCP Financing LLC holds assets, consisting of commercial whole mortgage loans, which serve as collateral for the mortgage-backed notes. Senior mortgage-backed notes in the aggregate principal amount of $101.5 million were issued to an affiliate of our Manager with floating coupons with an interest rate of three-month LIBOR plus 0.35%. Interest on the senior mortgage-backed notes is payable monthly. The senior mortgage-backed notes mature in April 2017 and the outstanding principal is due at maturity. Early repayments of the underlying mortgage loans require repayment of a portion of the senior mortgage-backed notes. The senior mortgage-backed notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the senior mortgage-backed notes issued were used to repay outstanding debt under our repurchase agreements. As of December 31, 2007, the mortgage-backed notes were collateralized by real estate loans with a carrying value of $114.6 million.

        In August 2007, we entered into a $100.0 million unsecured 364-day credit facility with Brookfield US Corporation, an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100.0 million in the aggregate and expires in May 2009. On March 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth and to eliminate the financial covenants relating to minimum net income (as defined in the facility), a maximum leverage ratio and interest rate sensitivity. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendments were approved by the independent members of our board of directors. The credit agreement contains customary representations, warranties and covenants, including covenants limiting dividends, liens, mergers, asset sales and other fundamental changes. In addition, the credit agreement contains additional covenants, which include maintaining a certain minimum net worth. As of December 31, 2007, we owed $67.3 million under this facility.

        In August 2007, we sold one whole loan to an affiliate of our Manager at its carrying value plus accrued interest receivable, for total proceeds of $45.4 million.

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

        We and our Manager have entered into sub-advisory agreements with other affiliated entities and the fees payable under such agreements will be paid from any management fees earned by our Manager. In addition, certain of these affiliated sub-advisory entities introduced investments to us for purchase that we acquired for a total of $289.0 million and $21.4 million during the years ended December 31, 2007 and 2006, respectively. The purchase price of three commercial real estate properties that we purchased from an affiliate of our Manager, at a total cost of approximately $260.5 million, were determined as part of a competitive bid process, and the purchase price of our investment in a private equity fund managed by an affiliate of our Manager, at a total initial cost of approximately $28.5 million, was acquired at its book value assuming hypothetical liquidation. All such acquisitions were approved in advance by the independent members of our board of directors.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        See the discussion of quantitative and qualitative disclosures about market risk in the "Quantitative and Qualitative Disclosures About Market Risk" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 above.

Item 8.    Financial Statements and Supplementary Data.

        The financial statements required by this item and the reports of the independent accountants thereon appear on pages F-2 to F-63. See accompanying Index to the Consolidated Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 19 to the consolidated financial statements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

Management's Annual Report on Internal Control over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission

(COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2007.

Attestation Report of Registered Public Accounting Firm

        Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting. Ernst & Young's report appears on page F-3 of this Form 10-K.

Changes in Internal Controls

        There have been no significant changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        On March 7, 2008, we and Brookfield US Corporation amended the terms of our Amended and Restated Revolving Credit Agreement. See the sixteenth paragraph under "Liquidity and Capital Resources" in Item 7 for information concerning the amendment.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by Items 401, 405 and 406 and paragraphs (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 29, 2008 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 11.    Executive Compensation.

        The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 29, 2008 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Items 201(d) and 403 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 29, 2008 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 29, 2008 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 29, 2008 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements
See the accompanying Index to Financial Statement Schedules on page F-1.
(a)(2)	Consolidated Financial Statement Schedules
See the accompanying Index to Financial Statement Schedules on page F-1.
(a)(3)	Exhibits
The information below under the heading "Exhibit Index" is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYSTAL RIVER CAPITAL, INC.

March 13, 2008	/s/ CLIFFORD E. LAI
Date	Clifford E. Lai
President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 13, 2008	/s/ BRUCE K. ROBERTSON
Date	Bruce K. Robertson
Chairman of the Board of Directors

March 13, 2008	/s/ CLIFFORD E. LAI
Date	Clifford E. Lai
President, Chief Executive Officer and Director
(Principal Executive Officer)

March 13, 2008	/s/ CRAIG J. LAURIE
Date	Craig J. Laurie
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

March 13, 2008	/s/ RODMAN L. DRAKE
Date	Rodman L. Drake, Director

March 13, 2008	/s/ JANET GRAHAM
Date	Janet Graham, Director

March 13, 2008	/s/ HARALD HANSEN
Date	Harald Hansen, Director

March 13, 2008	/s/ WILLIAM F. PAULSEN
Date	William F. Paulsen, Director

March 13, 2008	/s/ LOUIS P. SALVATORE
Date	Louis P. Salvatore, Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Crystal River Capital, Inc. (filed as Exhibit 3.1 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-130256) filed on March 1, 2006 and incorporated herein by reference).
3.2
Amended and Restated Bylaws of Crystal River Capital, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-32958) filed on May 14, 2007 and incorporated herein by reference).
4.1
Form of Certificate of Common Stock for Crystal River Capital, Inc. (filed as Exhibit 4.1 to the Company's Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-130256) filed on July 13, 2006 and incorporated herein by reference).
10.1(a)
Amended and Restated Management Agreement, dated as of July 11, 2006, between Crystal River Capital, Inc. and Hyperion Brookfield Crystal River Capital Advisors, LLC (filed as Exhibit 10.1(a) to the Company's Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-130256) filed on July 13, 2006 and incorporated herein by reference).
10.1(b)
Sub-Advisory Agreement, dated as of July 10, 2006, among Crystal River Capital, Inc., Hyperion Brookfield Crystal River Capital Advisors, LLC and Brookfield Crystal River Capital L.P. (filed as Exhibit 10.1(b) to the Company's Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-130256) filed on July 13, 2006 and incorporated herein by reference).
10.1(c)
Sub-Advisory Agreement, dated as of March 15, 2005, among Crystal River Capital, Inc., Hyperion Crystal River Capital Advisors, LLC and Ranieri & Co., Inc. (filed as Exhibit 10.1(c) to the Company's Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-130256) filed on July 13, 2006 and incorporated herein by reference).
10.2
Registration Rights Agreement, dated as of March 15, 2005, between Crystal River Capital, Inc. and Deutsche Bank Securities Inc. and Wachovia Capital Markets, LLC (filed as Exhibit 10.2 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-130256) filed on March 1, 2006 and incorporated herein by reference).
10.3(a)†
River Capital, Inc. 2005 Long Term Incentive Plan, as amended (filed as Exhibit 10.3(a) to the Company's Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-130256) filed on July 13, 2006 and incorporated herein by reference).
10.3(b)†
Form of Restricted Stock Award Agreement (filed as Exhibit 10.3(b) to the Company's Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-130256) filed on July 13, 2006 and incorporated herein by reference).
10.3(c)†
Form of Stock Option Agreement (filed as Exhibit 10.3(c) to the Company's Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-130256) filed on July 13, 2006 and incorporated herein by reference).
10.3(d)†
Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.3(d) to the Company's Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-130256) filed on July 13, 2006 and incorporated herein by reference).

10.3(e)†
Compensation arrangements with directors (incorporated herein by reference to the information under the caption "EXECUTIVE AND DIRECTOR COMPENSATON—Compensation of Directors" in the Company's Definitive Schedule 14A filed on April 30, 2007).
10.4(a)
Amended and Restated Revolving Credit Agreement between Brascan (US) Corporation, as Lender, and Crystal River Capital, Inc., as Borrower, dated as of November 8, 2007 (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K (File No. 001-32958) filed on November 14, 2007 and incorporated herein by reference).
10.4(b)*
Amendment No. 1 to Amended and Restated Revolving Credit Agreement between Brookfield US Corporation (f/k/a Brascan (US) Corporation), as Lender, and Crystal River Capital, Inc., as Borrower, dated as of March 7, 2008.
11.1
Statements regarding Computation of Earnings per Share (Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 15 to the consolidated financial statements contained in this report).
21.1*	Subsidiaries of Crystal River Capital, Inc.
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification of Clifford E. Lai, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Craig J. Laurie, Treasurer and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Clifford E. Lai, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Craig J. Laurie, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†
Represents a management contract or compensatory plan or arrangement.

*
Filed herewith.

Index to Consolidated Financial Statements and Schedules

Management's Responsibility for Financial Statements	F-2
Reports of Independent Registered Public Accounting Firm	F-3
Audited Financial Statements
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-5
Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 and for the period March 15, 2005 (commencement of operations) to December 31, 2005	F-6
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2007 and 2006 and for the period March 15, 2005 (commencement of operations) to December 31, 2005	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006 and for the period March 15, 2005 (commencement of operations) to December 31, 2005	F-8
Notes to Consolidated Financial Statements	F-10
Schedule II—Valuation and Qualifying Accounts and Reserves	S-1
Schedule III—Real Estate and Accumulated Depreciation	S-2
Schedule IV—Mortgage Loans on Real Estate	S-4

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

        Crystal River Capital, Inc.'s management is responsible for the integrity and objectivity of all financial information included in this Annual Report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements include amounts that are based on the best estimates and judgments of management. All financial information in this Annual Report on Form 10-K is consistent with that in the consolidated financial statements.

        Ernst & Young LLP, an independent registered public accounting firm, has audited these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and has expressed herein its unqualified opinion on those financial statements.

        The Audit Committee of the Board of Directors, which oversees Crystal River Capital, Inc.'s financial reporting process on behalf of the Board of Directors, is composed entirely of independent directors (as defined by the New York Stock Exchange). The Audit Committee meets periodically with management, the independent accountants, and the internal auditors to review matters relating to the Company's financial statements and financial reporting process, annual financial statement audit, engagement of independent accountants, internal audit function, system of internal controls, and legal compliance and ethics programs as established by Crystal River Capital, Inc.'s management and the Board of Directors. The internal auditors and the independent accountants periodically meet alone with the Audit Committee and have access to the Audit Committee at any time.

Dated: March 13, 2008

Clifford E. Lai President and Chief Executive Officer	Craig J. Laurie Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

The Board of Directors and Shareholders of Crystal River Capital, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Crystal River Capital, Inc. and Subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2007 and for the period March 15, 2005 (commencement of operations) to December 31, 2005. Our audits also included the financial statement schedules listed in the Index as Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 and for the period March 15, 2005 (commencement of operations) to December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

New York, New York
March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

The Board of Directors and Shareholders of Crystal River Capital, Inc. and Subsidiaries

        We have audited Crystal River Capital, Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting, under Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2007 and for the period March 15, 2005 (commencement of operations) to December 31, 2005 and our report dated March 12, 2008 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

New York, New York
March 12, 2008

Crystal River Capital, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2007	2006
ASSETS:
Available for sale securities, at fair value
Commercial MBS	$399,410	$472,572
Agency MBS	1,246,682	2,532,101
Non-Agency Residential MBS	168,422	287,243
ABS	—	46,132
Preferred stock	732	4,560
Real estate loans, net	170,780	237,670
Commercial real estate, net	234,763	—
Other investments	37,761	20,133
Intangible assets	81,174	—
Cash and cash equivalents	27,521	39,023
Restricted cash	68,706	79,483
Receivables:
Principal paydown	914	5,940
Interest	11,808	19,380
Interest purchased	—	875
Swap receivable	—	1,948
Other receivables	18,915	—
Prepaid expenses and other assets	540	1,791
Deferred financing costs, net	10,750	4,929
Derivative assets	560	20,865

Total Assets	$2,479,438	$3,774,645

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Accounts payable, accrued expenses and cash collateral payable	$1,817	$11,486
Due to Manager	678	2,040
Due to broker	—	94,881
Dividends payable	16,828	16,514
Intangible liabilities	77,745	—
Repurchase agreements	1,276,121	2,723,643
Repurchase agreement, related party	—	144,806
Collateralized debt obligations ("CDOs")	486,608	194,396
Junior subordinated notes	51,550	—
Mortgages payable	219,380	—
Senior mortgage-backed notes, related party	99,815	—
Secured revolving credit facility, related party	67,319	—
Interest payable	9,256	19,417
Derivative liabilities	61,729	11,148

Total Liabilities	2,368,846	3,218,331

Commitments and Contingencies
Stockholders' Equity:
Preferred Stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized, 24,704,945 and 25,021,800 shares issued and outstanding at December 31, 2007 and 2006, respectively	25	25
Additional paid-in capital	562,930	566,285
Accumulated other comprehensive income (loss)	(15,481)	13,212
Declared dividends in excess of operations	(436,882)	(23,208)

Total Stockholders' Equity	110,592	556,314

Total Liabilities and Stockholders' Equity	$2,479,438	$3,774,645

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31, 2007	Year Ended December 31, 2006	March 15, 2005 (commencement of operations) to December 31, 2005
Revenues:
Interest and dividend income:
Interest income—available for sale securities	$194,130	$181,728	$74,778
Interest income—real estate loans	17,080	11,860	3,556
Other interest and dividend income	8,709	7,636	1,267

Total interest and dividend income	219,919	201,224	79,601
Rental income, net	16,210	—	—

Total revenues	236,129	201,224	79,601

Expenses:
Interest expense	156,797	139,601	48,425
Management fees, related party	6,378	7,854	5,448
Professional fees	3,904	2,722	2,205
Depreciation and amortization	8,948	—	—
Incentive fees	124	68	—
Insurance expense	936	413	250
Directors' fees	695	436	141
Public company expenses	522	210	—
Commercial real estate expenses	1,011	—	—
Provision for loan loss	4,500	—	—
Start up costs	—	—	349
Miscellaneous expenses	523	373	43

Total expenses	184,338	151,677	56,861

Income before other revenues (expenses)	51,791	49,547	22,740
Other revenues (expenses):
Realized net loss on sale of securities available for sale, real estate loans and other investments	(1,698)	(2,128)	(521)
Realized and unrealized gain (loss) on derivatives	(84,951)	10,347	(2,497)
Impairment of available for sale securities	(317,931)	(10,389)	(5,782)
Foreign currency exchange gain	4,292	580	—
Income from equity investments	2,610	—	—
Other	9	(1,040)	8

Total other expenses	(397,669)	(2,630)	(8,792)

Net income (loss)	$(345,878)	$46,917	$13,948

Per share information:
Net income (loss) per share of common stock
Basic	$(13.86)	$2.27	$0.80

Diluted	$(13.86)	$2.27	$0.80

Dividends declared per share of common stock	$2.72	$2.71	$1.55

Weighted average shares of common stock outstanding
Basic	24,962,708	20,646,637	17,487,500

Diluted	24,962,708	20,646,637	17,487,500

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2007 and 2006 and

the Period March 15, 2005 (commencement of operations)

to December 31, 2005
(in thousands, except share data)

	Common Stock
				Accumulated Other Comprehensive Income (Loss)	Declared Dividends in Excess of Operations
	Shares	Par Value	Additional Paid-In Capital			Total	Comprehensive Income (Loss)
Balance at March 15, 2005 (commencement)		$—	$—	$—	$—	$—
Net income					13,948	13,948	$13,948
Net unrealized holdings loss on securities available for sale				(23,447)		(23,447)	(23,447)
Unrealized gain on cash flow hedges				10,632		10,632	10,632
Realized gain on cash flow hedges				1,073		1,073	1,073

Comprehensive income							$2,206

Dividends declared on common stock					(27,105)	(27,105)
Proceeds of issuance of common stock, net of offering costs	17,400,000	17	405,596			405,613
Issuance of stock based compensation:
Manager	84,000
Board of directors	3,500		88			88
Amortization of stock based compensation	—		627			627

Balance at December 31, 2005	17,487,500	$17	$406,311	$(11,742)	$(13,157)	$381,429
Net income					46,917	46,917	$46,917
Net unrealized holdings gain on securities available for sale				27,008		27,008	27,008
Net unrealized loss on cash flow hedges				(3,463)		(3,463)	(3,463)
Net realized gain on cash flow hedges				1,719		1,719	1,719
Amortization of realized cash flow hedge gain				(310)		(310)	(310)

Comprehensive income							$71,871

Dividends declared on common stock					(56,968)	(56,968)
Proceeds of issuance of common stock, net of offering costs	7,500,000	8	158,591			158,599
Issuance of stock based compensation:
Manager and manager's employees, net of forfeitures	30,300					—
Board of directors	4,000					—
Amortization of stock based compensation			1,383			1,383

Balance at December 31, 2006	25,021,800	$25	$566,285	$13,212	$(23,208)	$556,314
Net loss					(345,878)	(345,878)	$(345,878)
Net unrealized holdings gain on securities available for sale				6,176		6,176	6,176
Unrealized loss on cash flow hedges				(29,499)		(29,499)	(29,499)
Deferred loss on settled cash flow hedges				(3,143)		(3,143)	(3,143)
Amortization of net realized gains on cash flow hedges				(2,227)		(2,227)	(2,227)

Comprehensive loss							$(374,571)

Dividends declared on common stock					(67,796)	(67,796)
Dividends on deferred stock units			66			66
Offering costs			(50)			(50)
Stock repurchases	(299,300)		(4,523)			(4,523)
Issuance (forfeiture) of stock based compensation:						—
Forfeiture of restricted stock	(20,000)					—
Issuance of restricted stock	2,000					—
Issuance of common stock to manager	445		12			12
Amortization of stock based compensation			1,140			1,140

Balance at December 31, 2007	24,704,945	$25	$562,930	$(15,481)	$(436,882)	$110,592

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2007	Year Ended December 31, 2006	March 15, 2005 (commencement of operations) to December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(345,878)	$46,917	$13,948
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of stock based compensation	1,140	1,347	627
Accretion of net discount on available for sale securities and real estate loans	(19,426)	(9,866)	(3,816)
Realized net loss (gain) on sale of available for sale securities	1,545	2,128	(4)
Realized loss on sale of real estate loans and other investments	140	—	525
Impairment of available for sale securities	317,931	10,389	5,782
Loan loss allowance	4,500	—	—
Accretion of interest on real estate loans and other investments	(2,475)	(1,164)	—
Amortization of net realized cash flow hedge gain	(2,227)	(310)	—
Realized loss on derivatives	46,211	541	—
Unrealized (gain) loss on derivatives	42,552	(8,226)	2,576
Amortization of deferred financing costs	3,411	2,015	314
Write-off of deferred financing costs	127	—	—
Income from equity investment	(2,610)	—	—
Change in deferred income tax	(900)	900	—
Gain on foreign currency exchange	(4,330)	(513)	—
Depreciation and amortization	8,948	—	—
Amortization of intangible liabilities	(4,057)	—	—
Incentive fee paid in stock	12	7	—
Amortization of underwriting costs on available for sale securities and loans	170	111	44
Write-off of costs on available for sale securities and real estate loans	—	97	—
Other	859	—	—
Changes in operating assets and liabilities:
Payments on settlement of derivatives	(1,902)	(850)	—
Interest receivable	7,003	(7,289)	(12,091)
Swap receivable	—	(1,948)	—
Interest receivable, derivative	898	(1,072)	—
Proceeds from settlement of derivatives	1,146	—	—
Other receivables	(2,604)	—	—
Prepaid expenses and other assets	(125)	(1,449)	(961)
Return on capital from equity investments	2,610	—	—
Accounts payable and accrued liabilities	(2,195)	3,212	4,173
Due to Manager	(1,362)	1,554	486
Interest payable	(10,161)	6,522	12,895
Interest payable, derivative	(3,851)	2,178	5,759

Net cash provided by operating activities	35,100	45,231	30,257

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(893,057)	(1,972,635)	(2,772,900)
Acquisition of and contributions to interest in other investments	(42,095)	(19,509)	—
Acquisition of commercial real estate and rent enhancement receivables	(261,204)	—	—
Return of capital from equity investment	5,884	—	—
Interest purchased	—	69	(612)
Underwriting costs on available for sale securities and real estate loans	(230)	(744)	(991)
Principal paydown on available for sale securities and real estate loans	398,451	536,069	297,155
Proceeds from the sale of available for sale securities	1,643,130	660,410	374
Proceeds from the sale and repayment of real estate loans and other investments	115,211	48,139	32,151
Proceeds from rent enhancement	1,778	—	—
Proceeds received from acquisition of credit default swaps	5,328	—	—
Proceeds paid from acquisition of credit default swaps	(459)	—	—

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(in thousands)

Cash received to terminate swaps	6,471	—	—
Cash paid to terminate swaps	(54,429)	—	—
Net deposits into restricted cash for investment	(1,000)	—	—
Net deposits into restricted cash for credit default swaps	(32,908)	—	—
Funding of real estate loans	(30,211)	(144,547)	(174,881)

Net cash provided by (used in) investing activities	860,660	(892,748)	(2,619,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	—	159,219	405,613
Proceeds from issuance of junior subordinated notes held by trust that issued trust preferred securities	50,000	—	—
Proceeds from the settlement of derivatives	4,932	—	1,090
Payment on settlement of derivatives	(9,969)	(471)	—
Net change in cash collateral payable	(1,960)	1,960	—
Issuance of collateralized debt obligations	324,956	—	227,500
Proceeds from mortgages payable	219,380	—	—
Proceeds from senior mortgage-backed notes, related party	101,500	—	—
Principal repayments on collateralized debt obligations	(32,744)	(33,104)	—
Principal repayments on senior mortgage-backed notes, related party	(1,685)	—	—
Net receipts from (deposits into) restricted cash	44,685	(60,984)	(18,499)
Payment of deferred financing costs	(9,359)	(282)	(6,976)
Dividends paid	(67,416)	(40,423)	(27,105)
Proceeds from (repayment of) note payable, related party	—	(35,000)	35,000
Repurchase of common stock	(4,523)	—	—
Net (payments on) proceeds from repurchase agreements	(1,447,522)	745,785	1,977,858
Net (payments on) proceeds from repurchase agreements, related party	(144,806)	128,377	16,429
Net proceeds from term revolver, related party	67,319	—	—
Payment of offering costs	(50)	—	—

Net cash provided by (used in) financing activities	(907,262)	865,077	2,610,910

Net increase (decrease) in cash and cash equivalents	(11,502)	17,560	21,463
Cash and cash equivalents at beginning of period	39,023	21,463	—

Cash and cash equivalents at end of period	$27,521	$39,023	$21,463

Supplemental disclosure of cash flows:
Cash paid during the period for interest	$167,784	$128,889	$32,024
Cash paid during the period for income taxes	292	—	—
Supplemental disclosure of noncash investing and financing activities:
Delayed funding of real estate loan	—	—	4,339
Dividends declared, not yet paid	16,828	16,514	—
Principal paydown receivable	914	5,940	11,773
Purchase of securities available for sale not yet settled	—	94,881	—
Sale of securities available for sale not yet settled	—	—	—
Prepaid securities offering costs from prior year	—	619	—
Interest payable on interest rate swap	—	1,238	—
Equity investment in trust	1,550	—	—
Capitalization of interest on other investments	1,112	—	—

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

(dollars in thousands, except per share data)

1. ORGANIZATION

        References herein to "we," "us" or "our" refer to Crystal River Capital, Inc. and its subsidiaries unless the context specifically requires otherwise.

        We are a Maryland corporation that was formed in January 2005 for the purpose of acquiring and originating a diversified portfolio of commercial and residential real estate assets and structured finance investments. We commenced operations on March 15, 2005, when we completed an offering of 17,400,000 shares of common stock (the "Private Offering"), and we completed our initial public offering of 7,500,000 shares of common stock (the "Public Offering") on August 2, 2006, as more fully explained in Note 16. We are externally managed and are advised by Hyperion Brookfield Crystal River Capital Advisors, LLC (the "Manager") as more fully explained in Note 14.

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

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires us to make a significant number of estimates in the preparation of the financial statements. These estimates include determining the fair market value of certain investments and derivative liabilities, amount and timing of credit losses, prepayment assumptions, allocation of purchase price to tangible and intangible assets or property acquisitions, and other items that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., market values change due to changes in supply and demand, credit performance, prepayments, interest rates, or other reasons; yields change due to changes in credit outlook and loan prepayments) will occur in the near future. Our estimates are inherently subjective in nature and actual results could differ from our estimates and differences may be material.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Cash and Cash Equivalents

        We classify highly liquid investments with original maturities of 90 days or less from the date of purchase as cash equivalents. Cash and cash equivalents may include cash and short term investments. Short term investments are stated at cost, which approximates their fair value, and may consist of investments in money market accounts.

  Restricted Cash

        Restricted cash consists primarily of funds held on deposit with brokers to serve as collateral for repurchase agreements, certain interest rate swap and credit default swap agreements and funds held by the trustee for CDO II (See Note 9).

  Securities

        We invest in U.S. Agency mortgage-backed securities ("Agency MBS"), Non-Agency residential mortgage-backed securities ("Non-Agency RMBS"), commercial mortgage-backed securities ("CMBS") and other real estate debt and equity instruments. We account for our available for sale securities (Agency MBS, CMBS, RMBS, asset-backed securities ("ABS") and other real estate and equity instruments), which we refer to as our AFS investments, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). We classify our securities as available for sale because we may dispose of them prior to maturity in response to changes in the market, liquidity needs or other events, even though we do not hold the securities for the purpose of selling them in the near future.

        All investments classified as available for sale are reported at fair value, based on quoted market prices provided by independent pricing sources, when available, or from quotes provided by dealers who make markets in certain securities, or from our management's estimates in cases where the investments are illiquid. In making these estimates, our management utilizes pricing information obtained from dealers who make markets in these securities. However, under certain circumstances we may adjust these values based on our knowledge of the securities and the underlying collateral. Our management also uses a discounted cash flow model, which utilizes prepayment and loss assumptions based upon historical experience, economic factors and the characteristics of the underlying cash flow to substantiate the fair value of the securities. The assumed discount rate is based upon the yield of comparable securities. The determination of future cash flows and the appropriate discount rates are inherently subjective and, as a result, actual results may vary from our management's estimates.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Real estate loans are evaluated for possible impairment on a periodic basis in accordance with SFAS No. 114, Accounting by Creditors For Impairment of a Loan—an Amendment of FASB Statement No. 5 and 15 ("SFAS 114"). Impairment occurs when we determine it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Upon determination of impairment, we establish a reserve for loan losses and recognize a corresponding charge to the statement of operations through a provision for loan losses. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan and the value of the real estate, partnership interest or other collateral that secures the loan, current economic conditions, the potential for natural disasters, loan portfolio composition, delinquency trends, credit losses to date on underlying loans and remaining credit protection. If the credit performance of our real estate loans is different than expected, we adjust the allowance for loan losses to a level deemed appropriate by management to provide for estimated losses inherent in the real estate loan portfolio. Once a loan is 90 days or more delinquent, or a borrower declares bankruptcy, we adjust the value of our accrued interest receivable to what we believe to be collectible and stop accruing interest on that loan.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Properties are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. For commercial properties, an impairment loss is recognized when a property's carrying value exceeds its undiscounted future net cash flow. The impairment is measured as the amount by which the carrying value exceeds the estimated fair value. Projections of future cash flow take into account the specific business plan for each property and management's best estimate of the most probable set of economic conditions anticipated to prevail in the market. We recorded no impairment losses on our commercial real estate investments during the year ended December 31, 2007.

  Accounting For Derivative Financial Instruments and Hedging Activities

        We account for our derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 133 and SFAS 149 require us to recognize all derivative instruments at their fair value as either assets or liabilities on our balance sheet. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether we have designated it, and whether it qualifies, as part of a hedging relationship and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. We have no fair value hedges or hedges of a net investment in foreign operations as of December 31, 2007 or 2006.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  Dividends to Stockholders

        We record dividends to stockholders on the declaration date. The actual dividend and its timing are at the discretion of our board of directors. During the year ended December 31, 2007, we declared dividends in the amount of $67,796, or $2.72 per share, of which $16,799 was distributed on January 28, 2008 to our stockholders of record as of December 31, 2007, and of which $29 related to dividends on deferred stock units. Of the $2.72 per share dividend declared in 2007, $2.59 represented distributions of taxable earnings and profits and $0.13 represented a return of capital. During the year ended December 31, 2006, we declared dividends in the amount of $56,968, or $2.71 per share, of which $16,514 was distributed on January 26, 2007 to our stockholders of record as of December 29, 2006, and of which $34 related to dividends on deferred stock units. All of our dividends declared in 2006 represented distributions of taxable earnings and profits. For the period March 15, 2005 (commencement of operations) to December 31, 2005, we declared and paid dividends in the amount of $27,105, or $1.55 per share. All of our dividends declared in 2005 represented distributions of taxable earnings and profits.

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

  Trust Preferred Securities

        Trusts that we form for the sole purpose of issuing trust preferred securities are not consolidated in our financial statements in accordance with Financial Interpretation No. 46R ("FIN 46R") as we have determined that we are not the primary beneficiary of such trusts. Our investment in the common securities of such trusts is included in other investments in our consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Revenue Recognition

        Interest income for our available for sale securities and real estate loans is recognized over the life of the investment using the effective interest method and recorded on the accrual basis. Interest income on mortgage-backed securities ("MBS") is recognized using the effective interest method as required by EITF 99-20. Real estate loans generally are originated or purchased at or near par value, and interest income is recognized based on the contractual terms of the loan instruments. Any loan fees or acquisition costs on originated loans or securities are capitalized and recognized as a component of interest income over the life of the investment utilizing the straight-line method, which approximates the effective interest method. Interest income during the years ended December 31, 2007 and 2006 included prepayment fees received of $278 and $1,633, respectively, from real estate loans.

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

        We record security transactions, other than repurchases of our own stock, on the trade date. Realized gains and losses from security transactions are determined based upon the specific identification method and recorded as gain (loss) on sale of available for sale securities in the statements of operations.

        We account for accretion of discounts or premiums on available for sale securities and real estate loans using the effective interest yield method. Such amounts have been included as a component of interest income in the statements of operations.

        We may sell all or a portion of our real estate investments to a third party. To the extent the fair value received for an investment differs from the amortized cost of that investment and control of the asset that is sold is surrendered making it a "true sale," as defined under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125 ("SFAS 140"), a gain or loss on the sale will be recorded in the statements of operations as realized net gain (loss) on sale of real estate investment. To the extent a real estate investment is sold that has any fees that were capitalized at the time the investment was made and were being recognized over the term of the investment, the unamortized fees are recognized at the time of sale and included in any gain or loss on sale of real estate investments.

        We have retained substantially all of the risks and benefits of ownership of our rental properties and therefore we account for leases with our tenants as operating leases. The total amount of

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Expense reimbursement income arising from tenant leases that provide for the recovery of all or a portion of the operating expenses and real estate expenses of the respective property is accrued in the same period as the related expenses are incurred. These recoverable expenses are included in expenses as commercial real estate expenses.

        Income arising from the operation of our parking garages is recognized when the parking spaces are occupied. Expenses related to the operation of the parking garage are included in expenses as commercial real estate expenses.

        Dividend income on preferred stock is recorded on the dividend declaration date.

Interest in Equity Investment

        We account for our investment in BREF One, LLC, a real estate finance fund, under the equity method of accounting since we own more than a minor interest in the fund, but do not unilaterally control the fund and are not considered to be the primary beneficiary under FIN 46R. The investment was recorded initially at cost, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions to reflect the investment at its book value assuming hypothetical liquidation.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The differences between GAAP net income and taxable income are generally attributable to differing treatment, including timing related thereto, of unrealized/realized gains and losses associated with certain assets, the bases, income, impairment, and/or credit loss recognition related to certain assets, primarily CMBS, accounting for derivative instruments, accounting for lease income on net leased real estate assets, and amortization or various costs. The distinction between GAAP net income and taxable income is important to our stockholders because dividends or distributions, if any, are declared and paid on the basis of annual estimates of taxable income or loss, We do not pay Federal income taxes on income that we distribute on a current basis, provided that we satisfy the requirements for qualification as a REIT under the Internal Revenue Code. We calculate our taxable income or loss as if we were a regular domestic corporation. This taxable income or loss level determines the amount of dividends, if any, that we are required to distribute over time to reduce or eliminate our tax liability pursuant to REIT requirements.

        Income on CMBS investments is computed for GAAP purposes based upon a yield, which assumes credit losses will occur (See "Revenue Recognition" for further discussion). The yield to compute our taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. Furthermore, due diligence expense incurred related to the acquisition of CMBS and loan investments not originated are required to be expensed as incurred for GAAP purposes but are included as a component of the cost basis of the asset and amortized for tax purposes. In addition, straight line rental income recognized for GAAP purposes is not recognized for tax purposes as taxable income is generally based on contractual rental income.

        We have a wholly-owned domestic taxable REIT subsidiary that has made a joint election with us to be treated as our TRS. Our TRS is a separate entity subject to federal income tax under the Internal Revenue Code. For the years ended December 31, 2007 and 2006 and the period March 15, 2005 (commencement of operations) to December 31, 2005, we recorded current net income tax expense of $0, $151 (federal income tax of $93 and state and local income tax of $58) and $0, respectively, which is included in other expenses. For the years ended December 31, 2007 and 2006 and the period March 15, 2005 (commencement of operations) to December 31, 2005, we recorded a net deferred tax benefit (expense) of $900, $(900) and $0, respectively, which is included in other expenses.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As of December 31, 2007, we recorded a $15,530 valuation allowance on deferred tax assets of $15,530 attributable to mark to market adjustments on credit default swaps and income tax net operating losses relating to our TRS. The valuation allowance is based on management's estimate that our TRS is not expected to generate sufficient taxable income to recover the deferred tax assets. As of December 31, 2006 we had a deferred tax liability of $900 attributable to mark to market adjustments on foreign currency swaps held in our TRS, which is included in accounts payable, accrued expenses and cash collateral payable. As of December 31, 2007, we had net operating loss carryforward and capital loss carryforward of approximately $725 and $32,614, respectively. The net operating loss carryforward expires in 2027 and the capital loss carryforward expires in 2012.

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

        Our policy for interest and penalties on material uncertain tax positions recognized in our consolidated financial statements is to classify these as interest expense and operating expense, respectively. In accordance with FIN 48, we assessed our tax positions for all open tax years (Federal, years 2005 to 2006 and State, years 2005 to 2006) as of December 31, 2007 and concluded that we have no material FIN 48 liabilities to be recognized at this time.

Deferred Financing Costs

        Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing that result in a closing of such financing. These costs are amortized over the terms of the respective agreements using the effective interest method or a method that approximates the effective interest method and the amortization is reflected in interest expense. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of VIEs.

        The following table details the purchase date, face amount of our investment, face amount of the respective issuance and our amortized cost in our CMBS and RMBS investments in which we are not the primary beneficiary and in which we own a greater than 50% interest in the most subordinate class as of December 31:

Security Trust Description	Purchase Date	Original Face Amount Purchased	Total Face Amount of Issuance	2007 Amortized Cost	2006 Amortized Cost
CMBS:
WBCMT 2005-C18	May 2005	$39,196	$1,405,372	$17,746	$21,885
GMACC 2005-C1	June 2005	53,928	1,597,857	15,741	28,997
BSCMS 2005-PWR9	September 2005	83,001	2,152,389	36,105	50,066
CSMC 2006-C1	March 2006	82,833	3,005,432	40,194	53,285

Total CMBS		258,958	8,161,050	109,786	154,233

RMBS:
CWHL 2004-J8	March 2005	611	244,517	244	285
GSR MTG 2005-1F	March 2005	2,767	691,667	797	1,611
HVMLT 2005-2	March 2005	39,422	1,944,860	16,898	26,985
JPMMT 2003-A1	March 2005	809	269,635	326	476
WFMBS 2003-17	March 2005	3,002	1,000,331	1,154	1,746
WFMBS 2004-DD	March 2005	2,101	600,085	626	1,207
WFMBS 2005-2	March 2005	1,953	950,946	740	990
FHASI 2005-AR2	April 2005	2,254	281,707	794	1,689
WAMU 2005-AR6	April 2005	27,704	3,167,184	10,232	17,489
FFML 2005-FF3	May 2005	5,080	770,271	2,513	4,724
WFMBS 2005-AR5	May 2005	2,754	500,446	1,064	1,918
FHASI 2005-AR3	June 2005	2,522	315,111	1,184	1,906
JPMMT 2005-A3	June 2005	8,696	1,895,799	6,126	6,511
FFNT 2005-FF5	July 2005	2,488	29,763	34	2,450
WFMBS 2004-Z	July 2005	4,552	1,300,298	1,519	2,557
BOAMS 2005-H	August 2005	3,888	706,792	1,582	2,647
FHAMS 2005-AA6	August 2005	6,476	575,025	1,856	4,460
JPMMT 2005-A5	August 2005	4,726	1,195,013	2,280	3,492
FHASI 2005-AR4	September 2005	2,129	425,565	623	1,335
RFMSI 2005-SA4	September 2005	1,681	850,478	966	1,340
FHASI 2005-AR5	October 2005	1,082	216,253	308	666
FHASI 2006-AR1	March 2006	1,063	212,576	298	597

Total RMBS		127,760	18,144,322	52,164	87,081

Total		$386,718	$26,305,372	$161,950	$241,314

        Our maximum exposure to loss as a result of our investment in these QSPEs totaled $161,950 and $241,314 as of December 31, 2007 and 2006, respectively.

        The financing structures that we offer to the borrowers on certain of our real estate loans involve the creation of entities that could be deemed VIEs and therefore, could be subject to FIN 46R. In

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock Based Compensation

        We account for stock-based compensation in accordance with the provisions of SFAS No. 123R, Accounting for Stock-Based Compensation ("SFAS 123R"), which establishes accounting and disclosure requirements using fair value based methods of accounting for stock-based compensation plans. Compensation expense related to grants of stock and stock options are recognized ratably over the vesting period of such grants based on the estimated fair value on the grant date.

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

Concentration of Credit Risk and Other Risks and Uncertainties

        Our investments are primarily concentrated in MBS that pass through collections of principal and interest from the underlying mortgages and there is a risk that some borrowers on the underlying mortgages will default. Therefore, MBS may bear some exposure to credit losses. Our maximum exposure to loss due to credit risk if all parties to our AFS investments failed completely to perform according to the terms of the contracts as of December 31, 2007 and 2006 is $1,815,246 and $3,342,608, respectively. Our real estate loans and other investments may bear some exposure to credit losses. Our maximum exposure to loss due to credit risk if parties to the real estate loans, related and unrelated, and other investments failed completely to perform according to the terms of the loans as of December 31, 2007 and 2006 is $208,541 and $257,803, respectively.

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

        Other financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and real estate loans. We place our cash and cash equivalents in

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

excess of insured amounts with high quality financial institutions. The collateral securing our real estate loans and other investments are located in the United States.

        Credit risk also arises from the possibility that tenants may be unable to fulfill their lease commitments. We have a significant concentration of rental revenue from our commercial properties given that JPMorgan Chase is the sole tenant of all three properties. Therefore, we are subject to concentration of credit risk, and the inability of this tenant to make its lease payments could have an adverse effect on us. Our exposure to this credit risk is mitigated since we have long-term leases in place for all three properties with a tenant that has an investment grade credit rating.

Other Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net income and other comprehensive income. Our other comprehensive income (loss) is comprised primarily of unrealized gains and losses on securities available for sale and net unrealized and deferred gains and losses on certain derivative investments accounted for as cash flow hedges.

Repurchase Agreements

        In repurchase agreements, we transfer securities to a counterparty under an agreement to repurchase the same securities at a fixed price in the future. These agreements are accounted for as secured financing transactions as we maintain effective control over the transferred securities and the transfer meets the other criteria for such accounting. The transferred securities are pledged by us as collateral to the counterparty.

        In February 2008, the Financial Accounting Standards Board ("FASB") amended SFAS 140 through its issuance of FASB Staff Position No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions ("FSP 140-3"), relating to repurchase financings for financial assets previously transferred between the same counterparties, that is entered into contemporaneously with, or in contemplation of, the initial transfer. FSP 140-3 establishes criteria to determine the accounting treatment of transactions involving the transfer, and subsequent repurchase financing, of financial assets with the same counterparty. Transactions that do not meet the criteria of FSP 140-3 do not qualify for QSPE accounting treatment under SFAS 140 and will be treated as a derivative, requiring further evaluation under SFAS 133.

Foreign Currency Transactions

        We conform to the requirements of SFAS No. 52, Foreign Currency Translation ("SFAS 52"). SFAS 52 requires us to record realized and unrealized gains and losses from transactions denominated in a currency other than our functional currency (U.S. dollar) in determining net income.

Segment Reporting

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") establishes standards on reporting operating segments in interim and annual financial reports. SFAS 131 defines an operating segment as a component of an enterprise for which discrete financial

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

information is available and is reviewed regularly by the chief operating decision-maker, or decision making group, to evaluate performance and make operating decisions. We have identified our chief operating decision-maker as our chief executive officer. We have determined that we operate in two reportable segments: a Securities, Loans and Other Investments segment and a Commercial Real Estate segment. The reportable segments were determined based on the allocation of our investment portfolio between investment activity and commercial real estate operations in which separate performance data is produced and analyzed by management and the chief operating decision-maker.

Recently Adopted Accounting Pronouncements

        In April 2006, the FASB issued FSP FIN 46(R)-6, Determining the Variability to be Considered When Applying FASB Interpretation No. 46(R) ("FIN 46(R)-6"). FIN 46(R)-6 addresses the approach to determine the variability to consider when applying FIN 46(R). The variability that is considered in applying FIN 46R may affect (i) the determination as to whether an entity is a VIE, (ii) the determination of which interests are variable in the entity, (iii) if necessary, the calculation of expected losses and residual returns on the entity and (iv) the determination of which party is the primary beneficiary of the VIE. Thus, determining the variability to be considered is necessary to apply the provisions of FIN 46R. FIN 46(R)-6 is required to be prospectively applied to entities in which we first become involved after July 1, 2006 and would be applied to all existing entities with which we are involved if and when a "reconsideration event" (as described in FIN 46) occurs. We adopted FIN 46(R)-6 during the quarter ended September 30, 2006. The adoption of FIN 46(R)-6 did not have a material effect on our consolidated financial statements.

        In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments ("SFAS 155"). SFAS 155 is an amendment of SFAS 133 and SFAS 140 that allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Finally, SFAS 155 amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. We adopted SFAS 155 during the quarter ended March 31, 2007. The adoption of SFAS 155 did not have a material effect on our consolidated financial statements.

        In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 ("SFAS 156"). SFAS 156 requires: (i) an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain conditions, (ii) all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and (iii) permits an entity to choose either the amortization method or the fair value measurement method for subsequent measurement of each class of separately recognized servicing assets and servicing liabilities. We adopted SFAS 156 during the quarter ended March 31, 2007. The adoption of SFAS 156 did not have a material effect on our consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements Not Yet Adopted

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value in GAAP and requires expanded financial statement disclosures about fair value measurements for assets and liabilities. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. SFAS 157 is effective for fiscal periods beginning after November 15, 2007. SFAS 157 will be effective for us beginning January 1, 2008, and we are currently evaluating the effects of SFAS 157 on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal periods beginning after November 15, 2007. SFAS 159 will be effective for us beginning January 1, 2008, and will have the following effect at adoption:

	Historical December 31, 2007	At date of adoption	Cumulative effect adjustment
Collateralized debt obligations ("CDOs")	$486,608	$299,034	$187,574
Deferred financing costs on CDOs, net of accumulated amortization	8,152	—	(8,152)
Net unrealized holding gains on available for sale securities within our CDO entities reclassified to declared dividends in excess of operations			1,670

Total cumulative effect adjustment			$181,092

        In addition, we have $290,880 of notional interest rate positions relating to our CDOs that no longer qualify for hedge accounting at the date of adoption. Subsequent changes in fair value and net cash settlements prospectively will be recorded in our statement of operations.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

determined whether we will be required to apply the provisions of the Guide in presenting our consolidated financial statements if and when such deferral ends.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which replaces SFAS No. 141, Business Combinations, and requires a company to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141(R) also requires acquisition costs to be expensed as incurred and does not permit certain restructuring activities previously allowed under EITF Issue No. 95-3 to be recorded as a component of purchase accounting. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the effect the adoption of SFAS 141(R) may have on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Accounting for Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"). SFAS 160 clarifies the classification of non-controlling interests in consolidated statements of financial position and the accounting for and reporting of transactions between a company and holders of such non-controlling interests. Under SFAS 160, non-controlling interests are considered equity and should be reported as an element of consolidated equity. The current practice of classifying minority interests within a mezzanine section of the statement of financial position will be eliminated. Under SFAS 160, net income will encompass the total income of all consolidated subsidiaries and will require separate disclosure on the face of the statement of operations of income (loss) attributable to the controlling and non-controlling interests. Increases and decreases in the non-controlling ownership interest amount will be accounted for as equity transactions. When a subsidiary is deconsolidated, any retained, non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary must be measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. We are currently evaluating the effect the adoption of SFAS 160 may have on our consolidated financial statements.

Presentation

        Certain reclassifications have been made in the presentation of the prior period's consolidated financial statements to conform to the 2007 presentation.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

3. AVAILABLE FOR SALE SECURITIES

        Our available for sale securities are carried at their estimated fair values. The amortized cost and estimated fair values of our available for sale securities as of December 31, 2007 and 2006 are summarized as follows:

December 31, 2007 Security Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
CMBS	$398,797	$613	$—	$399,410
Agency MBS	1,238,769	7,975	(62)	1,246,682
Non-Agency RMBS	166,801	1,621	—	168,422
Preferred stock	1,140	—	(408)	732

Total	$1,805,507	$10,209	$(470)	$1,815,246

December 31, 2006 Security Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
CMBS	$469,505	$7,594	$(4,527)	$472,572
Agency MBS	2,538,699	5,524	(12,122)	2,532,101
Non-Agency RMBS	281,283	8,391	(2,431)	287,243
ABS	44,708	1,673	(249)	46,132
Preferred stock	4,852	—	(292)	4,560

Total	$3,339,047	$23,182	$(19,621)	$3,342,608

        We pledge our available for sale securities to secure our repurchase agreements and collateralized debt obligations. The fair value of the available for sale securities that we pledged as collateral as of December 31, 2007 and 2006 is summarized as follows:

	December 31,
Pledged as Collateral:
	2007	2006
For borrowings under repurchase agreements	$1,393,195	$2,893,720
For borrowings under collateralized debt obligations	398,681	257,814

Total	$1,791,876	$3,151,534

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

3. AVAILABLE FOR SALE SECURITIES (Continued)

        The aggregate estimated fair values by underlying credit rating of our available for sale securities as of December 31, 2007 and 2006 were as follows:

	December 31, 2007		December 31, 2006
Security Rating	Estimated Fair Value	Percentage	Estimated Fair Value	Percentage
AAA	$1,246,682	68.68%	$2,532,101	75.75%
AA	—	—	—	—
A	—	—	39,586	1.19
BBB	214,867	11.84	326,960	9.78
BB	154,835	8.53	226,649	6.78
B	127,263	7.01	137,383	4.11
CCC	5,930	0.33	—	—
CC	—	—	—	—
C	1,519	0.08	—	—
Not rated	64,150	3.53	79,929	2.39

Total	$1,815,246	100.00%	$3,342,608	100.00%

        The face amount and net unearned discount on our investments as of December 31, 2007 and 2006 were as follows:

Description:	December 31,
	2007	2006
Face amount	$2,431,744	$3,607,182
Net unearned discount	(626,237)	(268,135)

Amortized cost	$1,805,507	$3,339,047

        For the years ended December 31, 2007 and 2006 and the period March 15, 2005 (commencement of operations) through December 31, 2005, net discount on available for sale securities accreted into interest income totaled $20,129, $9,782 and $3,779, respectively.

Commercial Mortgage Backed Securities ("CMBS")

        Our investments include CMBS, which are mortgage backed securities that are secured by, or evidence ownership interests in, a single commercial mortgage loan, or a partial or entire pool of mortgage loans secured by commercial properties. The securities may be senior, subordinated, investment grade or non-investment grade.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

3. AVAILABLE FOR SALE SECURITIES (Continued)

        The following is a summary of our CMBS investments as of December 31, 2007 and 2006:

December 31, 2007

	Gross Unrealized				Weighted Average
Security Rating	Amortized Cost	Gains	Losses	Estimated Fair Value	Coupon	Book Yield	Market Yield(1)	Term (yrs)
AAA	$—	$—	$—	$—	—%	—%	—%	—
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	182,227	—	—	182,227	5.84	11.61	11.57	8.78
BB	99,817	—	—	99,817	5.06	13.99	14.00	8.94
B	61,614	498	—	62,112	5.00	17.14	17.22	9.79
CCC	5,017	113	—	5,130	4.69	18.15	27.19	7.98
CC	—	—	—	—	—	—	—	—
C	—	—	—	—	—	—	—	—
Not rated	50,122	2	—	50,124	5.07	23.17	30.10	10.54

Total CMBS	$398,797	$613	$—	$399,410	5.29	14.60	15.58	9.19

December 31, 2006

	Gross Unrealized				Weighted Average
Security Rating	Amortized Cost	Gains	Losses	Estimated Fair Value	Coupon	Book Yield	Market Yield(1)	Term (yrs)
AAA	$—	$—	$—	$—	—%	—%	—%	—
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	226,820	4,986	(690)	231,116	5.63	6.35	6.06	9.76
BB	125,566	410	(2,213)	123,763	4.96	7.88	8.07	9.85
B	63,770	389	(1,189)	62,970	4.94	11.76	11.94	11.39
Not rated	53,349	1,809	(435)	54,723	5.00	16.49	20.86	12.31

Total CMBS	$469,505	$7,594	$(4,527)	$472,572	5.20	8.64	9.08	10.69

(1)
Market yield is calculated on a non-loss adjusted basis.

Agency Mortgage-Backed Securities ("Agency MBS")

        Our investments include (i) Agency mortgage pass-through certificates, which are securities issued or guaranteed by the Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") or Government National Mortgage Association ("Ginnie Mae") and (ii) Agency Collateralized Mortgage Obligations issued by Fannie Mae or Freddie Mac backed by mortgage pass-through securities and evidenced by a series of bonds or certificates issued in multiple classes (collectively, "Agency MBS").

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

3. AVAILABLE FOR SALE SECURITIES (Continued)

        The following is a summary of our Agency MBS investments as of December 31, 2007 and 2006:

December 31, 2007

	Gross Unrealized				Weighted Average
Security Rating	Amortized Cost	Gains	Losses	Estimated Fair Value	Coupon	Book Yield	Market Yield(1)	Term (yrs)
AAA	$1,238,769	$7,975	$(62)	$1,246,682	5.62%	5.35	4.98	2.19
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	—	—	—	—	—	—	—	—
BB	—	—	—	—	—	—	—	—
B	—	—	—	—	—	—	—	—
CCC	—	—	—	—	—	—	—	—
CC	—	—	—	—	—	—	—	—
C	—	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—	—

Total Agency MBS	$1,238,769	$7,975	$(62)	$1,246,682	5.62	5.35	4.98	2.19

December 31, 2006

	Gross Unrealized				Weighted Average
Security Rating	Amortized Cost	Gains	Losses	Estimated Fair Value	Coupon	Book Yield	Market Yield(1)	Term (yrs)
AAA	$2,538,699	$5,524	$(12,122)	$2,532,101	5.46%	4.94	4.92	1.89
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	—	—	—	—	—	—	—	—
BB	—	—	—	—	—	—	—	—
B	—	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—	—

Total Agency MBS	$2,538,699	$5,524	$(12,122)	$2,532,101	5.46	4.94	4.92	1.89

(1)
Market yield is calculated on a non-loss adjusted basis.

Residential Mortgage Backed Securities ("RMBS")

        Our investments include RMBS, which are securities that represent participations in, and are secured by or payable from, mortgage loans secured by residential properties. Our RMBS investments include Non-Agency pass-through certificates which are rated classes in senior/ subordinated structures ("Non-Agency RMBS").

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

3. AVAILABLE FOR SALE SECURITIES (Continued)

        The following is a summary of our Non-Agency RMBS investments as of December 31, 2007 and 2006:

December 31, 2007

	Gross Unrealized				Weighted Average
Security Rating	Amortized Cost	Gains	Losses	Estimated Fair Value	Coupon	Book Yield	Market Yield(1)	Term (yrs)
AAA	$—	$—	$—	$—	—%	—%	—%	—
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	32,296	344	—	32,640	6.08	24.32	37.20	3.20
BB	54,468	118	—	54,586	6.74	36.15	91.92	3.65
B	64,049	1,102	—	65,151	7.48	24.42	61.05	4.32
CCC	800	—	—	800	7.37	78.60	133.95	3.87
CC	—	—	—	—	—	—	—	—
C	1,474	45	—	1,519	8.08	27.28	86.56	1.72
Not rated	13,714	12	—	13,726	6.56	78.30	148.77	3.85

Total Non-Agency RMBS	$166,801	$1,621	$—	$168,422	6.92	32.94	74.16	3.82

December 31, 2006

	Gross Unrealized				Weighted Average
Security Rating	Amortized Cost	Gains	Losses	Estimated Fair Value	Coupon	Book Yield	Market Yield(1)	Term (yrs)
AAA	$—	$—	$—	$—	—%	—%	—%	—
AA	—	—	—	—	—	—	—	—
A	29,094	124	(181)	29,037	6.74	7.39	7.47	3.33
BBB	61,340	103	(1,182)	60,261	7.07	8.56	9.53	3.26
BB	99,529	1,666	(469)	100,726	6.99	12.53	13.66	2.93
B	71,190	3,697	(474)	74,413	7.80	21.16	18.68	4.26
Not rated	20,130	2,801	(125)	22,806	6.91	49.10	73.01	3.04

Total Non-Agency RMBS	$281,283	$8,391	$(2,431)	$287,243	7.18	15.93	18.18	3.38

(1)
Market yield is calculated on a non-loss adjusted basis.

Asset-Backed Securities ("ABS")

        Aircraft ABS generally are collateralized by aircraft leases. Issuers of consumer and aircraft ABS generally are special-purpose entities owned or sponsored by banks and finance companies, captive finance subsidiaries of non-financial corporations or specialized originators such as credit card lenders. During the year ended December 31, 2007, we sold all three of our ABS investments for proceeds of $34,311 and realized a loss of $456. As of December 31, 2007, we had no investments in ABS.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

3. AVAILABLE FOR SALE SECURITIES (Continued)

        The following is a summary of our ABS investments as of December 31, 2006:

December 31, 2006

	Gross Unrealized				Weighted Average
Security Rating	Amortized Cost	Gains	Losses	Estimated Fair Value	Coupon	Book Yield	Market Yield(1)	Term (yrs)
AAA	$—	$—	$—	$—	—%	—%	—%	—
AA	—	—	—	—	—	—	—	—
A	10,310	239	—	10,549	5.73	8.23	6.86	2.76
BBB	34,398	1,434	(249)	35,583	5.83	9.15	8.51	4.57
BB	—	—	—	—	—	—	—	—
B	—	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—	—

Total ABS	$44,708	$1,673	$(249)	$46,132	5.81	8.93	8.14	4.18

(1)
Market yield is calculated on a non-loss adjusted basis.

Other Securities

        We invested in the preferred stock of Millerton I CDO with an estimated fair value of $432 and $2,160 as of December 31, 2007 and 2006, respectively, and the preferred stock of Millerton II CDO with an estimated fair value of $300 and $2,400 as of December 31, 2007 and 2006, respectively. The preferred stock of Millerton I CDO was rated Ba3 and the preferred stock of Millerton II CDO was not rated at December 31, 2007.

Unrealized Losses

        For available for sale securities with unrealized losses, the following table sets forth the amortized cost, fair value and unrealized loss for such securities that we owned as of December 31, 2007:

Security Rating	Number of Securities	Amortized Cost	Fair Value	Unrealized Loss
AAA	3	$20,917	$20,855	$62
AA	—	—	—	—
A	—	—	—	—
BBB	—	—	—	—
BB	1	840	432	408
B	—	—	—	—
CCC	—	—	—	—
CC	—	—	—	—
C	—	—	—	—
Not rated	—	—	—	—

Total	4	$21,757	$21,287	$470

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

3. AVAILABLE FOR SALE SECURITIES (Continued)

        As of December 31, 2007, the three AAA rated securities that we held that had unrealized losses had been in a loss position for more than 12 months. As of December 31, 2007, the one BB rated security that we held that had unrealized losses had been in a loss position for less than 12 months. The unrealized losses on our securities are primarily the result of market factors, rather than credit impairment, and we have performed credit analyses in relation to such securities that support our belief that the carrying values of such securities are fully recoverable over their expected holding period. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other than temporarily impaired at December 31, 2007. Although our management expects to hold these securities until their recovery, there is no assurance that such securities will not be sold or at what price, if any, they might be sold.

        For available for sale securities with unrealized losses, the following table sets forth the amortized cost, fair value and unrealized loss for such securities that we owned as of December 31, 2006:

Security Rating	Number of Securities	Amortized Cost	Fair Value	Unrealized Loss
AAA	68	$1,221,778	$1,209,656	$12,122
AA	—	—	—	—
A	1	4,363	4,182	181
BBB	24	133,211	131,090	2,121
BB	41	110,688	107,814	2,874
B	36	60,327	58,664	1,663
Not rated	6	9,652	8,992	660

Total	176	$1,540,019	$1,520,398	$19,621

        As of December 31, 2006, we held 47 securities, with unrealized losses totaling $1,878, that had been in a loss position for 12 months or less. As of December 31, 2006, we also held 129 securities, with unrealized losses totaling $17,743, that had been in a loss position for more than 12 months. The unrealized losses on our securities were primarily the result of market factors, rather than credit impairment, and we performed credit analyses in relation to such securities that supported our belief that the carrying values of such securities were fully recoverable over their expected holding period. Because we had the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we did not consider these investments to be other than temporarily impaired at December 31, 2006.

Other Than Temporary Impairments

        For the year ended December 31, 2007, we recorded an impairment charge totaling $317,931 on 130 RMBS, 59 Agency MBS, 131 CMBS and two preferred stock investments, which was reclassified out of other comprehensive income. The impairment of 22 of the 130 RMBS and seven of the 131 CMBS, totaling $59,454 and $11,162, respectively, is attributed to the decline in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets. The impairment of the remaining 108 of the 130 RMBS, 115 of the 131 CMBS and both of the preferred stock investments, totaling $69,291, $154,630 and $3,712, respectively, is attributed to other than temporary declines in market values and is primarily a consequence of wider spreads affecting

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

3. AVAILABLE FOR SALE SECURITIES (Continued)

market values of the securities. The impairment of the remaining nine of 131 CMBS and 59 Agency MBS, totaling $9,126 and $10,556, respectively, is the result of our intent not to hold these securities to recovery where cost exceeds market value. At December 31, 2007, of the investments that we impaired during 2007, we still owned 130 RMBS, 17 Agency MBS, 130 CMBS and two preferred stock investments.

        For the year ended December 31, 2006, we recorded an impairment charge totaling $10,389 on 17 RMBS, nine Agency MBS and four CMBS, which was reclassified out of other comprehensive income. The impairment of all of the 17 RMBS and one of the four CMBS, totaling $3,182 and $282, respectively, is attributed to the decline in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets. The impairment of the remaining three of four CMBS and nine Agency MBS, totaling $3,915 and $3,010, respectively, is the result of our intent not to hold these securities to recovery where cost exceeds market value. At December 31, 2006, of the investments that we impaired during 2006, we still owned 17 RMBS and two CMBS, and we did not sell any of these 19 securities during 2007.

        For the period March 15, 2005 (commencement of operations) to December 31, 2005, we recorded an impairment charge of $5,782 on nine Agency MBS, which was reclassified out of other comprehensive income. The impairment of the nine Agency MBS is the result of our intent not to hold these securities to recovery where cost exceeds market value. The nine Agency MBS impaired in 2005 were sold in 2006.

Sale of Available for Sale Securities

        During the year ended December 31, 2007, we sold 36 securities for proceeds of $828,670 and realized a gain of $2,881 and we sold 40 securities for proceeds of $814,460 and realized a loss of $4,426. During the year ended December 31, 2006, we sold 22 securities for proceeds of $182,744 and realized a gain of $1,571, we sold three securities at their carrying value for proceeds of $7,991 and we sold 16 securities for proceeds of $469,675 and realized a loss of $3,699. During the period March 15, 2005 (commencement of operations) through December 31, 2005, we sold one security for proceeds of $374 and realized a gain of $4.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

4. REAL ESTATE LOANS (Continued)

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

        The following is a summary of our real estate loans as of December 31, 2007 and 2006:

Loan Type	Number of Loans	Face Value	Carrying Value	Weighted Average Interest Rate	Maturity Range	Weighted Average Yearse to Maturity
December 31, 2007
Whole loans	14	$116,559	$118,015	5.73%	11/2009-8/2016	7.4
Construction loans	2	25,370	20,872	12.49	5/2008-7/2008	0.4
Mezzanine loans	3	31,923	31,893	9.78	10/2008-8/2016	7.1

	19	$173,852	$170,780	7.46	5/2008-8/2016	6.3

December 31, 2006
Whole loans	16	$198,942	$200,605	6.06%	11/2009-7/2021	8.9
Construction loans	2	20,052	20,056	11.48	11/2007-7/2008	1.3
Mezzanine loans	2	16,923	17,009	9.75	7/2008-2/2016	6.6

	20	$235,917	$237,670	6.78	11/2007-7/2021	8.1

        The carrying values of our loans as of December 31, 2007 and 2006 include unamortized underwriting fees of $192 and $180, respectively.

        The maturities of our real estate loans as of December 31, 2007 are as follows: $31,625 in 2008, $4,152 in 2009, $3,075 in 2010, $3,384 in 2011, $7,946 in 2012 and $119,170 thereafter.

        In 2005, we originated a $9,450 mezzanine construction loan to develop luxury residential condominiums in Portland, Oregon. In September 2007, we entered into an agreement with the borrower and the senior lender to increase both the mezzanine construction loan and the senior loan that requires additional capital contributions from the project equity holder to cover the remaining costs to complete the project. The mezzanine construction loan bears interest at an annual rate of 16% and had a maturity date of November 2007, which was subsequently extended until May 2008. Under the amended agreement governing the terms of the loan, interest on the loan was paid in cash through March 2006, was capitalized through September 2007, and will be paid in cash through May 2008. We advanced an additional $5,712, including capitalized interest of $1,105, during the year ended December 31, 2007.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

4. REAL ESTATE LOANS (Continued)

        The financing structures that we offer to the borrowers on certain of our real estate loans involve the creation of entities that could be deemed VIEs and therefore, could be subject to FIN 46R. The September 2007 agreement to provide additional financing discussed above triggered a reconsideration event under FIN 46R. This loan was determined to be a VIE; however, we concluded that we are not the primary beneficiary. Our maximum exposure to loss under this agreement as of December 31, 2007 totaled $9,270.

        Currently, the projected total costs to complete the project have increased from $41,400 to $59,393, including capitalized interest. As of December 31, 2007, of the 70 units available, 47 units have been sold.

        We have evaluated the financial merits of the project by reviewing the projected unit sales and estimated construction costs and evaluating other collateral available to us (and the expected cost of realizing any recovery on that collateral) under the terms of the loan. We believe that it is probable that we will not recover the entire loan balance, including the capitalized interest, through the satisfaction of future cash flows from sales and other available collateral. Accordingly, based on our analysis, we have recorded provision for loan loss of $4,500 related to this loan during the year ended December 31, 2007. We will continue to monitor the status of this loan. However, housing prices, in particular condominium prices, may fall, unit sales may lag projections and construction costs may increase, all of which may increase the risk of recovery on our loan. No assurance can be given that we will not be required to record additional loan loss reserves with respect to this loan in the future depending on the borrower's ability to complete the project without additional cost overruns. In the event that we determine that it is probable that we will not be able to recover the current carrying value of this loan, additional loan loss reserves will be recorded.

        We pledge our real estate loans to secure our collateralized debt obligations, senior mortgage backed notes, repurchase agreements and secured revolving credit facility. The fair value of the real estate loans that we pledged as collateral as of December 31, 2007 and 2006 is summarized as follows:

	December 31,
Pledged as Collateral:	2007	2006
For borrowings under collateralized debt obligations	$—	$18,000
For borrowings under senior mortgage-backed notes, related party	112,874	—
For borrowings under repurchase agreements	—	159,219
For borrowings under secured revolving credit facility, related party	34,587	—

Total	$147,461	$177,219

        As of December 31, 2007 and 2006, our real estate loans included non-U.S. dollar denominated assets with a carrying value of $0 and $42,885, respectively.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

5. ACQUISITIONS

  Houston and Phoenix properties

        On March 20, 2007, we acquired two properties located in Houston, Texas and Phoenix, Arizona totaling approximately 428,600 and 724,000 square feet, respectively, from an affiliate of our Manager for an aggregate purchase price of $234,710. Both properties are leased on a triple net basis to one tenant under leases that expire in 2021. In addition to the sale and purchase agreement, we entered into rent enhancement agreements with the seller under which we will receive payments through 2015 totaling $15,905. The present value of such payments is recorded as other receivables (net of amortization) totaling $11,865 on our balance sheet as of December 31, 2007, which partially offsets the below-market lease terms.

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

  Arlington property

        On September 25, 2007, we acquired a property located in Arlington, Texas totaling approximately 176,000 square feet from an affiliate of our Manager for a purchase price of $26,494. The property is leased on a triple net basis to the same tenant as the Houston and Phoenix properties under a lease that expires in 2027. In addition to the sale and purchase agreement, we entered into a rent enhancement agreement with the seller under which we will receive payments through 2019 totaling $6,902. The present value of such payments is recorded as other receivables totaling $4,446 on our balance sheet as of December 31, 2007, which partially offsets the below-market lease terms.

        The following is a summary of the allocation of purchase price to each major class of asset and liability:

Commercial real estate	$25,638
Intangible assets	4,368
Intangible liabilities	(7,998)
Rent enhancement receivable	4,486

Total	$26,494

        The transaction was financed with a $20,880 mortgage loan that bears interest at an annual rate of 6.29% and matures on October 1, 2017. We incurred financing costs of $98, which have been deferred and are being amortized over the term of the loan.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

6. COMMERCIAL REAL ESTATE

        The components of commercial real estate as of December 31, 2007 are as follows:

December 31, 2007
Land	$17,428
Buildings and improvements	222,045

Commercial properties	239,473
Less: Accumulated depreciation	(4,710)

Total	$234,763

        The depreciation expense related to commercial real estate included in the operating results for the year ended December 31, 2007 was $4,710.

        The following is a schedule of future minimum rent payments to be received under the leases at the three properties acquired:

Rent Payments
2008	$11,150
2009	11,373
2010	11,600
2011	11,832
2012	12,068
Thereafter	126,461

7. OTHER INVESTMENTS

        The components of other investments as of December 31, 2007 and 2006 are as follows:

	December 31, 2007	December 31, 2006
Investment in foreign credit facility	$—	$20,133
Investment in trust preferred securities	1,550	—
Interest in equity investment	36,211	—

Total other investments	$37,761	$20,133

        The interest in equity investment represents an investment in a private equity fund that invests in real estate investments. The fund is managed by an affiliate of our Manager and the investment was approved by the independent members of our board of directors. In addition to the initial investment of $28,462 in January 2007, we agreed to a future capital commitment of $10,392. Certain distributions from the private equity fund are classified as recallable by the fund. Distributions totaled $8,494 with recallable capital amounts totaling $4,776 for the year ended December 31, 2007. As of December 31, 2007, we had made additional capital contributions of $13,633 and our unfunded commitment totaled

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

7. OTHER INVESTMENTS (Continued)

$1,535. Income from the interest in equity investment for the year ended December 31, 2007 can be broken down in the following components:

Year Ended December 31, 2007
Income from equity investment before management and promote fees	$3,416
Management fee	(225)
Promote fee	(581)

Income from equity investment	$2,610

        In August 2006, we acquired a participation interest in an unsecured loan. The face value of the loan at December 31, 2006 was £10,000 ($20,133), it bore interest at the rate of LIBOR plus 688 basis points and did not have any stated maturity date. The loan was non-US dollar denominated. In connection with this loan, we paid $568 (£300) to secure this loan, and we amortized this amount over the expected loan term of eight years. Amortization totaled $51 and $24, respectively, for the years ended December 31, 2007 and 2006. In September 2007, we sold our investment in foreign credit facility for total proceeds of $23,118 and realized a gain of $42.

8. INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES

        The intangible assets and liabilities arose on the acquisition of the commercial real estate properties in March 2007 and September 2007.

        As of December 31, 2007, the components of intangible assets are as follows:

	December 31, 2007	Weighted Average Life (Years)
Lease origination costs	$82,228	14.4
Below-market ground lease	2,919	58.3
Mineral rights	303

Total	85,450
Less: Accumulated amortization	(4,276)

Intangible assets	$81,174

        The amortization of lease origination costs for the year ended December 31, 2007 was $4,237 and is included in depreciation and amortization expense. The amortization of below-market ground lease, which is included in commercial real estate expenses, for the year ended December 31, 2007 was $39. The estimated amortization of these intangible assets is $5,633 per year for each of the next five years.

        Below market leases, net of amortization, which are classified as intangible liabilities, are $77,745 as of December 31, 2007. The amortization of intangible liabilities included in rental income for the year ended December 31, 2007 was $4,057. The estimated amortization is $5,480 per year for each of the next five years.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

9. DEBT AND OTHER FINANCING ARRANGEMENTS

        The following is a summary of our debt as of December 31, 2007 and 2006:

Type of Debt:	2007	2006
Repurchase agreements	$1,276,121	$2,723,643
Repurchase agreements, related party	—	144,806
Collateralized debt obligations	486,608	194,396
Senior mortgage-backed notes, related party	99,815	—
Junior subordinated notes held by trust that issued trust preferred securities	51,550	—
Mortgages payable	219,380	—
Secured revolving credit facility, related party	67,319	—

Total Debt	$2,200,793	$3,062,845

Repurchase Agreements

        As of December 31, 2007, we had entered into master repurchase agreements with various counterparties to finance certain of our asset purchases on a short term basis. Under these agreements, we sell our assets to the counterparties and agree to repurchase those assets on a certain date at a repurchase price generally equal to the original sales price plus accrued interest. The counterparties will purchase each asset financed under the facility at a percentage of the asset's value on the date of origination, which is the purchase rate, and we will pay interest to the counterparty at short term interest rates (usually based on one-month LIBOR) plus a pricing spread. We have agreed to a schedule of purchase rates and pricing spreads with these counterparties that generally are based upon the class and credit rating of the asset being financed. The facilities are recourse to us. For financial reporting purposes, we characterize all of the borrowings under these facilities as balance sheet financing transactions.

        Under the repurchase agreements, we are required to maintain adequate collateral with these counterparties. If the market value of the collateral we have pledged declines, then the counterparty may require us to provide additional collateral to secure our obligations under the repurchase agreement. As of December 31, 2007 and 2006, we were required to provide additional collateral in the amount of $15,661 and $62,075, respectively, which is included in restricted cash on the balance sheet.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

        As of December 31, 2007, we had repurchase agreements outstanding in the amount of $1,276,121 with a weighted-average borrowing rate of 5.03%. As of December 31, 2007, the repurchase agreements had remaining weighted-average maturities of 24 days and are summarized below:

Repurchase Counterparty	Outstanding Balance	Fair Value of Collateral	Weighted- Average Borrowing Rate	Maturity Range (days)
Bear, Stearns & Co. Inc.	$172,975	$226,038	5.21%	11–17
Citigroup Global Markets Inc.	170,135	178,010	5.04	11
Credit Suisse First Boston LLC/Credit Suisse (Europe) Limited	374,122	392,711	4.85	15–39
Deutsche Bank Securities Inc.	123,645	131,928	5.20	22–43
Goldman, Sachs & Co.	1,663	2,384	7.59	7
Greenwich Capital Markets, Inc.	138,718	143,891	4.97	16
Lehman Brothers Inc.	75,369	84,893	5.31	10
Merrill Lynch, Pierce, Fenner & Smith Incorporated	180,120	187,262	4.89	17
Morgan Stanley & Co., Incorporated	25,895	37,844	5.08	11–24
Wachovia Bank, National Association.	13,479	26,115	6.12	29

Total	$1,276,121	$1,411,076	5.03%	7–43

        As of December 31, 2007, the maturity ranges of our outstanding repurchase agreements segregated by our available for sale securities are as follows:

	Up to 30 days	31 to 90 days	Over 90 days	Total
Agency MBS	$723,791	$491,947	$—	$1,215,738
CMBS	39,794	—	—	39,794
Non-agency RMBS	19,235	—	—	19,235
CDO Notes(1)	1,354	—	—	1,354

Total	$784,174	$491,947	$—	$1,276,121

    (1)
    This is a retained below-investment grade class from one of our CDO issuances.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

        As of December 31, 2006, we had repurchase agreements outstanding in the amount of $2,868,449 with a weighted-average borrowing rate of 5.40%. As of December 31, 2006, the repurchase agreements had remaining weighted-average maturities of 39 days and are summarized below:

Repurchase Counterparty	Outstanding Balance	Fair Value of Collateral	Weighted- Average Borrowing Rate	Maturity Range (days)
Related Party
Trilon International, Inc.	$144,806	$159,219	5.79%	29

Unrelated Parties
Banc of America Securities LLC	230,901	241,131	5.36	5–47
Bear, Stearns & Co. Inc.	236,128	243,513	5.33	5–66
Citigroup Global Markets Inc.	304,217	314,310	5.35	40–73
Credit Suisse First Boston LLC/Credit Suisse (Europe) Limited	220,724	229,216	5.34	5–73
Deutsche Bank Securities Inc.	607,052	695,756	5.48	17–54
Greenwich Capital Markets, Inc.	252,368	260,389	5.32	12–73
Lehman Brothers Inc.	232,929	249,927	5.42	12–73
Merrill Lynch, Pierce, Fenner & Smith Incorporated	296,812	306,850	5.32	24–54
Morgan Stanley & Co., Incorporated	191,288	196,654	5.36	12–40
WaMu Capital Corp.	151,224	155,974	5.30	5–66

	2,723,643	2,893,720

Total	$2,868,449	$3,052,939	5.40%	5–73

        As of December 31, 2006, the maturity ranges of our outstanding repurchase agreements segregated by our available for sale securities and real estate loans are as follows:

	Up to 30 days	31 to 90 days	Over 90 days	Total
Agency RMBS	$821,668	$1,601,030	$—	$2,422,698
CMBS	229,605	7,143	—	236,748
Non-agency RMBS	16,937	6,285	—	23,222
ABS	15,374	25,601	—	40,975
Real estate loans	144,806	—	—	144,806

Total	$1,228,390	$1,640,059	$—	$2,868,449

        In August 2005, we entered into a $200,000 Master Repurchase Agreement (the "Master Repurchase Agreement") with Wachovia Bank (the "Bank"). The Master Repurchase Agreement expires March 2008. Subject to the terms and conditions thereof, the Master Repurchase Agreement provides for the purchase, sale and repurchase of commercial and residential mortgage loans, commercial mezzanine loans, B Notes, participation interests in the foregoing, commercial mortgage-

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

backed securities and other mutually agreed upon collateral and bears interest at varying rates over LIBOR based upon the type of asset included in the repurchase obligation. In November 2005, the Bank increased the borrowing capacity to $275,000. In August 2007, we and the Bank agreed to decrease the borrowing capacity to $100,000. As of December 31, 2007 and 2006, the unused amount under the Master Repurchase Agreement was $86,521 and $275,000, respectively.

Collateralized Debt Obligations ("CDOs")

        In November 2005, we issued approximately $377,904 of CDOs ("CDO I") through two newly-formed subsidiaries, Crystal River CDO 2005-1, Ltd. (the "2005 Issuer") and Crystal River CDO 2005-1 LLC (the "2005 Co-Issuer"). CDO I consists of $227,500 of investment grade notes and $67,750 of non-investment grade notes, each with a final contractual maturity date of March 2046, which were co-issued by the 2005 Issuer and the 2005 Co-Issuer, and $82,654 of preference shares, which were issued by the 2005 Issuer. We retained all of the non-investment grade securities, the preference shares and the common shares in the 2005 Issuer. The 2005 Issuer holds assets, consisting primarily of whole loans, CMBS and RMBS, which serve as collateral for CDO I. Investment grade notes in the aggregate principal amount of $217,500 were issued with floating coupons with a combined weighted average interest rate of three-month LIBOR plus 0.58% and these notes were hedged at an annual rate of 5.068% to protect CDO I from increases in short-term interest rates. In addition, $10,000 of investment grade notes were issued with a fixed coupon rate of 6.02%. CDO I may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of CDO I. Thereafter, CDO I's securities will be retired in sequential order from the senior-most to junior-most as loans are repaid. We incurred approximately $5,906 of issuance costs, which is amortized over the average life of CDO I. The 2005 Issuer and 2005 Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. As of December 31, 2007 and 2006, CDO I was collateralized by available for sale securities with fair values of $164,855 and $257,814, respectively, and real estate loans with carrying values of $0 and $18,000, respectively.

        In January 2007, we issued approximately $390,338 of CDOs ("CDO II") through two newly-formed subsidiaries, Crystal River Capital Resecuritization 2006-1 Ltd. (the "2006 Issuer") and Crystal River Capital Resecuritization 2006-1 LLC (the "2006 Co-Issuer"). CDO II consists of $324,956 of investment grade notes and $14,638 of non-investment grade notes, each with a final maturity date of September 2047, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $19,517 of non-investment grade notes and $31,227 of preference shares, which were issued by the 2006 Issuer. The 2006 Issuer initially held cash totaling $58,600 that was designated for the future funding of additional investments. As of December 31, 2007, all of such cash had been invested. We retained all of the non-investment grade securities, the preference shares and the common shares in the 2006 Issuer. The 2006 Issuer holds assets, consisting of CMBS, which serve as collateral for CDO II. Investment grade notes in the aggregate principal amount of $324,956 were issued with floating coupons with a combined weighted average interest rate of three-month LIBOR plus 0.57% and these notes were hedged at an annual rate of 4.955% to protect CDO II from increase in short-term interest rates. We incurred approximately $6,006 of issuance costs, which is being amortized over the average life of CDO

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

II. The 2006 Issuer and the 2006 Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. As of December 31, 2007, CDO II was collateralized by available for sale securities with a fair value of $233,826.

Senior Mortgage-Backed Notes, Related Party

        In April 2007, we issued $115,000 of senior mortgage-backed notes through a newly-formed subsidiary, CRZ ABCP Financing LLC. We retained $9,250 of senior subordinated mortgage-backed notes and $4,250 of subordinated mortgage-backed notes. CRZ ABCP Financing LLC holds assets, consisting of commercial whole mortgage loans, which serve as collateral for the mortgage-backed notes. Senior mortgage-backed notes in the aggregate principal amount of $101,500 were issued to an affiliate of our Manager with floating coupons with an interest rate of three-month LIBOR plus 0.35%. Interest on the senior mortgage-backed notes is payable monthly. The senior mortgage-backed notes mature in April 2017 and the outstanding principal is due at maturity. Early repayments of the underlying mortgage loans require repayment of a portion of the senior mortgage-backed notes. The senior mortgage-backed notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the senior mortgage-backed notes issued were used to repay outstanding debt under our repurchase agreements. As of December 31, 2007, the mortgage-backed notes were collateralized by real estate loans with a carrying value of $114,636. We incurred financing costs of $611, which have been deferred and are being amortized over the term of the senior mortgage-backed notes.

Junior Subordinated Notes Held by Trust that Issued Trust Preferred Securities

        In March 2007, we formed Crystal River Preferred Trust I ("Trust I") for the purpose of issuing trust preferred securities. In March 2007, Trust I issued $50,000 of trust preferred securities to an unaffiliated investor and $1,550 of trust common securities to us for $1,550. The combined proceeds were invested by Trust I in $51,550 of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Trust I and mature in April 2037, but are callable by us at par on or after April 2012. Interest is payable quarterly at a fixed rate of 7.68% (ten-year LIBOR plus 2.75%) through April 2012 and thereafter at a floating rate equal to three-month LIBOR plus 2.75%. We incurred financing costs of $1,356, which have been deferred and are being amortized over the term of the junior subordinated notes.

Mortgages Payable

        In March 2007, we financed a portion of our purchase of two office buildings located in Houston, Texas and Phoenix, Arizona, with a $198,500 mortgage loan that bears interest at an annual rate of 5.509% and matures on April 1, 2017. The mortgage provides for payments of interest only throughout the term of the loan and the entire principal is due at maturity. We incurred financing costs of $209, which have been deferred and are being amortized over the term of the loan. In September 2007, we financed a portion of our purchase of one office building located in Arlington, Texas with a $20,880 mortgage loan that bears interest at an annual rate of 6.29% and matures on October 1, 2017. The mortgage provides for payments of interest only until October 1, 2010, after which we will be required to make monthly payments of $129 in respect of principal and interest. We will be required to pay the

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

remaining principal and accrued interest at maturity. We incurred financing costs of $98, which have been deferred and are being amortized over the term of the loan.

Revolving Credit Facilities

        In March 2006, we entered into an unsecured credit facility with Signature Bank that provides for borrowings of up to $31,000 in the aggregate. In November 2007, we and Signature Bank amended the terms of the facility to convert the facility to a secured revolving credit facility that provides for borrowings of up to $12,000 in the aggregate. The facility was secured by a real estate loan that we owned that had a carrying value of $19,000. The underlying collateral was repaid in November 2007 and we and Signature terminated the unsecured credit facility effective with the repayment of such collateral.

        In August 2007, we entered into a $100,000 unsecured 364-day credit facility with Brookfield US Corporation (f/k/a Brascan (U.S.) Corp.), an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100,000 in the aggregate and expires in May 2009. On March 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth and to eliminate the financial covenants relating to minimum net income (as defined in the facility), a maximum leverage ratio and interest rate sensitivity. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendments were approved by the independent members of our board of directors. The credit agreement contains customary representations, warranties and covenants, including covenants limiting dividends, liens, mergers, asset sales and other fundamental changes. In addition, the credit agreement contains additional covenants, which include maintaining a certain minimum net worth. We incurred financing costs of $8, which have been deferred and are being amortized over the term of the secured revolving credit facility.

Restrictive Covenants and Maturities

        Certain of our repurchase agreements and our revolving credit facilities contain financial covenants, including maintaining our REIT status and maintaining a specific net asset value or worth. We were in compliance with all our financial covenants as of December 31, 2006. Effective as of December 31, 2007, we and many of our counterparties amended the terms of our secured revolving credit facility and several of our repurchase agreements to reset certain financial covenants that we otherwise would have failed to meet as of December 31, 2007. After giving effect to all such amendments, as of December 31, 2007, with respect to one debt obligation, we failed to meet three financial covenants, one of which related to a sub-limit on borrowings under that facility, and two of which related to our leverage ratio and our tangible net worth. Had we been able to carry our CDO liabilities at their fair value, as we will upon our 2008 adoption of SFAS 159, we would have complied with the leverage ratio and tangible net worth covenants. We obtained a waiver with respect to these financial covenants that were not met. As a result, we were in compliance with or have obtained the necessary waivers with respect to all our financial covenants as of December 31, 2007.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

Scheduled Debt Maturities

        Scheduled maturities of our debt as of December 31, 2007 are as follows:

	Repurchase Agreements	CDO	Senior Mortgage Backed Notes	Junior Subordinated Notes	Mortgages Payable	Secured Revolving Credit Facility, Related Party	Totals
2008	$1,276,121	$50,864	$—	$—	$—	$—	$1,326,985
2009	—	37,480	—	—	—	67,319	104,799
2010	—	20,586	—	—	40	—	20,626
2011	—	16,180	—	—	245	—	16,425
2012	—	13,203	—	—	261	—	13,464
Thereafter	—	348,295	99,815	51,550	218,834	—	718,494

	$1,276,121	$486,608	$99,815	$51,550	$219,380	$67,319	$2,200,793

Interest Expense

        Interest expense is comprised of the following:

	Year Ended December 31, 2007	Year Ended December 31, 2006	March 15, 2005 (commencement of operations) to December 31, 2005
Interest on repurchase agreements	$115,422	$135,721	$43,230
Interest on interest rate swap agreements	(9,106)	(11,884)	3,191
Interest on CDO notes	29,670	12,148	987
Interest on senior mortgage-backed notes, related party	4,030	—	—
Interest on mortgages payable	9,075	—	—
Interest on junior subordinated notes	3,079	—	—
Interest on short-term debt	617	617	—
Interest on secured revolving credit facility, related party	342	—
Interest on margin borrowing	90	480	—
Interest on notes payable, related party	—	239	703
Amortization of deferred financing costs	3,411	2,015	314
Other	167	265	—

Total interest expense	$156,797	$139,601	$48,425

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

        Interest payable is comprised of the following:

	December 31, 2007	December 31, 2006
Interest on repurchase agreements	$6,662	$18,530
Interest on CDO notes	1,216	874
Interest in senior mortgage-backed notes, related party	224	—
Interest in mortgages payable	223	—
Interest on junior subordinated notes	671	—
Interest on secured revolving credit facility, related party	260	—
Other	—	13

Total interest payable	$9,256	$19,417

10. COMMITMENTS AND CONTINGENCIES

        We invest in real estate construction loans. During the years ended December 31, 2007 and 2006, we made advances totaling $6,318, including capitalized interest of $1,105, and $3,816, respectively, under these commitments. As of December 31, 2007 and 2006, we had outstanding commitments to fund real estate construction loans of $999 and $24,050, respectively.

        In January 2007, we made a $28,462 investment in a private equity fund that invests in real estate investments. The fund is managed by an affiliate of our Manager and the investment was approved by the independent members of our board of directors. In connection with that investment, we agreed to a future capital commitment of $10,392. Certain distributions from the private equity fund may be recalled by the fund's manager for reinvestment purposes. Distributions during the year ended December 31, 2007 totaled $8,494, which included $4,776 that was subject to recall by the fund's manager. As of December 31, 2007, the unfunded commitment totaled $1,535.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

11. RISK MANAGEMENT TRANSACTIONS (Continued)

        The fair value of our derivatives at December 31, 2007 and 2006 consisted of the following:

	December 31, 2007	December 31, 2006
Derivative Assets:
Interest rate swaps	$370	$13,410
Interest rate caps	16	334
Foreign currency swaps	—	2,744
Credit default swaps	—	3,305
Interest receivable—swaps and caps	174	1,072

Total derivative assets	$560	$20,865

Derivative Liabilities:
Interest rate swaps	$24,736	$2,448
Foreign currency swaps	—	764
Credit default swaps	32,908	—
Interest payable—swaps and caps	4,085	7,936

Total derivative liabilities	$61,729	$11,148

        The notional amount of our interest rate swap open positions and interest rate cap open positions as of December 31, 2007 and 2006 were as follows:

	December 31, 2007	December 31, 2006
Interest rate swaps on reverse repurchase agreements	$479,388	$1,285,433
Interest rate caps on reverse repurchase agreements	200,000	200,000
Interest rate swaps on mortgage-backed notes	109,045	—
Interest rate swaps on CDO notes	50,413	52,069
Interest rate swaps on CDO II notes	240,467	240,467

	$1,079,313	$1,777,969

        As of December 31, 2007 and 2006, we had unhedged repurchase agreements totaling $596,733 and $1,383,016, respectively.

        The change in unrealized gains (loss) on interest rate swaps and caps designated as cash flow hedges is separately disclosed in the statement of changes in stockholders' equity. As of December 31, 2007 and 2006, unrealized gains (losses) aggregating $(23,100) and $7,169, respectively, on active cash flow hedges were recorded in accumulated other comprehensive income (loss). The net deferred gains (losses) on settled swaps for the years ended December 31, 2007 and 2006 and for the period March 15, 2005 (commencement of operations) to December 31, 2005 were $(3,143), $1,719 and $1,090, respectively, and are being amortized into earnings through interest expense.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

11. RISK MANAGEMENT TRANSACTIONS (Continued)

        For the years ended December 31, 2007 and 2006 and for the period March 15, 2005 (commencement of operations) to December 31, 2005, the amount of net realized gains on settled swaps amortized from accumulated other comprehensive income (loss) into earnings was $1,457, $310 and $17, respectively. In the same periods, an additional $770, $415 and $165, respectively, relating to other comprehensive income on active swaps and the premium on interest rate caps also was amortized into earnings through interest expense.

        In August 2007, we sold a commercial real estate loan that was denominated in Canadian dollars and in September 2007, we sold an investment that was denominated in British pounds. In connection with these sales, we terminated two corresponding foreign currency swaps and recorded a total realized and unrealized loss of $5,149 on the termination of the swaps. As of December 31, 2007, we did not have any foreign currency swaps in place.

        The components of realized and unrealized gain (loss) on derivatives are as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	March 15, 2005 (commencement of operations) to December 31, 2005
Realized/unrealized gains (losses) on credit default swaps ("CDS")	$(76,141)	$6,933	$(3,593)
Realized/unrealized gains (losses) on foreign currency swaps ("FCS")	(5,149)	1,439	(308)
Unrealized gains on hedge ineffectiveness	(1,227)	386	382
Unrealized gains (losses) on economic hedges not designated for hedge accounting	(3,105)	450	803
Net realized losses on settlement of interest rate swaps	(1,089)	(698)	(80)
Premium earned on CDS	2,212	1,499	299
Periodic payments received on FCS	—	338	—
Swap transaction expense	(452)	—	—

Net realized and unrealized gains (losses) on derivatives	$(84,951)	$10,347	$(2,497)

        As of December 31, 2007 and 2006, we were required to provide collateral in respect of our interest rate swaps in the amount of $18,276 and $17,408, respectively, which is included in restricted cash on the balance sheet.

        The maturities of the notional amounts of our interest rate swaps and caps outstanding as of December 31, 2007 are as follows: $296,000 in 2008, $200,000 in 2009, $30,000 in 2011, $40,000 in 2012, $50,413 in 2013, $14,000 in 2015, $45,000 in 2016, $13,000 in 2017, $240,467 in 2018, $109,045 in 2020 and $41,388 in 2021.

        As of December 31, 2007 and 2006, we held various credit default swaps, as the protection buyer and seller, with notional amounts of $75,000 and $110,000, respectively. A credit default swap ("CDS")

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

11. RISK MANAGEMENT TRANSACTIONS (Continued)

is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard CDS contract, one party, referred to as the protection buyer, purchases credit default protection from another party, referred to as the protection seller, for a specific notional amount of obligations of a reference entity. In these transactions, the protection buyer pays a premium to the protection seller. The premium generally is paid monthly in arrears, but may be paid in full up front in the case of a CDS with a short maturity. Generally, if a credit event occurs during the term of the CDS, the protection seller pays the protection buyer the notional amount and takes delivery of the reference entity's obligation. CDS are generally unconditional, irrevocable and non-cancelable. During the year ended December 31, 2007, we closed out four CDS on single names in an aggregate notional amount of $35,000, with a realized loss of approximately $7,358, and nine CDS on the CMBX in an aggregate notional amount of $135,000, with a realized loss of approximately $32,614. As of December 31, 2007, we had posted cash of $32,908 as collateral in connection with our single name CDS.

12. STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE PLAN

        In March 2005, we completed the Private Offering in which we sold 17,400,000 shares of common stock, $0.001 par value, at an offering price of $25 per share, including the purchase of 400,000 shares of common stock by the initial purchasers/placement agents pursuant to an over-allotment option. We received proceeds from these transactions in the amount of $405,613, net of underwriting commissions, placement agent fees and other offering costs totaling $29,387. In August 2006, we completed the Public Offering in which we sold 7,500,000 shares of common stock at an offering price of $23 per share. The proceeds received from the Public Offering were $158,599, which was net of underwriting and other offering costs of $13,901. Each share of common stock entitles its holder to one vote per share. Officers, directors and entities affiliated with our Manager owned 1,916,473 and 1,981,967 shares of our common stock as of December 31, 2007 and 2006, respectively.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

12. STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE PLAN (Continued)

shares of unrestricted stock were granted to the independent members of our board of directors in March 2005 in lieu of cash remunerations. The independent members of our board of directors fully vested in the shares on the date of grant.

        For the year ended December 31, 2006, we issued a total of 38,000 shares of restricted common stock. Of this amount, 30,000 shares were issued to one of our senior executives. The restrictions on the restricted common stock lapse and full rights of ownership vest for one-third of the restricted shares on each of the first three anniversary dates of issuance. The remaining 8,000 shares of restricted common stock were granted to an independent member of our board of directors and one of our Manager's employees. The director received two separate 2,000 share grants and with respect to one such grant, vested one-third immediately and will vest in the remaining shares ratably on the second and third anniversary dates of issuance, and with respect to the other grant, will vest all such shares on the first anniversary of issuance. In addition, for the year ended December 31, 2006, we issued 14,000 deferred stock units to certain other independent members of our board of directors. Of this amount, 8,000 deferred stock units were issued in lieu of cash remunerations. These independent members of our board of directors fully vested in these units at the date of grant. The remaining 6,000 deferred stock units became one-third vested to the members of our board of directors immediately and will vest in the remaining units ratably on the second and third anniversary dates of issuance. In August 2006, one of our Manager's employees who owned 4,000 shares of restricted common stock resigned prior to the vesting of any of such shares. In accordance with the agreement pursuant to which those shares were issued, upon his resignation, those shares of restricted common stock were forfeited back to us. In March 2006, we granted 4,000 stock options (exercise price of $25 per share) to one of our directors.

        During the year ended December 31, 2007, a former senior executive officer resigned and forfeited 20,000 shares of restricted common stock that were issued during the year ended December 31, 2006 and had not vested as of the date of his resignation.

        During the year ended December 31, 2007, we issued 2,000 shares of restricted common stock to an independent member of our board of directors. In addition, during the year ended December 31, 2007, we also issued 20,730 deferred stock units and restricted stock units to certain independent members of our board of directors. Of these amounts, 16,637 deferred stock units and restricted stock units and 2,000 shares of restricted stock were issued in lieu of cash remunerations. These independent members of our board of directors fully vested in the deferred stock units at the date of grant.

        The fair value of unvested shares of the restricted stock issued to our Manager, directors and employees of our Manager's affiliates as of December 31, 2007 and 2006 was $443 and $2,281, respectively, and the fair value of unvested stock options granted as of December 31, 2007 and 2006 was $9 ($0.21 per share) and $228 ($2.63 per share), respectively. For the years ended December 31, 2007 and 2006 and for the period March 15, 2005 (commencement of operations) to December 31, 2005, $643, $1,066 and $708, respectively, was expensed relating to the amortization of the restricted stock and the stock options. For the years ended December 31, 2007 and 2006 and for the period March 15, 2005 (commencement of operations) to December 31, 2005, $497, $282 and $0, respectively, was expensed relating to the amortization of deferred stock units. We expect to recognize approximately $219 in compensation expense based on outstanding unvested grants for the year ended December 31, 2008.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

12. STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE PLAN (Continued)

        The Binomial option pricing model was used for pricing our stock options with the following assumptions as of December 31, 2007 and December 31, 2006:

	December 31, 2007	December 31, 2006
Strike price	$25.00	$25.00
Dividend yield	19.67%	10.75%
Expected volatility	31.0%	22.0%
Risk free interest rate	5.0%	5.0%
Expected life of options	6 years	6 years

        Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Our stock options have characteristics that are significantly different from those of traded options and changes in the subjective input assumptions could materially affect the fair value estimate.

        Restricted stock activity from inception is as follows:

	Number of Shares of Restricted Stock	Weighted Average Fair Value
Non-vested stock awards, March 15, 2005	—	—
Granted	84,000	$25.00
Vested	—	—
Forfeited	—	—

Non-vested stock awards, December 31, 2005	84,000	25.00
Granted	38,000	24.86
Vested	(28,662)	25.00
Forfeited	(4,000)	25.00

Non-vested stock awards, December 31, 2006	89,338	24.94
Granted	2,000	26.85
Vested	(40,667)	24.87
Forfeited	(20,000)	25.00

Non-vested stock awards, December 31, 2007	30,671	25.12

Price range of stock awards outstanding	$22.31–$26.85

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

12. STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE PLAN (Continued)

        Information regarding the granted and outstanding options to purchase our common stock since inception is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding at March 15, 2005	—	—	—
Granted	126,000	$25.00	$2.19
Exercised	—	—	—
Forfeited	—	—	—

Options outstanding at December 31, 2005	126,000	$25.00	$2.19
Granted	4,000	$25.00	$2.49
Exercised	—	—	—
Forfeited	—	—	—

Options, outstanding at December 31, 2006	130,000	$25.00	$2.63
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Options, outstanding at December 31, 2007	130,000	$25.00	$0.21

	December 31,
	2007	2006	2005
Options exercisable at end of period	86,660	43,328	—
Exercise price of options outstanding	25.00	25.00	25.00
Weighted-average remaining contractual life	7.21 years	8.21 years	9.21 years

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

12. STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE PLAN (Continued)

        Information regarding outstanding deferred stock units since inception is as follows:

	Number of Deferred Stock Units	Weighted Average Fair Value
Deferred Stock Units outstanding at March 15, 2005	—	—
Granted	—	—
Exercised	—	—
Forfeited	—	—

Deferred Stock Units outstanding at December 31, 2005	—	—
Granted	21,690	$23.73
Exercised	—	—
Forfeited	—	—

Deferred Stock Units outstanding at December 31, 2006	21,690	$23.73
Granted	20,729	$22.74
Exercised	—	—
Forfeited	—	—

Deferred Stock Units outstanding at December 31, 2007	42,419	$23.25

        The following table shows our stock repurchase activity during 2007.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
August 21–31, 2007	55,400	$14.48	55,400	1,944,600
September 1–30, 2007	119,600	15.28	175,000	1,825,000
October 1–31, 2007	59,700	17.24	234,700	1,765,300
November 1–30, 2007	64,600	13.39	299,300	1,700,700
December 1–31, 2007	—	—	299,300	1,700,700

(1)
On August 7, 2007, our board of directors authorized and announced the repurchase of 2,000,000 shares of our common stock in open-market or in privately negotiated transactions. The amount and timing of purchases will depend upon a number of factors, including the price and availability of our shares and general market conditions. This program has no expiration date but may be terminated by our board of directors at any time. We purchased an aggregate of 299,300 shares during the periods indicated above under this program. There are 1,700,700 shares remaining for repurchase under this program as of December 31, 2007.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

12. STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE PLAN (Continued)

(2)
Includes brokerage commissions.

        Accumulated other comprehensive income for the years ended December 31, 2007 and 2006 and the period ended December 31, 2005 was comprised of the following:

	Year Ended December 31, 2007	Year Ended December 31, 2006	March 15, 2005 (commencement of operations) to December 31, 2005
Net unrealized gains (losses) on available for sale securities	$9,737	$3,561	$(23,447)
Net realized and unrealized gains (losses) on interest rate swap and cap agreements accounted for as cash flow hedges	(25,218)	9,651	11,705

Total other comprehensive income (loss)	$(15,481)	$13,212	$(11,742)

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

        As of December 31, 2007 and 2006, the mortgage loans in the underlying collateral pools for all securities we owned were secured by properties predominantly in California (22% in 2007, 23% in 2006), Florida (10% in 2007, 10% in 2006), Arizona (8% in 2007, 5% in 2006), New York (7% in 2007, 5% in 2006) and Texas (7% in 2007, 2% in 2006). All other states or countries comprise individually less than 5% as of December 31, 2007 and 2006.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

14. RELATED PARTY TRANSACTIONS (Continued)

        In addition, under the Agreement, our Manager earns a quarterly incentive fee equal to 25% of the amount by which the quarterly net income per share, as defined in the Agreement (which principally excludes the effect of stock compensation and the unrealized change in derivatives), exceeds an amount equal to the product of the weighted average of the price per share of the common stock we issued in the Private Offering and in the Public Offering and the price per share of common stock in any subsequent offerings by us, multiplied by the higher of (i) 2.4375% or (ii) 25% of the then applicable 10 year Treasury note rate plus 0.50%, multiplied by the then weighted average number of outstanding shares for the quarter. The incentive fee is paid quarterly. The Agreement provides that 10% of the incentive management fee is to be paid in shares of our common stock (providing that such payment does not result in our Manager owning directly or indirectly more than 9.8% of our issued and outstanding common stock) and the balance is to be paid in cash. Our Manager may, at its sole discretion, elect to receive a greater percentage of its incentive management fee in shares of our common stock. The incentive management fees included in our consolidated statements of operations that were incurred during the years ended December 31, 2007 and 2006 and the period March 15, 2005 (commencement of operations) to December 31, 2005 were $124, $68 and $0, respectively. In accordance with the Agreement, we issued to our Manager shares of our common stock in respect of 10% of such incentive management fees, which totaled 445 shares and 300 shares for the years ended December 31, 2007 and 2006, respectively.

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

        We issued to our Manager 84,000 shares of our restricted common stock and granted options to purchase 126,000 shares of our common stock for a 10 year period at a price of $25 per share in March 2005. We issued to one of our executive officers 30,000 shares of restricted common stock in March 2006. 10,000 of such shares vested on March 15, 2007 and the remaining 20,000 shares were forfeited in April 2007 when the executive officer to whom such shares were issued resigned from his position with us. We issued to one of our directors 2,000 shares of restricted stock in November 2006 and 2,000 shares of restricted stock in May 2007, both of which vest on the first anniversary of the date of issuance. For the years ended December 31, 2007 and 2006 and for the period March 15, 2005 (commencement of operations) to December 31, 2005, the base management expense was $5,823, $6,830 and $4,821, respectively. Included in the management fee expense for the years ended December 31, 2007 and 2006 and the period March 15, 2005 (commencement of operations) to December 31, 2005 is $555, $1,024 and $627, respectively, of amortization of stock-based compensation related to restricted stock and options granted.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

14. RELATED PARTY TRANSACTIONS (Continued)

        The Agreement provides that we are required to reimburse our Manager for certain expenses incurred by our Manager on our behalf provided that such costs and reimbursements are no greater than that which would be paid to outside professionals or consultants on an arm's length basis. For the years ended December 31, 2007 and 2006 and the period March 15, 2005 (commencement of operations) to December 31, 2005, we were not charged any reimbursable costs by our Manager.

        In January 2007, we purchased a $28,462 investment in BREF One, LLC (the "Fund"), a real estate finance fund sponsored by Brookfield Asset Management Inc. ("Brookfield"), the indirect parent of our Manager, and managed by a Brookfield subsidiary, and incurred a $10,392 unfunded capital commitment to the Fund. The acquisition was made from two subsidiaries of Brookfield. As of December 31, 2007, the unfunded commitment totaled $1,535. In addition, income from the equity investment in the Fund for the year ended December 31, 2007 was $2,610.

        In February 2007, we entered into a sale and purchase agreement with BREOF BNK Fannin LP and BREOF BNK Phoenix LLC, two subsidiaries of a real estate opportunity fund sponsored by Brookfield and managed by a Brookfield subsidiary, to acquire two commercial properties as described in Note 5 to these financial statements for a total purchase price of $234,710. We paid the purchase price for the properties with the proceeds from a $198,500 mortgage loan from an external lender that bears interest at an annual rate of 5.509% and matures on April 1, 2017 and with available cash. In addition to the sale and purchase agreement, we entered into rent enhancement agreements with BREOF BNK Fannin LP and BREOF BNK Phoenix LLC under which we will receive monthly rent enhancement payments through 2015 totaling $15,905.

        In April 2007, we issued $115,000 of senior mortgage-backed notes through a newly-formed subsidiary, CRZ ABCP Financing LLC. We retained $9,250 of senior subordinated mortgage-backed notes and $4,250 of subordinated mortgage-backed notes. CRZ ABCP Financing LLC holds assets, consisting of commercial whole mortgage loans, which serve as collateral for the mortgage-backed notes. Senior mortgage-backed notes in the aggregate principal amount of $101,500 were issued to an affiliate of our Manager with floating coupons with an interest rate of three-month LIBOR plus 0.35%. Interest on the senior mortgage-backed notes is payable monthly. The senior mortgage-backed notes mature in April 2017 and the outstanding principal is due at maturity. Early repayments of the underlying mortgage loans require repayment of a portion of the senior mortgage-backed notes. The senior mortgage-backed notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the senior mortgage-backed notes issued were used to repay outstanding debt under our repurchase agreements. As of December 31, 2007, the mortgage-backed notes were collateralized by real estate loans with a carrying value of $114,637.

        In August 2007, we entered into a $100,000 unsecured 364-day credit facility with Brookfield US Corporation (f/k/a Brascan (U.S.) Corp.), an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100,000 in the aggregate and expires in May 2009. On March 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth and to

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

14. RELATED PARTY TRANSACTIONS (Continued)

eliminate the financial covenants relating to minimum net income (as defined in the facility), a maximum leverage ratio and interest rate sensitivity. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendments were approved by the independent members of our board of directors. The credit agreement contains customary representations, warranties and covenants, including covenants limiting dividends, liens, mergers, asset sales and other fundamental changes. In addition, the credit agreement contains additional covenants, which include maintaining a certain minimum net worth. As of December 31, 2007, we owed $67,319 under this credit facility.

        In August 2007, we sold one whole loan to an affiliate of our Manager at its carrying value plus accrued interest receivable, for total proceeds of $45,369.

        In September 2007, we entered into a sale and purchase agreement with BREOF BNK2 Arlington LP, a subsidiary of a real estate opportunity fund sponsored by Brookfield and managed by a Brookfield subsidiary, to acquire one commercial property as described in Note 5 to these financial statements for a total purchase price of $26,494. We paid the purchase price for the property with the proceeds from a $20,880 mortgage loan from an external lender that bears interest at an annual rate of 6.29% and matures on October 1, 2017 and with available cash. In addition to the sale and purchase agreement, we entered into rent enhancement agreements with BREOF BNK2 Arlington LP under which we will receive monthly rent enhancement payments through 2019 totaling $6,902.

        The following amounts from related party transactions are included in our statement of operations for the years ended December 31, 2007 and 2006 and the period March 31, 2005 (commencement of operations) to December 31, 2005:

	Year Ended December 31, 2007	Year Ended December 31, 2006	March 15, 2005 (commencement of operations) to December 31, 2005
Interest income from real estate loans to related parties	$1,517	$2,395	$—
Interest expense on indebtedness to related parties	8,891	3,115	453
Interest income from rent enhancement receivables from related parties	606	—	—
Income from equity investment in private investment fund managed by related party	2,610	—	—

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

14. RELATED PARTY TRANSACTIONS (Continued)

        The following amounts from related party transactions are included in our balance sheets as of December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Real estate loans to related parties	$—	$42,885
Interest receivable from real estate loans to related parties	—	1,134
Interest payable on indebtedness to related parties	483	117
Rent enhancement receivable from related parties	16,311	—
Investment in private investment fund managed by related party	36,211	—
Senior mortgage-backed notes, related party	99,815	—
Repurchase agreements, related party	—	144,806
Secured revolving credit facility, related party	67,319	—

        We and our Manager have entered into sub-advisory agreements with other affiliated entities and the fees payable under such agreements will be paid from any management fees earned by our Manager. In addition, certain of these affiliated sub-advisory entities introduced investments to us for purchase that we acquired for a total of $289,009 and $21,986 during the years ended December 31, 2007 and 2006, respectively. The purchase price of three commercial real estate properties that we purchased from an affiliate of our Manager, at a total cost of $260,543, were determined as part of a competitive bid process, and the purchase price of our investment in a private equity fund managed by an affiliate of our Manager, at a total initial cost of $28,462, was acquired at its book value assuming hypothetical liquidation. All such acquisitions were approved in advance by the independent members of our board of directors.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

15. EARNINGS PER SHARE

        The following table sets forth the calculation of basic and diluted EPS for the years ended December 31, 2007 and 2006 and the period ended December 31, 2005 (in thousands, except share and per share amounts):

	Year Ended December 31, 2007			Year Ended December 31, 2006			Period Ended December 31, 2005
	Net Loss	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic EPS:
Net earnings (loss) per share of common stock	$(345,878)	24,962,708	$(13.86)	$46,917	20,646,637	$2.27	$13,948	17,487,500	$0.80
Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	—		—	—		—	—

Diluted EPS:
Net earnings (loss) per share of common stock and assumed conversions	$(345,878)	24,962,708	$(13.86)	$46,917	20,646,637	$2.27	$13,948	17,487,500	$0.80

        At December 31, 2007, 2006 and 2005, options to purchase a total of 130,000 shares of common stock, 130,000 shares of common stock and 126,000 shares of common stock, respectively, have been excluded from the computation of diluted EPS as they were determined to be antidilutive.

16. INITIAL PUBLIC OFFERING

        In August 2006, we completed the Public Offering, in which we sold 7,500,000 shares of common stock, $0.001 par value, at an offering price of $23 per share. We received proceeds from this transaction in the amount of $162,409, net of underwriting commissions and discounts but before other offering costs in the amount of $3,810. Each share of common stock entitles its holder to one vote per share. An affiliate of the parent of our Manager purchased 1,000,000 shares of our common stock in the Public Offering. Our outstanding shares totaled 25,019,500 after the closing of the Public Offering.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

        We are required to disclose the fair value of our financial instruments for which it is practical to estimate that value under SFAS No. 107, Disclosure about Fair Value of Financial Instruments ("SFAS 107"). SFAS 107 defines the fair value of a financial instrument as the amount at which such financial instrument could be exchanged in a current transaction between willing parties, in other than a forced sale or liquidation. For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair value using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

17. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

values. In that regard, the derived fair value estimates may not be substantiated by comparison to independent markets, and in many cases, may not be realized in immediate settlement of the instrument. The fair values indicated below are indicative of the interest rate, prepayment and loss assumptions as of December 31, 2007 and 2006, and may not take into consideration the effects of subsequent interest rate, prepayment or loss assumption fluctuations, or changes in the values of underlying collateral. The fair value of cash and cash equivalents, restricted cash, receivables, prepaid expenses and other assets, accounts payable, accrued expenses and cash collateral payable, due to Manager, due to broker, dividends payable and interest payable approximate their carrying values due to the short maturities of these items.

        The carrying amounts and estimated fair values of our other financial instruments as of December 31, 2007 and 2006 were as follows:

	December 31, 2007		December 31, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Available for sale securities	$1,815,246	$1,815,246	$3,342,608	$3,342,608
Real estate loans	170,780	170,402	237,670	235,900
Other investments	37,761	37,175	20,133	20,133
Derivative assets	560	560	20,865	20,865
Liabilities:
Repurchase agreements	1,276,121	1,276,121	2,723,643	2,723,643
Repurchase agreements, related party	—	—	144,806	144,806
Collateralized debt obligations	486,608	299,034	194,396	194,396
Junior subordinated notes	51,550	32,068	—	—
Mortgages payable	219,380	217,660	—	—
Senior mortgage-backed notes, related party	99,815	92,271	—	—
Secured revolving credit facility, related party	67,319	67,319	—	—
Derivative liabilities	61,729	61,729	11,148	11,148

        The methodologies used and key assumptions made to estimate fair values are as follows:

        Available for sale securities—The fair value of securities available for sale is estimated by obtaining broker quotations, where available, based upon reasonable market order indications or a good faith estimate thereof. For securities where market quotes are not readily obtainable, management may also estimate values, and considers factors including the credit characteristics and term of the underlying security, market yields on securities with similar credit ratings, and sales of similar securities, where available.

        Real estate loans—The fair value of our loan portfolio is estimated by using a discounted cash flow analysis, utilizing scheduled cash flows and discount rates estimated by management to approximate those that a willing buyer and seller might use.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

17. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        Other investments—The fair value of our interest in equity investments is estimated by using the book value assuming hypothetical liquidation. The fair value of our interest in trust preferred securities is estimated using a discounted cash flow analysis, based on management's estimates of market interest rates.

        Derivative assets and liabilities—The fair value of our derivative assets and liabilities is estimated using current market quotes and third-party quotations, where available.

        Repurchase agreements—Management believes that the stated interest rates approximate market rates (when compared to similar credit facilities with similar credit risk). Accordingly, the fair value of the repurchase agreement is estimated to be equal to the outstanding principal amount.

        Collateralized debt obligations—The fair value of collateralized debt obligations is estimated using a discounted cash flow analysis, based on management's estimates of market interest rates. For mortgages where we have an early prepayment right, management also considers the prepayment amount in evaluating the fair value.

        Junior subordinated notes—The fair value of our junior subordinated notes is estimated using a discounted cash flow analysis, based on management's estimates of market interest rates.

        Senior mortgage-backed notes, related party—The fair value of our senior mortgage-backed notes are estimated using a discounted cash flow analysis, based on management's estimates of market interest rates.

        Secured revolving credit facility, related party—Management believes that the stated interest rates approximate market rates (when compared to similar credit facilities with similar credit risk). Accordingly, the fair value of the secured revolving credit facility, related party, is estimated to be equal to the outstanding principal amount

        Mortgages payable—The fair value of our mortgage notes is estimated using a discounted cash flow analysis, based on management's estimates of market interest rates.

18. SEGMENT REPORTING

        We determined that we operate in two reportable segments: a Securities, Loans and Other segment and a Commercial Real Estate segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as discussed in Note 2. The reportable segments were determined based on the allocation of our investment portfolio between investment activity and commercial real estate operations in which separate performance data is produced and analyzed by management and our chief operating decision-maker.

        Our Securities, Loans and Other segment includes all of our investment activities related to securities, real estate loans and equity investments. Our Commercial Real Estate segment includes all of our activities related to the ownership and leasing of the three properties that we acquired in 2007 as described in Note 5.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

(dollars in thousands, except per share data)

18. SEGMENT REPORTING (Continued)

        The following table summarizes our segment reporting for the year ended December 31, 2007 (in thousands):

	Securities, Loans, and Other	Commercial Real Estate	Total
Total revenues	$219,919	$16,210	$236,129
Interest expense	147,722	9,075	156,797
Depreciation and amortization expense	—	8,948	8,948
Total expenses	165,221	19,117	184,338
Income (loss) before other revenues (expenses)	54,698	(2,907)	51,791
Net loss	(342,954)	(2,924)	(345,878)
Total assets	2,143,727	335,711	2,479,438

19. SELECTED QUARTERLY RESULTS OF OPERATIONS (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2007 and December 31, 2006 and the period March 15, 2005 (commencement of operations) to December 31, 2005 (in thousands except per share data):

	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Operating results:
Total interest and dividend income	$45,510	$59,677	$57,503	$57,229
Rental income, net	5,554	4,998	5,110	548
Total revenues	51,064	64,675	62,613	57,777
Interest expense(1)	31,579	41,920	43,179	40,119
Income before other revenues (expenses)	9,153	16,565	12,398	13,675
Net income (loss)	(250,414)	(93,934)	(9,074)	7,544
Per share data:
Net income (loss)—basic	$(10.10)	$(3.76)	$(0.36)	$0.30
Net income (loss)—diluted	$(10.10)	$(3.76)	$(0.36)	$0.30
Regular dividends declared	$0.68	$0.68	$0.68	$0.68

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(dollars in thousands, except per share data)

19. SELECTED QUARTERLY RESULTS OF OPERATIONS (Unaudited) (Continued)

	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Operating results:
Total interest and dividend income	$59,118	$55,627	$45,401	$41,078
Rental income, net	—	—	—	—
Total revenues	59,118	55,627	45,401	41,078
Interest expense	39,873	39,452	31,425	28,851
Income before other revenues (expenses)	15,954	12,891	11,240	9,462
Net income	14,210	11,255	6,008	15,444
Per share data:
Net income—basic	$0.57	$0.50	$0.34	$0.88
Net income—diluted	$0.57	$0.50	$0.34	$0.88
Regular dividends declared	$0.66	$0.60	$0.725	$0.725

(1)
In our Form 10-Q filings for the quarters ended September 30, 2007, June 30, 2007 and March 31, 2007, we included certain realized and unrealized gains (losses) on interest rate derivative instruments as an element of interest income (expense). In this Form 10-K, those amounts, totaling $80 for the quarter ended September 30, 2007, $1,186 for the quarter ended June 30, 2007 and $(16) for the quarter ended March 31, 2007, respectively, have been reclassified from interest income (expense) to an element of other revenues (expenses).

        Basic and diluted earnings per share are computed independently for each of the periods. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year.

20. SUBSEQUENT EVENTS

        In March 2008, we declared a quarterly dividend of $0.68 per share, which will be paid on April 29, 2008 to our stockholders of record as of March 31, 2008.

        During the period January 1, 2008 to March 12, 2008, we closed out six CDS on single names in an aggregate notional amount of $55,000. In the first quarter of 2008, we estimate that we will recognize losses of approximately $30,258 on these CDS related to our closing out these six CDS, of which $19,780 was accrued in 2007 as an unrealized loss. Following these transactions, the Company has a total of $20,000 of single name CDS exposure remaining.

        During the period March 7, 2008 to March 12, 2008, we sold approximately $688,400 of Agency MBS securities for cash proceeds totaling approximately $673,600, which after repayment of debt and return of margin cash provided net cash of approximately $17,000, and incurred a realized loss of approximately $14,800.

        On March 12, 2008, we sold our interest in BREF One, LLC to an affiliate of our Manager at its book value, assuming hypothetical liquidation, and incurred no gain or loss. We were released from our future funding commitment with respect to that investment in connection with the sale, which was approved by the independent members of our board of directors.

Crystal River Capital, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2007 and 2006 and
the Period March 15, 2005 (commencement of operations) to December 31, 2005
(in thousands)

		Additions		Decreases
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Accounts written off(2)	Balance at end of period
Allowance for loan loss—
Deducted from Real Estate Loans, Net in the Consolidated Balance Sheet
2007	$—	$4,500	$—	$—	$4,500
2006	—	—	—	—	—
2005	—	—	—	—	—

(1)
Includes additions for acquisitions and reclassifications

(2)
Consists of write-offs, net of recoveries and collection fees in each year

Crystal River Capital, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2007
(dollars in thousands)

				Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Useful life on which depreciation in latest income statements is computed
		Initial Cost
Description	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total(1)(2)	Accumulated depreciation(3)	Date of construction	Date acquired
Office Building, N. Central Avenue, Phoenix, AZ	$145,087	$5,802	$150,473	$—	$—	$5,802	$150,473	$156,275	$3,287	1973	2007	(2)(3)(4)
Office Building, 1111 Fannin,St., Houston, TX	53,413	5,240	52,320	—	—	5,240	52,320	57,560	1,242	1971	2007	(2)(3)(4)
Office Building, JPM Chase Call Center, Arlington, TX	20,880	6,386	19,252	—	—	6,386	19,252	25,638	181	2000	2007	(2)(3)(4)

TOTAL	$219,380	$17,428	$222,045	$—	$—	$17,428	$222,045	$239,473	$4,710

(1)
All three properties purchased in 2007 were purchased from affiliates of our Manager at prices determined in competitive bid processes and were approved by the independent members of our board of directors. A reconciliation of changes to the Gross Amount of Real Estate owned during the period is contained below.

(2)
Land is not a depreciable asset.

(3)
This building is depreciated on a straight-line basis over a period of 40 years from its acquisition date.

(4)
Improvements are depreciated on a straight-line basis over a period of between 7 and 14.5 years from their acquisition.

Reconciliation of Gross Amount at Which Carried at Close of Period
Balance, December 31, 2006	$—
Additions during period:
Acquisitions through foreclosure	—
Other acquisitions	239,473
Improvements, etc.	—
Deductions during period:
Cost of real estate sold	—

Balance, December 31, 2007	$239,473

    (2)
    The initial cost includes the purchase price paid by the Company and acquisition fees and expenses. The total cost basis of the Company's properties at December 31, 2007 for Federal income tax purposes was approximately $239.5 million.

    (3)
    A reconciliation of changes to the Accumulated Depreciation on Real Estate owned during the period is as follows:

Reconciliation of Accumulated Depreciation
Balance, December 31, 2006	$—
Additions during period:
Depreciation and amortization expense	4,710
Deductions during period:
Accumulated depreciation and amortization on real estate sold	—

Balance, December 31, 2007	$4,710

Crystal River Capital, Inc. and Subsidiaries
Schedule IV—Schedule of Mortgage Loans on Real Estate
December 31, 2007
(in thousands)

Loan Type	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens(1)	Face Amount of Mortgages	Carrying Amount of Mortgages(2)	Principal Amount of Loan Subject to Delinquent Principal or Interest
Construction Loans:
Birchwood Acres	8.33%	July 2008	Interest payable monthly with scheduled periodic principal payments over the life to maturity	n/a	$11,600	$11,602	—
Cambridge Condos	16.00	May 2008	Interest payable monthly with the principal due at maturity	$40,437	13,770	9,270	—

Total construction loans				40,437	25,370	20,872

Mezzanine Loans:
Walgreens	7.32	February 2016	Principal and interest are payable monthly based on amortization schedule over the life to maturity	112,175	11,063	11,127	—
Best Western	9.94	August 2016	Interest payable monthly with the principal due at maturity	80,000	15,000	14,900	—
Sheffield Building	14.03	October 2008	Interest payable monthly with the principal due at maturity	242,795	5,860	5,866	—

Total mezzanine loans				434,970	31,923	31,893

Whole Loans:
Forestville Plaza	8.48	November 2009	Interest payable monthly with the principal due at maturity	n/a	3,400	3,379	—
Nationwide—Fairgate Apartments	5.98	November 2012	Principal and interest are payable monthly based on amortization schedule over the life to maturity	n/a	4,737	4,850	—
Nationwide—Willow Springs Apts	6.29	November 2013	Principal and interest are payable monthly based on amortization schedule over the life to maturity	n/a	6,605	6,873	—
Nationwide—Marine Drive Tech Center	5.20	August 2016	Principal and interest are payable monthly based on amortization schedule over the life to maturity	n/a	3,945	3,919	—
Nationwide—Garden Grove Community Center	6.33	June 2015	Principal and interest are payable monthly based on amortization schedule over the life to maturity	n/a	9,049	9,473	—

Nationwide—Pioneer Ridge Apartments	5.25	July 2014	Principal and interest are payable monthly based on amortization schedule over the life to maturity	n/a	12,538	12,434	—
Nationwide—Torrance Tech Business Center	4.95	December 2014	Principal and interest are payable monthly based on amortization schedule over the life to maturity	n/a	4,902	4,779	—
Nationwide—Shops of Dunwoody	6.66	August 2015	Principal and interest are payable monthly based on amortization schedule over the life to maturity	n/a	8,344	8,921	—
Nationwide—Coral Springs Shopping Center	4.94	January 2015	Principal and interest are payable monthly based on amortization schedule over the life to maturity	n/a	11,178	10,902	—
Nationwide—American Distribution II	5.29	February 2016	Principal and interest are payable monthly based on amortization schedule over the life to maturity	n/a	5,140	5,108	—
Nationwide—121 Champion Way	5.22	August 2015	Principal and interest are payable monthly based on amortization schedule over the life to maturity	n/a	7,937	7,851	—
Nationwide—Roseville Industrial	5.41	January 2016	Principal and interest are payable monthly based on amortization schedule over the life to maturity	n/a	22,396	22,383	—
Nationwide—Seaboard Commons	6.21	July 2016	Principal and interest are payable monthly based on amortization schedule over the life to maturity	n/a	12,489	13,085	—
Nationwide—Stone Creek Village	6.01	July 2016	Interest payable monthly with the principal due at maturity	n/a	3,899	4,058	—

Total whole loans				—	116,559	118,015

Total loans				$475,407	$173,852	$170,780

(1)
Represents estimated amount of mortgage liens collateralizing senior debt

(2)
Includes unamortized underwriting costs

Reconciliation of Mortgage Loans on Real Estate
Balance, March 15, 2005	$—
Additions during period:
New mortgage loans	179,220
Underwriting costs	50
Subtractions during period:
Mortgages sold	(32,676)
Principal payments	(89)
Amortization of underwriting costs	(8)

Balance, December 31, 2005	146,497
Additions during period:
New mortgage loans	140,208
Capitalized interest	1,164
Underwriting costs	174
Subtractions during period:
Mortgages sold	—
Principal payments	(2,052)
Amortization of underwriting costs	(38)
Foreign currency translation losses	(144)
Mortgages repaid	(48,139)

Balance, December 31, 2006	237,670
Additions during period:
New mortgage loans and advances	30,211
Foreign currency translation gain	3,819
Capitalized interest	1,105
Amortization of discount	111
Underwriting costs	61
Subtractions during period:
Mortgages sold	(55,257)
Principal redemption	(37,000)
Principal payments	(5,084)
Loan loss provision	(4,500)
Amortization of underwriting costs	(29)
Write-offs of underwriting costs	(20)
Amortization of premium	(307)

Balance, December 31, 2007	$170,780

QuickLinks

MARKET VALUE
OUTSTANDING STOCK
DOCUMENTS INCORPORATED BY REFERENCE
CRYSTAL RIVER CAPITAL, INC.
EXPLANATORY NOTE
FORWARD-LOOKING INFORMATION
PART I
  Item 1. Business.
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules.
SIGNATURES
EXHIBIT INDEX
Index to Consolidated Financial Statements and Schedules
MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Crystal River Capital, Inc. and Subsidiaries Consolidated Balance Sheets (in thousands, except share and per share data)
Crystal River Capital, Inc. and Subsidiaries Consolidated Statements of Operations (in thousands, except share and per share data)
Crystal River Capital, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders' Equity For the Years Ended December 31, 2007 and 2006 and the Period March 15, 2005 (commencement of operations) to December 31, 2005 (in thousands, except share data)
Crystal River Capital, Inc. and Subsidiaries Consolidated Statements of Cash Flows (in thousands)
Crystal River Capital, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2007 (dollars in thousands, except per share data)
Crystal River Capital, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2007 (dollars in thousands, except per share data)
Crystal River Capital, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2007 (dollars in thousands, except per share data)
Crystal River Capital, Inc. and Subsidiaries Schedule II—Valuation and Qualifying Accounts and Reserves For the Years Ended December 31, 2007 and 2006 and the Period March 15, 2005 (commencement of operations) to December 31, 2005 (in thousands)
Crystal River Capital, Inc. and Subsidiaries Schedule IV—Schedule of Mortgage Loans on Real Estate December 31, 2007 (in thousands)