Form 10-Q
period 2008-03-31
Crystal River Capital, Inc.
filed 2008-05-12
CIK 1344705

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of May 12, 2008 was 24,773,283.

CRYSTAL RIVER CAPITAL, INC.

INDEX

PART I.

FINANCIAL INFORMATION

Item 1.    Financial Statements

Crystal River Capital, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS:
Available for sale securities, at fair value
Commercial MBS	$271,112	$399,410
Agency MBS	—	1,246,682
Non-Agency Residential MBS	84,271	168,422
Preferred stock	145	732
Real estate loans	50,768	170,780
Real estate loans held for sale	107,345	—
Commercial real estate, net	233,137	234,763
Other investments	1,550	37,761
Intangible assets	79,765	81,174
Cash and cash equivalents	8,664	27,521
Restricted cash	27,455	68,706
Receivables:
Principal paydown	8,904	914
Interest	5,783	11,808
Other receivables	17,803	18,915
Due from broker	393,566	—
Prepaid expenses and other assets	2,177	540
Deferred financing costs, net	2,152	10,750
Derivative assets	10	560

Total Assets	$1,294,607	$2,479,438

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued expenses	$728	$1,817
Due to Manager	693	678
Due to affiliate	439	—
Dividends payable	16,835	16,828
Intangible liabilities	76,375	77,745
Repurchase agreements	408,677	1,276,121
Collateralized debt obligations (fair value at March 31, 2008 and cost at December 31, 2007)	182,769	486,608
Junior subordinated notes	51,550	51,550
Mortgage payable	219,380	219,380
Senior mortgage-backed notes, related party	99,143	99,815
Secured revolving credit facility, related party	48,220	67,319
Interest payable	3,610	9,256
Derivative liabilities	53,545	61,729

Total Liabilities	1,161,964	2,368,846

Commitments and Contingencies
Stockholders' Equity:
Preferred Stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized, 24,704,945 shares issued and outstanding	25	25
Additional paid-in capital	563,064	562,930
Accumulated other comprehensive loss	(20,135)	(15,481)
Declared dividends in excess of operations	(410,311)	(436,882)

Total Stockholders' Equity	132,643	110,592

Total Liabilities and Stockholders' Equity	$1,294,607	$2,479,438

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Interest and dividend income:
Interest income—available for sale securities	$39,937	$50,204
Interest income—real estate loans	2,612	4,325
Other interest and dividend income	669	2,700

Total interest and dividend income	43,218	57,229
Rental income, net	5,662	548

Total revenues	48,880	57,777

Expenses:
Interest expense	24,268	40,119
Management fees, related party	667	2,353
Professional fees	668	782
Depreciation and amortization	3,022	311
Incentive fees	—	124
Insurance expense	330	82
Directors' fees	153	162
Public company expense	111	71
Commercial real estate expenses	417	10
Provision for loan loss on real estate loans	9,063	—
Other expenses	129	88

Total expenses	38,828	44,102

Income before other revenues (expenses)	10,052	13,675
Other revenues (expenses):
Realized net gain (loss) on sale of securities available for sale, real estate loans and other investments	(3,785)	1,620
Realized and unrealized loss on derivatives	(43,382)	(8,609)
Impairment of available for sale securities	(67,154)	(635)
Net change in assets and liabilities under fair value option	(32,848)	—
Foreign currency exchange gain	—	502
Income (loss) from equity investments	(40)	849
Other	(529)	142

Total other expenses	(147,738)	(6,131)

Net income (loss)	$(137,686)	$7,544

Per share information:
Net income (loss) per share of common stock
Basic	$(5.56)	$0.30

Diluted	$(5.56)	$0.30

Dividends declared per share of common stock	$0.68	$0.68

Weighted average shares of common stock outstanding
Basic	24,750,048	25,043,565

Diluted	24,750,048	25,043,565

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2008
(in thousands, except share data)
(Unaudited)

	Common Stock
				Accumulated Other Comprehensive Loss	Declared Dividends in Excess of Earnings
	Shares	Par Value	Additional Paid-In Capital			Total	Comprehensive Loss
Balance at December 31, 2007	24,704,945	$25	$562,930	$(15,481)	$(436,882)	$110,592
Cumulative effect of the adoption of SFAS 159				(1,670)	181,092	179,422
Net loss					(137,686)	(137,686)	$(137,686)
Net unrealized holdings loss on securities available for sale				(7,983)		(7,983)	(7,983)
Unrealized loss on effective cash flow hedges				(4,128)		(4,128)	(4,128)
Realization of deferred unrealized loss on cash flow hedges				8,982		8,982	8,982
Amortization of net realized gains on cash flow hedges				145		145	145

Comprehensive loss							$(140,670)

Dividends declared on common stock					(16,835)	(16,835)
Issuance of deferred stock units			28			28
Amortization of stock based compensation			106			106

Balance at March 31, 2008	24,704,945	$25	$563,064	$(20,135)	$(410,311)	$132,643

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(137,686)	$7,544
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of stock based compensation	106	439
Accretion of net discount on available for sale securities and real estate loans	(7,621)	(3,161)
Realized net (gain) loss on sale of available for sale securities	3,785	(1,620)
Impairment of available for sale securities	67,154	635
Provision for loan loss on real estate loans	9,063	—
Net change in assets and liabilities under fair value option	32,848	—
Accretion of interest on real estate loans	—	(327)
Amortization of net realized cash flow hedge (gain) loss	145	(390)
Realized and unrealized loss on derivatives	42,470	8,585
Amortization and write-off of deferred financing costs	445	622
(Income) loss from equity investment	40	(849)
Change in deferred income tax	—	750
Gain on foreign currency exchange	—	(502)
Depreciation and amortization	3,022	311
Amortization of intangible liabilities	(1,370)	(138)
Other	303	315
Changes in operating assets and liabilities:
Payments on settlement of derivatives	(2,044)	(481)
Interest receivable	6,025	2,652
Interest receivable, derivative	168	—
Proceeds from settlement of derivatives	—	560
Other receivable	466	—
Prepaid expenses and other assets	(1,637)	522
Return on capital from equity investments	—	652
Accounts payable and accrued liabilities	(1,088)	(6,825)
Due to Manager	15	2,091
Interest payable	(5,646)	(1,834)
Interest payable, derivative	(3,112)	(1,675)

Net cash provided by operating activities	5,851	7,876

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	—	(148,670)
Acquisition of interest in other investments	—	(35,004)
Acquisition of commercial real estate and rent enhancement receivable	—	(234,710)
Return of capital from equity investment	426	—
Interest purchased	—	(136)
Underwriting costs on available for sale securities and real estate loans	—	(78)
Principal payments on available for sale securities and real estate loans	59,134	124,655
Proceeds from the sale of available for sale securities	784,791	512,161
Proceeds from the sale of other investments	35,745	—
Proceeds from rent enhancement	646	—
Cash paid to terminate credit default swaps	(30,249)	—
Net deposits of restricted cash for investment	—	(16,498)
Net receipts of restricted cash from credit default swaps	17,706	—
Proceeds received from affiliate	439	—
Funding of real estate loans	—	(14,864)

Net cash provided by investing activities	868,638	186,856

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(in thousands)
(Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from junior subordinated notes held by trust that issued trust preferred securities	—	50,000
Payment on settlement of derivatives	(10,466)	(5,495)
Proceeds from the settlement of derivatives	—	1,388
Net change in cash collateral payable	—	(430)
Issuance of collateralized debt obligations	—	324,956
Proceeds from mortgage payable	—	198,500
Principal repayments on collateralized debt obligations	(2,410)	(2,457)
Principal repayments on senior mortgage-backed notes, related party	(672)	—
Net receipts from restricted cash	23,545	19,562
Payment of deferred financing costs	—	(6,916)
Dividends paid	(16,801)	(16,514)
Net payments on repurchase agreements	(867,444)	(733,715)
Net payments on repurchase agreements, related party	—	(20,000)
Net payments on secured revolving credit facility, related party	(19,099)	—
Other	1	(48)

Net cash used in financing activities	(893,346)	(191,169)

Net increase (decrease) in cash and cash equivalents	(18,857)	3,563
Cash and cash equivalents at beginning of period	27,521	39,023

Cash and cash equivalents at end of period	$8,664	$42,586

Supplemental disclosure of cash flows:
Cash paid during the period for interest	$32,684	$43,014
Cash paid during the period for income taxes	—	—
Supplemental disclosure of noncash investing and financing activities:
Receivable on credit default swaps	—	3,614
Dividends declared, not yet paid	16,834	17,032
Principal paydown receivable	8,904	6,417
Purchase of available for sale securities not yet settled	—	80,153
Sale of available for sale securities not yet settled	393,566	—
Equity investment in trust	—	1,550
Capitalization of interest on other investments	—	1,164
Cumulative effect upon adoption of SFAS 159	179,422	—
Classification of real estate loans as held for sale	107,345	—

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

1. ORGANIZATION

        References herein to "we," "us" or "our" refer to Crystal River Capital, Inc. and its subsidiaries unless the context specifically requires otherwise.

        We are a Maryland corporation that was formed in January 2005 for the purpose of acquiring and originating a diversified portfolio of commercial and residential real estate assets and structured finance investments. We commenced operations on March 15, 2005, when we completed an offering of 17,400,000 shares of common stock (the "Private Offering"), and we completed our initial public offering of 7,500,000 shares of common stock (the "Public Offering") on August 2, 2006. We are externally managed and are advised by Hyperion Brookfield Crystal River Capital Advisors, LLC (the "Manager") as more fully explained in Note 14.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Quarterly Presentation—The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. These consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the "SEC").

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

        Use of Estimates—The preparation of financial statements in conformity with GAAP requires us to make a significant number of estimates in the preparation of the financial statements. These estimates include determining the fair market value of certain investments and derivative assets and liabilities, amount and timing of credit losses, prepayment assumptions, allocation of purchase price to tangible and intangible assets or property acquisitions, and other items that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

estimates (e.g., market values change due to changes in supply and demand, credit performance, prepayments, interest rates, or other reasons; yields change due to changes in credit outlook and loan prepayments) will occur in the near future. Our estimates are inherently subjective in nature and actual results could differ from our estimates and differences may be material.

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

        Securities—We invest in commercial mortgage-backed securities ("CMBS"), U.S. Agency mortgage-backed securities ("Agency MBS"), Non-Agency residential mortgage-backed securities ("Non-Agency RMBS") and other real estate debt and equity instruments. We account for our available for sale securities (CMBS, Agency MBS, RMBS, asset-backed securities ("ABS") and other real estate and equity instruments), which we refer to as our AFS investments, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). We classify our securities as available for sale because we may dispose of them prior to maturity in response to changes in the market, liquidity needs or other events, even though we do not hold the securities for the purpose of selling them in the near future.

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

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Real Estate Loans Held for Sale—Real estate loans that we have committed to sell or that we have the intent and ability to sell in the near future are classified as real estate loans held for sale. These real estate loans are carried at the lower of cost or fair value on a loan-by-loan basis. Any market valuation adjustments on these loans are recognized in our consolidated statements of operations in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Properties are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. For commercial properties, an impairment loss is recognized when a property's carrying value exceeds its undiscounted future net cash flow. The impairment is measured as the amount by which the carrying value exceeds the estimated fair value. Projections of future cash flow take into account the specific business plan for each property and management's best estimate of the most probable set of economic conditions anticipated to prevail in the market. We recorded no impairment losses on our commercial real estate investments during the three months ended March 31, 2008 or 2007.

        Accounting for Derivative Financial Instruments and Hedging Activities—We account for our derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 133 and SFAS 149 require us to recognize all derivative instruments at their fair value as either assets or liabilities on our balance sheet. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether we have designated it, and whether it qualifies, as part of a hedging relationship and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. We have no fair value hedges or hedges of a net investment in foreign operations as of March 31, 2008.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Dividends to Stockholders—We record dividends to stockholders on the declaration date. The actual dividend and its timing are at the discretion of our board of directors. We intend to pay sufficient dividends to avoid incurring any income or excise tax. During the three months ended March 31, 2008, we declared dividends in the amount of $16,835, or $0.68 per share, of which $16,799 was distributed on April 29, 2008 to our stockholders of record as of March 31, 2008, and of which $36 related to dividends on deferred stock units.

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

        Revenue Recognition—Interest income for our available for sale securities and real estate loans is recognized over the life of the investment using the effective interest method and recorded on the accrual basis. Interest income on mortgage-backed securities ("MBS") is recognized using the effective interest method as required by EITF 99-20. Real estate loans generally are originated or purchased at or near par value, and interest income is recognized based on the contractual terms of the loan instruments. Any loan fees or acquisition costs on originated loans or securities are capitalized and recognized as a component of interest income over the life of the investment utilizing the straight-line method, which approximates the effective interest method. None of the interest income for the three months ended March 31, 2008 or 2007 included prepayment fees. We do not accrue interest on real estate loans that are placed on non-accrual status when collection of principal or interest is in doubt. As of January 1, 2008, one of our construction real estate loans was placed on non-accrual status and we recorded an additional provision for loan loss of $2,500 related to this loan during the three months ended March 31, 2008, as we believe that it is probable that we will not recover the entire loan balance, including the capitalized interest thereon.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Income arising from the operation of our parking garages is recognized when the parking spaces are occupied. Expenses related to the operation of the parking garage are included in expenses as commercial real estate expenses.

        Dividend income on preferred stock is recorded on the dividend declaration date.

        Interest in Equity Investment—We accounted for our investment in BREF One, LLC, a real estate finance fund, under the equity method of accounting since we owned more than a minor interest in the fund, but did not unilaterally control the fund and were not considered to be the primary beneficiary under FIN 46R. The investment was recorded initially at cost, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions to reflect the investment at its book value assuming hypothetical liquidation. In March 2008, we sold our investment in BREF One, LLC to an affiliate of our Manager, as more fully explained in Note 7.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        We have a wholly-owned domestic taxable REIT subsidiary that has made a joint election with us to be treated as our TRS. Our TRS is a separate entity subject to federal income tax under the Internal Revenue Code. For the three months ended March 31, 2008 and March 31, 2007, we recorded current net income tax expense of $0 and $399 (federal income tax of $215 and state and local income tax of $124), respectively, which is included in other expenses. For the three months ended March 31, 2008 and March 31, 2007, we recorded a net deferred tax benefit (expense) of $0 and $750, respectively, which is included in other expenses.

        As of March 31, 2008, we recorded a $14,870 valuation allowance on deferred tax assets of $14,870 attributable to income tax net operating loss carryforward and capital loss carryforward relating to our TRS. The valuation allowance is based on management's estimate that our TRS is not expected to generate sufficient taxable income to recover the deferred tax assets. As of March 31, 2008 we did not have a deferred tax liability. As of March 31, 2008, we had net operating loss carryforward and capital loss carryforward of approximately $506 and $32,175, respectively. The net operating loss carryforward expires in 2027 and the capital loss carryforward expires in 2012.

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

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Our policy for interest and penalties on material uncertain tax positions recognized in our consolidated financial statements is to classify these as interest expense and operating expense, respectively. However, in accordance with FIN 48 we assessed our tax positions for all open tax years (Federal, years 2005 through 2007, and State, years 2005 through 2007) as of March 31, 2008 and concluded that we have no material FIN 48 liabilities to be recognized at this time.

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

        Earnings per Share—We compute basic and diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share ("SFAS 128"). Basic earnings per share ("EPS") is computed based on net income divided by the weighted average number of shares of common stock and other participating securities outstanding during the period. Diluted EPS is based on net income divided by the weighted average number of shares of common stock plus any additional shares of common stock attributable to stock options, provided that the options have a dilutive effect. At March 31, 2008 and March 31, 2007, options to purchase a total of 130,000 shares of common stock and 130,000 shares of common stock, respectively, have been excluded from the computation of diluted EPS as they were determined to be antidilutive.

        Variable Interest Entities—In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51 ("FIN 46"). FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights and on determining when and which business enterprise should consolidate a variable interest entity ("VIE") when such enterprise would be determined to be the primary beneficiary. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. In December 2003, the FASB issued a revision of FIN 46, Interpretation No. 46R ("FIN 46R"), to clarify the provisions of FIN 46. FIN 46R states that a VIE is subject to consolidation if the investors in the entity being evaluated under FIN 46R either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns. VIEs within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the VIE's expected losses, receives the majority of the VIE's expected returns, or both.

        Our ownership of the subordinated classes of CMBS and RMBS from a single issuer may provide us with the right to control the foreclosure/workout process on the underlying loans, which we refer to as the Controlling Class CMBS and RMBS. There are certain exceptions to the scope of FIN 46R, one

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        We have analyzed the pooling and servicing agreements governing each of our Controlling Class CMBS and RMBS investments for which we own a greater than 50% interest in the subordinated class and we believe that the terms of those agreements are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment for those special-purpose entities due to ongoing review by regulators and accounting standard setters (including the project of the FASB to amend SFAS 140 and the recently added FASB project on servicer discretion in a QSPE), potential actions by various parties involved with the QSPE (discussed in the paragraph above) and varying and evolving interpretations of the QSPE criteria under SFAS 140. We also have evaluated each of our Controlling Class CMBS and RMBS investments as if the special-purpose entities that issued such securities are not QSPEs. Using the fair value approach to calculate expected losses or residual returns, we have concluded that we would not be the primary beneficiary of any of the underlying special-purpose entities. Additionally, the standard setters continue to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of VIEs.

        Our maximum exposure to loss as a result of our investment in these QSPEs totaled $96,867 as of March 31, 2008.

        The financing structures that we offer to the borrowers on certain of our real estate loans involve the creation of entities that could be deemed VIEs and therefore, could be subject to FIN 46R. In September 2007, we entered into an agreement to provide additional financing relating to an existing mezzanine construction loan, which triggered a reconsideration event under FIN 46R. This loan was determined to be a VIE; however, we concluded that we are not the primary beneficiary. Our management has evaluated the remainder of our real estate loans and has concluded that none of the remaining real estate loans are VIEs that are subject to the consolidation rules of FIN 46R. See Note 5.

        Stock Based Compensation—We account for stock-based compensation in accordance with the provisions of SFAS No. 123R, Accounting for Stock-Based Compensation ("SFAS 123R"), which establishes accounting and disclosure requirements using fair value based methods of accounting for stock-based compensation plans. Compensation expense related to grants of stock and stock options are

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Concentration of Credit Risk and Other Risks and Uncertainties—A significant portion of our investments are concentrated in MBS that pass through collections of principal and interest from the underlying mortgages and there is a risk that some borrowers on the underlying mortgages will default. Therefore, MBS may bear some exposure to credit losses. Our maximum exposure to loss due to credit risk if all parties to our AFS investments failed completely to perform according to the terms of the contracts as of March 31, 2008 is $749,094 (including $393,566 of Agency MBS included in Due from broker that had not settled as of March 31, 2008). Our real estate loans and other investments may bear some exposure to credit losses. Our maximum exposure to loss due to credit risk if parties to the real estate loans and other investments failed completely to perform according to the terms of the loans and other agreements as of March 31, 2008 is $159,663.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Other Comprehensive Income/(Loss)—Comprehensive income consists of net income and other comprehensive income. Our other comprehensive income (loss) is comprised primarily of unrealized gains and losses on securities available for sale and net unrealized and deferred gains and losses on certain derivative investments accounted for as cash flow hedges.

        Repurchase Agreements—In repurchase agreements, we transfer securities to a counterparty under an agreement to repurchase the same securities at a fixed price in the future. These agreements are accounted for as secured financing transactions as we maintain effective control over the transferred securities and the transfer meets the other criteria for such accounting. The transferred securities are pledged by us as collateral to the counterparty.

        Foreign Currency Transactions—We conform to the requirements of SFAS No. 52, Foreign Currency Translation ("SFAS 52"). SFAS 52 requires us to record realized and unrealized gains and losses from transactions denominated in a currency other than our functional currency (U.S. dollar) in determining net income.

        Segment Reporting—SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), establishes standards on reporting operating segments in interim and annual financial reports. SFAS 131 defines an operating segment as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision making group, to evaluate performance and make operating decisions. We have identified our chief operating decision-maker as our chief executive officer. We have determined that we operate in two reportable segments: a Securities, Loans and Other Investments segment and a Commercial Real Estate segment. The reportable segments were determined based on the allocation of our investment portfolio between investment activity and commercial real estate operations in which separate performance data is produced and analyzed by management and the chief operating decision-maker.

        Recently Adopted Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value in GAAP and requires expanded financial statement disclosures about fair value measurements for assets and liabilities. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. SFAS 157 is effective for fiscal periods beginning after November 15, 2007.

        SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:

        Basis of Fair Value Measurement

  Level
  1   Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

  Level
  2   Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

  Level
  3   Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

        A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. See Note 3 for further details of our adoption of SFAS 157.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 gives us the option of electing to measure eligible financial assets, financial liabilities and commitments at fair value (i.e., the fair value option, or FVO), on an instrument-by-instrument basis. The election to use the FVO is available when we first recognize a financial asset or financial liability or enter into a firm commitment. Subsequent changes in the fair value of assets, liabilities and commitments valued under the FVO will be recorded in our consolidated statements of operations.

        On January 1, 2008, we elected to apply the FVO under SFAS 159 to the available for sale assets and collateralized debt obligation liabilities of our consolidated collateralized debt obligation ("CDO") securitization entities. Prior to the application of SFAS 159, we were required, for financial reporting purposes, to carry at fair value the available for sale securities, but not the collateralized debt obligations, of the CDO entities, even though the available for sale securities and collateralized debt obligations were paired within the same legal structure and the collateralized debt obligations issued by each CDO entity would be repaid directly and solely from the cash flows generated by the assets of those entities.

        Electing the FVO for the available for sale securities and collateralized debt obligations (including derivatives) for our CDO entities will enable us to reduce the volatility in earnings and book value that results from the use of different measurement attributes, to correlate more closely the values of the assets and liabilities that are paired within the same securitization entity, and to reduce the complexity of accounting, especially with regards to derivatives under SFAS 133.

        We did not elect the fair value option for any of the assets or liabilities for any other legal entities as these are currently accounted for using similar measurement attributes and, as a result, there is less need to reduce volatility in earnings or the assets serving for any related liabilities are recorded in a manner that is similar to the reporting purposes of the secured liabilities. We also did not elect the fair value option for our investments that are funded with equity. There is no paired liability for these

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

assets and our intent upon the acquisition of these assets is to hold them for investment and generate long-term cash flows. Thus, reflecting changes in fair values of these investments from period to period through our consolidated statements of operations, as would be required under the FVO of SFAS 159, would not, in our opinion, be appropriate.

        SFAS 159 allows for a one-time election to record the cumulative unrealized gains and losses on those assets, liabilities and commitments for which the FVO is elected and were existing at the time of initial application of SFAS 159. Adjustments resulting from the one-time election are reflected on our consolidated statement of changes in stockholders' equity and have no impact on our consolidated statements of operations. Subsequent changes in fair value will be recorded in our consolidated statements of operations. On January 1, 2008, as a result of the one-time election, we reclassified all unrealized gains on our available for sale securities that served as collateral for our CDOs to declared dividends in excess of earnings from accumulated other comprehensive loss. On that date, we also recorded to declared dividends in excess of earnings the difference between the reported carrying value and fair value of our collateralized debt obligations. As a result of the adoption of SFAS 159 and this one-time election, we recorded a cumulative effect adjustment of $181,092 as an increase to stockholders' equity as of January 1, 2008. There was no deferred tax impact of this increase since the net unrealized losses in accumulated other comprehensive income that were reclassified to retained earnings were generated at the REIT, which distributes substantially all of its taxable income each year.

        In addition, we had $290,880 of notional interest rate swaps relating to our CDOs that were included in our derivative liabilities and had a fair value of $10,687 at January 1, 2008 that no longer qualify for hedge accounting at the date of adoption as a result of our FVO election. Subsequent changes in fair value of these interest rate swaps and net cash settlements prospectively will be recorded in our consolidated statements of operations.

        The following is a summary of the one-time cumulative effect adjustment on our consolidated statements of changes in stockholder's equity:

	Historical December 31, 2007	At date of adoption	Cumulative effect adjustment
CDOs	$486,608	$299,034	$187,574
Deferred financing costs on CDOs, net of accumulated amortization	8,152	—	(8,152)
Net unrealized holding gains on available for sale securities within our CDO entities reclassified to declared dividends in excess of operations			1,670

Total cumulative effect adjustment			$181,092

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Recent Accounting Pronouncements Not Yet Adopted—In June 2007, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 07-1, Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies ("SOP 07-1"). This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the "Guide"). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The effective date of SOP 07-1 has been indefinitely deferred. We are currently evaluating this new guidance and have not determined whether we will be required to apply the provisions of the Guide in presenting our consolidated financial statements if and when such deferral ends.

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

        In December 2007, the FASB issued SFAS No. 160, Accounting for Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"). SFAS 160 clarifies the classification of non-controlling interests in consolidated statements of financial position and the accounting for and reporting of transactions between a company and holders of such non-controlling interests. Under SFAS 160, non-controlling interests are considered equity and should be reported as an element of consolidated equity. The current practice of classifying minority interests within a mezzanine section of the statement of financial position will be eliminated. Under SFAS 160, net income will encompass the total income of all consolidated subsidiaries and will require separate disclosure on the face of the statements of operations of income (loss) attributable to the controlling and non-controlling interests. Increases and decreases in the non-controlling ownership interest amount will be accounted for as equity transactions. When a subsidiary is deconsolidated, any retained, non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary must be measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. We are currently evaluating the effect the adoption of SFAS 160 may have on our consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. We are currently evaluating the impact that adopting FSP 157-2 may have on our consolidated financial statements.

        In February 2008, the FASB amended SFAS 140 through its issuance of FASB Staff Position No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions ("FSP 140-3"), relating to repurchase financings for financial assets previously transferred between the same counterparties, that are entered into contemporaneously with, or in contemplation of, the initial transfer. FSP 140-3 establishes criteria to determine the accounting treatment of transactions involving the transfer, and subsequent repurchase financing, of financial assets with the same counterparty. Transactions that do not meet the criteria of FSP 140-3 do not qualify for QSPE accounting treatment under SFAS 140 and will be treated as derivatives requiring further evaluation under SFAS 133. FSP 140-3 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. We are currently evaluating the effect that FSP 140-3 may have on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and the instruments' effects on an entity's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. We are currently evaluating the impact that adopting SFAS 161 may have on our consolidated financial statements.

        Presentation—Certain reclassifications have been made in the presentation of the prior periods consolidated financial statements to conform to the March 2008 presentation.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY

Fair Value on a Recurring Basis

        The following tables set forth by level within the fair value hierarchy our assets and liabilities accounted for at fair value on a recurring basis under SFAS 155 and SFAS 159 as of March 31, 2008. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements as of March 31, 2008
	Level 1	Level 2	Level 3	Total
Assets accounted for at fair value:
Available-for-sale securities	$—	$—	$355,528	$355,528
Derivative assets	—	10	—	10

Total assets at fair value	$—	$10	$355,528	$355,538

Liabilities accounted for at fair value:
Collateralized debt obligations	$—	$—	$182,769	$182,769
Derivative liabilities	—	53,092	453	53,545

Total liabilities at fair value	$—	$53,092	$183,222	$236,314

        The following is a summary of our available for sale securities based on the lowest level input that is significant to each security's fair value measurement in its entirety as of March 31, 2008.

	Available for Sale Securities at Fair Value as of March 31, 2008
Security Description
	Level 1	Level 2	Level 3	Total
CMBS	$—	$—	$271,112	$271,112
Non-Agency RMBS	—	—	84,271	84,271
Preferred stock	—	—	145	145

Total available for sale securities at fair value	$—	$—	$355,528	$355,528

Level 3 assets for which we do not bear economic exposure(1)			255,999

Level 3 assets for which we bear economic exposure			$99,529

(1)
Consists of Level 3 assets that are financed by our collateralized debt obligations.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

Level 3 Gains and Losses

        The tables below set forth a summary of changes in the fair value of our assets and liabilities with significant valuation inputs classified as Level 3 for the three months ended March 31, 2008.

	Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Available for sale securities	Available for sale securities at FVO	Total
Balance, January 1, 2008	$169,883	$398,681	$568,564
Total net gains or losses on assets still held at March 31, 2008:
Included in earnings—interest income	2,109	5,894	8,003
Included in earnings—impairments	(67,154)	—	(67,154)
Included in earnings—mark to market on available for sale securities (FVO)	—	(146,703)	(146,703)
Included in earnings—other	(283)	—	(283)
Included in accumulated other comprehensive income (loss)	(72)	—	(72)
Total net gains or losses on assets disposed during the period:
Included in earnings—interest income	16	—	16
Included in earnings—realized gain (loss) on sale	(1,894)	—	(1,894)
Included in accumulated other comprehensive income (loss)	1	—	1
Net purchases, dispositions and settlements	(3,077)	(1,873)	(4,950)
Transfers in and/or out of Level 3	—	—	—

Balance, March 31, 2008	$99,529	$255,999	$355,528

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        During the first quarter of 2008, our assets measured at fair value on a recurring basis reflected as Level 3 decreased, largely as a result of the sale of a CMBS totaling $2,245, principal repayments on CMBS and Non-Agency RMBS totaling $3,159 and spread widening on our CMBS and Non-Agency RMBS. A significant amount of our available for sale securities are reflected as Level 3 as a result of the reduction of liquidity in the capital markets that has resulted in a decrease in the observability of the significant inputs used in determining fair value.

	Liabilities Sale Securities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Derivative Liabilities	Collateralized Debt Obligations	Total
Balance, January 1, 2008	$—	$299,034	$299,034
Total net gains or losses (realized/unrealized) still held at March 31, 2008:
Included in earnings—mark to market on collateralized debt obligations	—	(113,855)	(113,855)
Net issuances, dispositions and settlements	—	(2,410)	(2,410)
Transfers in and/or out of Level 3	453	—	453

Balance, March 31, 2008	$453	$182,769	$183,222

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our available for sale securities with significant valuation inputs classified as Level 3 for the three months ended March 31, 2008.

	Available for Sale Securities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	CMBS	Non-Agency RMBS	Preferred Stock	Total
Balance, beginning of year	$399,410	$168,422	$732	$568,564
Total net gains/losses on securities still held at end of period:
Included in earnings—interest income	3,034	4,969	—	8,003
Included in earnings—impairments	(31,678)	(34,481)	(995)	(67,154)
Included in earnings—mark to market on available for sale securities	(94,858)	(51,845)	—	(146,703)
Included in earnings—other	—	(283)	—	(283)
Included in accumulated other comprehensive income (loss)	(161)	(319)	408	(72)
Total net gains/losses on securities disposed during period:
Included in earnings—interest income	16	—	—	16
Included in earnings—realized gain (loss) on sale	(1,894)	—	—	(1,894)
Included in accumulated other comprehensive income (loss)	1	—	—	1
Net purchases, dispositions and settlements	(2,758)	(2,192)	—	(4,950)
Transfers in and/or out of Level 3	—	—	—	—

Balance, end of period	$271,112	$84,271	$145	$355,528

Valuation Techniques

        In accordance with SFAS 157, valuation techniques used for assets and liabilities accounted for at fair value are generally categorized into three types:

          Market Approach—Market approach valuation techniques use prices and other relevant information from market transactions involving identical or comparable assets or liabilities. Valuation techniques consistent with the market approach include comparables and matrix pricing. Comparables use market multiples, which might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering both quantitative and qualitative factors specific to the measurement. Matrix pricing is a mathematical technique used principally to value certain securities without relying

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

  exclusively on quoted prices for the specific securities but comparing the securities to benchmark or comparable securities.

          Income Approach—Income approach valuation techniques convert future amounts, such as cash flows or earnings, to a single present amount, or a discounted amount. These techniques rely on current market expectations of future amounts.

          Cost Approach—Cost approach valuation techniques are based upon the amount that, at present, would be required to replace the service capacity of an asset, or the current replacement cost. That is, from the perspective of a market participant (seller), the price that would be received for the asset is determined based on the cost to a market participant (buyer) to acquire or construct a substitute asset of comparable utility.

        The three approaches described within SFAS 157 are consistent with generally accepted valuation methodologies. While all three approaches are not applicable to all assets or liabilities accounted for at fair value, where appropriate and possible, one or more valuation techniques may be used. The selection of the valuation method(s) to apply considers the definition of an exit price and the nature of the asset or liability being valued and significant expertise and judgment is required. For assets and liabilities accounted for at fair value, excluding real estate held for sale, valuation techniques generally are a combination of the market and income approaches. Real estate held for sale valuation techniques generally combine income and cost approaches. For the three months ended March 31, 2008, the application of valuation techniques applied to similar assets and liabilities has been consistent.

Fair Value on a Non-Recurring Basis

        Certain assets are measured at fair value on a non-recurring basis and are not included in the tables above. These assets include real estate loans and real estate loans held for sale that are reported at lower of cost or market and loans held for sale that initially were measured at cost and have been written down to fair value as a result of being designated for sale. The following table shows the hierarchy for those assets measured at fair value on a non-recurring basis as of March 31, 2008.

	Assets Measured at Fair Value on a Non-Recurring Basis Using Significant Unobservable Inputs (Level 3) as of March 31, 2008
Asset Description
	Level 1	Level 2	Level 3	Total
Real estate loans	$—	$—	$6,770	$6,770
Real estate loans held for sale	—	78,833	28,512	107,345

Total assets at fair value	$—	$78,833	$35,282	$114,115

        Real estate loans—We had one real estate construction loan that is held for investment where an allowance for loan losses has been calculated based upon the fair value of the underlying collateral and by using a fundamental cash flow valuation analysis. The cash flow analysis includes cumulative loss

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

assumptions derived from multiple inputs including estimates to complete the project, housing prices and other market data.

        Real estate loans held for sale—We designated two whole loans as being held for sale as of March 31, 2008 as we have the ability and intent to sell them in the near future. The fair value of the two whole loans held for sale is estimated by using a discounted cash flow analysis, utilizing scheduled cash flows and discount rates based on current market conditions estimated by management to approximate those that a willing buyer and seller might use.

Fair Value Option

        The following reflects the change of assets and liabilities elected under fair value option and the change in fair value recorded in our consolidated statement of operations:

		Changes in Fair Values for the Period Ended March 31, 2008, For Items Measured at Fair Value Pursuant to the Election Of the Fair Value Option
	Fair Value Option March 31, 2008
		Interest Income(1)	Net Mark to Market Adjustments on Available for Sale Securities	Net Mark to Market Adjustments on Collateralized Debt Obligations
Assets accounted for under the fair value option:
Available-for-sale securities:
CMBS	$209,674	$2,632	$(94,858)	$—
Non-Agency RMBS	46,325	3,262	(51,845)	—

	$255,999	$5,894	$(146,703)	$—

Liabilities accounted for under the fair value option:
Collateralized debt obligations	$182,769	$—	$—	$113,855

(1)
Represents accretion of net discount only.

        Total financial assets at fair value classified within Level 3 were $390,810 and $577,834 as of March 31, 2008 and January 1, 2008, respectively. Such amounts represent 30% and 23% of "Total assets" on the consolidated balance sheet as of March 31, 2008 and January 1, 2008, respectively. Excluding assets for which we do not bear economic exposure, Level 3 assets were 7% and 8% of "Total assets" as of March 31, 2008 and January 1, 2008, respectively.

        Total financial liabilities at fair value classified within Level 3 were $183,222 and $299,034 as of March 31, 2008 and January 1, 2008, respectively. Such amounts represent 16% and 13% of "Total liabilities" on the consolidated balance sheets as of March 31, 2008 and January 1, 2008, respectively.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        As of March 31, 2008, our CDO notes had a face value of $484,198 and fair value of $182,769.

4. AVAILABLE FOR SALE SECURITIES

        Our available for sale securities are carried at their estimated fair values. The amortized cost and estimated fair values of our available for sale securities as of March 31, 2008 are summarized as follows:

Security Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
CMBS	$271,112	$—	$—	$271,112
Non-Agency RMBS	84,034	237	—	84,271
Preferred stock	145	—	—	145

Total	$355,291	$237	$—	$355,528

        We pledge our available for sale securities to secure our repurchase agreements, collateralized debt obligations and borrowings under our secured revolving credit facility. The fair value of the available for sale securities that we pledged as collateral as of March 31, 2008 is summarized as follows:

Pledged as Collateral:	March 31, 2008
For borrowings under repurchase agreements(1)	$471,720
For borrowings under collateralized debt obligations	255,999
For borrowings under secured revolving credit facility, related party	15,479

Total	$743,198

(1)
Includes $393,566 of Agency MBS included in Due from broker as of March 31, 2008.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

4. AVAILABLE FOR SALE SECURITIES (Continued)

        The aggregate estimated fair values, by underlying credit rating, of our available for sale securities as of March 31, 2008 was as follows:

	March 31, 2008
Security Rating	Estimated Fair Value	Percentage
AAA	$—	—%
AA	—	—
A	—	—
BBB	143,344	40.32
BB	84,861	23.87
B	71,937	20.23
CCC	9,085	2.56
CC	—	—
C	335	0.09
Not rated	45,966	12.93

Total	$355,528	100.00%

        The face amount and net unearned discount on our investments as of March 31, 2008 was as follows:

Description:	March 31, 2008
Face amount	$1,180,806
Net unearned discount	(825,515)

Amortized cost	$355,291

        For the three months ended March 31, 2008 the three months ended March 31, 2007, net discount on available for sale securities accreted into interest income totaled $7,668 and $3,201, respectively.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

4. AVAILABLE FOR SALE SECURITIES (Continued)

        The following is a summary of our CMBS investments as of March 31, 2008:

	Gross Unrealized				Weighted Average
Security Rating	Amortized Cost	Gains	Losses	Estimated Fair Value	Coupon	Book Yield	Market Yield(1)	Term (yrs)
AAA	$—	$—	$—	$—	—%	—%	—%	—
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	124,433	—	—	124,433	5.70	18.03	17.81	8.45
BB	66,335	—	—	66,335	5.06	21.54	21.57	8.67
B	39,270	—	—	39,270	5.00	25.67	26.07	9.47
CCC	3,088	—	—	3,088	4.69	21.22	35.74	7.97
CC	—	—	—	—	—	—	—	—
C	—	—	—	—	—	—	—	—
Not rated	37,986	—	—	37,986	5.08	29.82	37.11	10.46

Total CMBS	$271,112	$—	$—	$271,112	5.25	21.68	22.83	8.93

(1)
Market yield is calculated on a non-loss adjusted basis (i.e., not taking into account assumed defaults).

        Residential Mortgage Backed Securities ("RMBS")—Our investments include RMBS, which are securities that represent participations in, and are secured by or payable from, mortgage loans secured by residential properties. Our RMBS investments include Non-Agency pass-through certificates which are rated classes in senior/ subordinated structures ("Non-Agency RMBS").

        The following is a summary of our Non-Agency RMBS investments as of March 31, 2008:

	Gross Unrealized				Weighted Average
Security Rating	Amortized Cost	Gains	Losses	Estimated Fair Value	Coupon	Book Yield	Market Yield(1)	Term (yrs)
AAA	$—	$—	$—	$—	—%	—%	—%	—
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	18,860	51	—	18,911	4.47	21.82	51.51	3.31
BB	18,373	33	—	18,406	5.25	47.03	57.20	4.83
B	32,599	68	—	32,667	5.73	74.68	90.83	4.89
CCC	5,997	—	—	5,997	4.44	119.50	217.93	2.51
CC	—	—	—	—	—	—	—	—
C	335	—	—	335	6.44	—	—	1.47
Not rated	7,870	85	—	7,955	5.34	116.46	160.26	3.92

Total Non-Agency RMBS	$84,034	$237	$—	$84,271	5.29	63.59	89.90	4.25

(1)
Market yield is calculated on a non-loss adjusted basis (i.e., not taking into account assumed defaults).

        Other Securities—We invested in the preferred stock of Millerton I CDO with an estimated fair value of $120 as of March 31, 2008, and the preferred stock of Millerton II CDO with an estimated fair

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

4. AVAILABLE FOR SALE SECURITIES (Continued)

value of $25 as of March 31, 2008. The preferred stock of Millerton I CDO was rated Ba3 and the preferred stock of Millerton II CDO was not rated at March 31, 2008.

        Unrealized Losses—We did not own available for sale securities with unrealized losses as of March 31, 2008.

        Other Than Temporary Impairments—For the three months ended March 31, 2008, we recorded an impairment charge totaling $67,154 on 84 RMBS, 44 CMBS and two preferred stock investments, which was reclassified out of other comprehensive income. The impairment of 55 of the 84 RMBS and two of the 44 CMBS, totaling $22,330 and $748, respectively, is attributed to the decline in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets. The impairment of the remaining 29 of the 84 RMBS, 42 of the 44 CMBS and both of the preferred stock investments, totaling $12,151, $30,930 and $995, respectively, is attributed to other than temporary declines in market values and is primarily a consequence of wider spreads affecting market values of the securities. At March 31, 2008, we still owned all 130 of the investments that we impaired during 2008.

        For the three months ended March 31, 2007, we recorded an impairment charge totaling $635 on four RMBS, which was reclassified out of other comprehensive income. The impairment of these four RMBS is attributed to the decline in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets.

        Sale of Available for Sale Securities—During the three months ended March 31, 2008, we sold 40 securities for proceeds of $475,888 and realized a gain of $2,517 and we sold 33 securities for proceeds of $702,469 and realized a loss of $6,302. As of March 31, 2008, we were owed $393,566 for our sale of 23 securities on or prior to March 31, 2008 that settled after March 31, 2008.

5. REAL ESTATE LOANS AND REAL ESTATE LOANS HELD FOR SALE

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

5. REAL ESTATE LOANS AND REAL ESTATE LOANS HELD FOR SALE (Continued)

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

        The following is a summary of our real estate loans as of March 31, 2008 and December 31, 2007:

Loan Type	Number of Loans	Face Value	Carrying Value	Weighted Average Interest Rate	Maturity Range	Weighted Average Years to Maturity
March 31, 2008
Whole loans	1	$2,522	$2,504	6.36%	11/2009	1.7
Construction loans	2	23,370	16,370	11.98	5/2008–7/2008	0.2
Mezzanine loans	3	31,923	31,894	9.38	10/2008–8/2016	6.8

	6	$57,815	$50,768	10.30	5/2008–8/2016	3.9

December 31, 2007
Whole loans	14	$116,559	$118,015	5.73%	11/2009–8/2016	7.4
Construction loans	2	25,370	20,872	12.49	5/2008–7/2008	0.4
Mezzanine loans	3	31,923	31,893	9.78	10/2008–8/2016	7.1

	19	$173,852	$170,780	7.46	5/2008–8/2016	6.3

        The carrying values of our real estate loans as of March 31, 2008 and December 31, 2007 include unamortized underwriting fees of $54 and $192, respectively.

        In 2005, we originated a $9,450 mezzanine construction loan to develop luxury residential condominiums in Portland, Oregon. In September 2007, we entered into an agreement with the borrower and the senior lender to increase both the mezzanine construction loan and the senior loan that requires additional capital contributions from the project equity holder to cover the remaining costs to complete the project. The mezzanine construction loan bears interest at an annual rate of 16% and had a maturity date of November 2007, which was subsequently extended until May 2008. Under the amended agreement governing the terms of the loan, interest on the loan was paid in cash through March 2006, was capitalized through September 2007, and was contracted to be paid in cash through May 2008 under the terms of the amendment. The loan was placed on non-accrual status as of January 1, 2008 as we have received no interest payments during the three months ended March 31, 2008. We did not make any additional advances during the three months ended March 31, 2008.

        Currently, the borrower has defaulted on the senior and mezzanine loans as of May 1, 2008 and we and the senior lender are working with the borrower to address these defaults in a manner that

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

5. REAL ESTATE LOANS AND REAL ESTATE LOANS HELD FOR SALE (Continued)

permits the project to be completed and permits for the maximization of recovery under the senior and mezzanine loans.

        The financing structures that we offer to the borrowers on certain of our loans involve the creation of entities that could be deemed VIEs and therefore, could be subject to FIN 46R. The September 2007 agreement to provide additional financing discussed above triggered a reconsideration event under FIN 46R. This loan was determined to be a VIE; however, we concluded that we are not the primary beneficiary. Our maximum exposure to loss under this agreement as of March 31, 2008 totaled $6,770.

        Currently, the projected total costs to complete the project have increased from $41,400 to $59,443, including capitalized interest. As of March 31, 2008, of the 70 units available, 35 units have been sold and ten additional units are under contract.

        We have evaluated the financial merits of the project by reviewing the projected unit sales and estimated construction costs and evaluating other collateral available to us (and the expected cost of realizing any recovery on that collateral) under the terms of the loan. We believe that it is probable that we will not recover the entire loan balance, including the capitalized interest, through the satisfaction of future cash flows from sales and other available collateral. Accordingly, based on our analysis, we recorded a provision for loan loss of $4,500 related to this loan during the year ended December 31, 2007 and an additional provision for loan loss of $2,500 related to this loan during the three months ended March 31, 2008 due to the failure of the closure of pending condominium sales, combined with currently declining condominium sale prices in the Portland, Oregon area. We will continue to monitor the status of this loan. However, housing prices, in particular condominium prices, may continue to fall, unit sales may continue to lag projections and construction costs may continue to increase, all of which may increase the risk that we will realize additional losses on this loan. No assurance can be given that we will not be required to record additional loan loss reserves with respect to this loan in the future depending on the borrower's ability to complete the project without additional cost overruns. In the event that we determine that it is probable that we will not be able to recover the current carrying value of this loan, additional loan loss reserves will be recorded.

Real Estate Loans Held for Sale

        As of March 31, 2008, we have committed to sell, or we have the intent and ability to sell in the near future, certain of our real estate loans and therefore, we have classified them as held for sale. The following is a summary of our real estate loans held for sale as of March 31, 2008:

Loan Type	Number of Loans	Face Value	Carrying Value	Weighted Average Interest Rate	Maturity Range	Weighted Average Years to Maturity
Whole loans	13	$112,487	$107,345	5.65%	11/2012–8/2016	7.3

        In connection with the real estate loans classified as held for sale, we recorded $6,563 of loan loss on our consolidated statements of operations as these real estate loans are now carried at their fair value.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

5. REAL ESTATE LOANS AND REAL ESTATE LOANS HELD FOR SALE (Continued)

        The maturities of our real estate loans, including those held for sale, as of March 31, 2008 are as follows: $25,286 in 2008, $4,268 in 2009, $2,979 in 2010, $3,292 in 2011, $7,858 in 2012 and $119,619 thereafter.

        We pledged our real estate loans, including those held for sale, to secure our senior mortgage backed notes and secured revolving credit facility. The fair value of the real estate loans that we pledged as collateral as of March 31, 2008 is summarized as follows:

Pledged as Collateral:	March 31, 2008
For borrowings under senior mortgage-backed notes, related party	$107,345
For borrowings under secured revolving credit facility, related party	27,028

Total	$134,373

6. COMMERCIAL REAL ESTATE

        The components of commercial real estate as of March 31, 2008 are as follows:

March 31, 2008
Land	$17,428
Buildings and improvements	222,045

Commercial properties	239,473
Less: Accumulated depreciation	(6,336)

Total	$233,137

        The depreciation expense related to commercial real estate included in the operating results for the three months ended March 31, 2008 and 2007 was $1,626 and $158, respectively.

        The following is a schedule of future minimum rent payments to be received under the leases at the three properties owned:

Rent Payments
Remainder of 2008	$8,364
2009	11,373
2010	11,600
2011	11,832
2012	12,068
Thereafter	126,461

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

7. OTHER INVESTMENTS

        The components of other investments as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Investment in trust preferred securities	$1,550	$1,550
Interest in equity investment	—	36,211

Total other investments	$1,550	$37,761

        The interest in equity investment represents an investment in a private equity fund that invests in real estate investments. The fund is managed by an affiliate of our Manager and the investment was approved by the independent members of our board of directors. In addition to the initial investment of $28,462 in January 2007, we agreed to a future capital commitment of $10,392. Certain distributions from the private equity fund are classified as recallable by the fund. In March 2008, we sold our interest in the fund to an affiliate of our Manager and incurred no gain or loss. The sale was approved by the independent members of our board of directors. As of March 31, 2008, we had no further capital commitment to the private equity fund. Distributions from the fund totaled $426 and $652 for the three months ended March 31, 2008 and 2007, respectively. Income from the interest in equity investment for the three months ended March 31, 2008 and 2007 can be broken down in the following components:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Income from equity investment before management and promote fees	$123	$849
Management fee	(30)	—
Promote fee	(133)	—

Income (loss) from equity investment	$(40)	$849

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

8. INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES

        The intangible assets and liabilities arose on the acquisition of the commercial real estate properties in March 2007 and September 2007. As of March 31, 2008, the components of intangible assets are as follows:

	March 31, 2008	Weighted Average Life (Years)
Lease origination costs	$82,228	13.8
Below-market ground lease	2,919	58.0
Mineral rights	303

Total	85,450
Less: Accumulated amortization	(5,685)

Intangible assets	$79,765

        The amortization of lease origination costs for the three months ended March 31, 2008 and 2007 was $1,396 and $153, respectively, and is included in depreciation and amortization expense. The amortization of below-market ground lease, which is included in commercial real estate expenses, for the three months ended March 31, 2008 and 2007 was $12 and $0, respectively. The estimated amortization of these intangible assets is $5,633 per year for each of the next five years.

        Below market leases, net of amortization, which are classified as intangible liabilities, are $76,375 as of March 31, 2008. The amortization of intangible liabilities included in rental income for the three months ended March 31, 2008 and 2007 was $1,370 and $1, respectively. The estimated amortization is $5,480 per year for each of the next five years.

9. DEBT AND OTHER FINANCING ARRANGEMENTS

        The following is a summary of our debt as of March 31, 2008 and December 31, 2007:

Type of Debt:	March 31, 2008	December 31, 2007
Repurchase agreements	$408,677	$1,276,121
Collateralized debt obligations	182,769	486,608
Senior mortgage-backed notes, related party	99,143	99,815
Junior subordinated notes held by trust that issued trust preferred securities	51,550	51,550
Mortgages payable	219,380	219,380
Secured revolving credit facility, related party	48,220	67,319

Total Debt	$1,009,739	$2,200,793

        Repurchase Agreements—As of March 31, 2008, we had entered into master repurchase agreements with various counterparties to finance our asset purchases on a short term basis. Under these

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

agreements, we sell our assets to the counterparties and agree to repurchase those assets on a certain date at a repurchase price generally equal to the original sales price plus accrued interest. The counterparties will purchase each asset financed under the facility at a percentage of the asset's value on the date of origination, which is the purchase rate, and we will pay interest to the counterparty at short term interest rates (usually based on one-month LIBOR) plus a pricing spread. We have agreed to a schedule of purchase rates and pricing spreads with these counterparties that generally are based upon the class and credit rating of the asset being financed. The facilities are recourse to us. For financial reporting purposes, we characterize all of the borrowings under these facilities as balance sheet financing transactions.

        Under the repurchase agreements, we are required to maintain adequate collateral with these counterparties. If the market value of the collateral we have pledged declines, then the counterparty may require us to provide additional collateral to secure our obligations under the repurchase agreement. As of March 31, 2008, we were required to provide additional collateral in the amount of $2,340, which is included in restricted cash on the balance sheet.

        As of March 31, 2008, we had repurchase agreements outstanding in the amount of $408,677 with a weighted average borrowing rate of 3.28%. As of March 31, 2008, the repurchase agreements had remaining weighted average maturities of 16 days and are summarized below:

Repurchase Counterparty	Outstanding Balance	Fair Value of Collateral	Weighted Average Borrowing Rate	Maturity Range (days)
Bear, Stearns & Co. Inc.	$104,604	$140,146	3.20%	16–21
Credit Suisse First Boston LLC/Credit Suisse (Europe) Limited	207,991	218,183	3.41%	15–28
Deutsche Bank Securities Inc.	73,707	80,083	3.02%	17–23
Goldman, Sachs & Co.	570	950	5.34%	1
Lehman Brothers Inc.	1,907	5,687	4.37%	3
Morgan Stanley & Co., Incorporated	19,898	29,012	3.10%	17–28

Total	$408,677	$474,061	3.28%	1–28

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

        As of March 31, 2008, the maturity ranges of our outstanding repurchase agreements segregated by our available for sale securities are as follows:

	Up to 30 days	31 to 90 days	Over 90 days	Total
CMBS	$25,366	$—	$—	$25,366
Agency MBS(1)	380,607	—	—	380,607
Non-Agency RMBS	2,704	—	—	2,704

Total	$408,677	$—	$—	$408,677

    (1)
    Repaid in full upon settlement of amounts due from broker.

        Collateralized Debt Obligations—In November 2005, we issued approximately $377,904 of CDOs ("CDO I") through two newly-formed subsidiaries, Crystal River CDO 2005-1, Ltd. (the "2005 Issuer") and Crystal River CDO 2005-1 LLC (the "2005 Co-Issuer"). CDO I consists of $227,500 of investment grade notes and $67,750 of non-investment grade notes, each with a final contractual maturity date of March 2046, which were co-issued by the 2005 Issuer and the 2005 Co-Issuer, and $82,654 of preference shares, which were issued by the 2005 Issuer. We retained all of the non-investment grade securities, the preference shares and the common shares in the 2005 Issuer. The 2005 Issuer holds assets, consisting primarily of whole loans, CMBS and RMBS, which serve as collateral for CDO I. Investment grade notes in the aggregate principal amount of $217,500 were issued with floating coupons with a combined weighted average interest rate of three-month LIBOR plus 0.58%, and these notes were hedged at an annual rate of 5.068% to protect CDO I from increases in short-term interest rates. In addition, $10,000 of investment grade notes were issued with a fixed coupon rate of 6.02%. CDO I may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of CDO I. Thereafter, CDO I's securities will be retired in sequential order from the senior-most to junior-most as loans are repaid. We incurred approximately $5,906 of issuance costs, which is amortized over the average life of CDO I. The 2005 Issuer and 2005 Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. As of March 31, 2008, CDO I was collateralized by available for sale securities with fair values of $92,935 and the fair value of the investment grade notes that it issued that are held by third parties was $53,006. As of January 1, 2008, we elected the fair value option under SFAS 159 for our collateralized debt obligations.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

The 2006 Issuer initially held cash totaling $58,600 that was designated for the future funding of additional investments, all of which was invested during 2007. We retained all of the non-investment grade securities, the preference shares and the common shares in the 2006 Issuer. The 2006 Issuer holds assets, consisting of CMBS, which serve as collateral for CDO II. Investment grade notes in the aggregate principal amount of $324,956 were issued with floating coupons with a combined weighted average interest rate of three-month LIBOR plus 0.57%, and these notes were hedged at an annual rate of 4.955% to protect CDO II from increase in short-term interest rates. We incurred approximately $6,006 of issuance costs, which is being amortized over the average life of CDO II. The 2006 Issuer and the 2006 Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. As of March 31, 2008, CDO II was collateralized by available for sale securities with a fair value of $163,064 and the fair value of the investment grade notes that it issued that are held by third parties was $129,763. As of January 1, 2008, we elected the fair value option under SFAS 159 for our collateralized debt obligations.

        Senior Mortgage-Backed Notes, Related Party—In April 2007, we issued $115,000 of senior mortgage-backed notes through a newly-formed subsidiary, CRZ ABCP Financing LLC. We retained $9,250 of senior subordinated mortgage-backed notes and $4,250 of subordinated mortgage-backed notes. CRZ ABCP Financing LLC holds assets, consisting of commercial whole mortgage loans, which serve as collateral for the mortgage-backed notes. Senior mortgage-backed notes in the aggregate principal amount of $101,500 were issued to an affiliate of our Manager with floating coupons with an interest rate of three-month LIBOR plus 0.35%. The holder of the senior mortgage-backed notes has the ability to charge us to the extent that its cost of funding exceeds the interest rate paid on the senior mortgage-backed notes. Interest on the senior mortgage-backed notes is payable monthly. The senior mortgage-backed notes mature in April 2017 and the outstanding principal is due at maturity. Early repayments or sales of the underlying mortgage loans require repayment of a portion of the senior mortgage-backed notes. The senior mortgage-backed notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the senior mortgage-backed notes issued were used to repay outstanding debt under our repurchase agreements. As of March 31, 2008, the mortgage-backed notes were collateralized by real estate loans with a carrying value of $107,345. We incurred financing costs of $611, which have been deferred and are being amortized over the term of the senior mortgage-backed notes.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

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

        Revolving Credit Facility—In August 2007, we entered into a $100,000 unsecured 364-day credit facility with Brookfield US Corporation (f/k/a Brascan (U.S.) Corp.), an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100,000 in the aggregate and expires in May 2009. On March 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth and to eliminate the financial covenants relating to minimum net income (as defined in the facility), a maximum leverage ratio and interest rate sensitivity. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendments were approved by the independent members of our board of directors. The credit agreement contains customary representations, warranties and covenants, including covenants limiting dividends, liens, mergers, asset sales and other fundamental changes. In addition, the credit agreement contains additional covenants, which include maintaining a certain minimum net worth. We incurred financing costs of $8, which have been deferred and are being amortized over the term of the secured revolving credit facility.

        Restrictive Covenants and Maturities—Certain of our repurchase agreements and our revolving credit facility contain financial covenants, including maintaining our REIT status and maintaining a specific net asset value or worth. We were in compliance with all of such financial covenants as of March 31, 2008.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

        Interest Expense—Interest expense is comprised of the following:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Interest on repurchase agreements	$11,570	$34,899
Interest on interest rate swap agreements	505	(2,882)
Interest on CDO notes	5,709	6,830
Interest on senior mortgage-backed notes, related party	1,030	—
Interest on mortgage payable	3,096	365
Interest on junior subordinated notes	990	100
Interest on secured revolving credit facility, related party	1,170	—
Amortization of deferred financing costs	198	621
Other	—	186

Total interest expense	$24,268	$40,119

        Interest payable is comprised of the following:

	March 31, 2008	December 31, 2007
Interest on repurchase agreements	$800	$6,662
Interest on CDO notes	799	1,216
Interest in senior mortgage-backed notes, related party	131	224
Interest in mortgages payable	1,055	223
Interest on junior subordinated notes	671	671
Interest on secured revolving credit facility, related party	154	260

Total interest payable	$3,610	$9,256

10. COMMITMENTS AND CONTINGENCIES

        We invest in real estate construction loans. During the three months ended March 31, 2008, we made no advances under these commitments. As of March 31, 2008, we had outstanding commitments to fund real estate construction loans of $999.

        In January 2007, we made a $28,462 investment in a private equity fund that invests in real estate investments. The fund is managed by an affiliate of our Manager and the investment was approved by the independent members of our board of directors. In connection with that investment, we agreed to a future capital commitment of $10,392. Certain distributions from the private equity fund may be recalled by the fund's manager for reinvestment purposes. During March 2008, we sold our investment

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

10. COMMITMENTS AND CONTINGENCIES (Continued)

in the private equity fund to an affiliate of our Manager and the purchaser of our investment assumed our unfunded capital commitment. Accordingly, as of March 31, 2008, we had no further commitment with respect to this investment.

11. RISK MANAGEMENT TRANSACTIONS

        Our objectives in using derivatives include reducing our exposure to interest expense movements through our use of interest rate swaps, reducing our exposure to foreign currency movements through our use of foreign currency swaps, and generating additional yield for investing through our use of credit default swaps.

        The fair value of our derivatives as of March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
Derivative Assets:
Interest rate swaps	$—	$370
Interest rate caps	4	16
Interest receivable—swaps	6	174

Total derivative assets	$10	$560

Derivative Liabilities:
Interest rate swaps	$36,917	$24,736
Credit default swaps	15,202	32,908
Interest payable—swap	973	4,085
Other	453	—

Total derivative liabilities	$53,545	$61,729

        The notional amount of our interest rate swap open positions and interest rate cap open positions as of March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	December 31, 2007
Interest rate swaps on reverse repurchase agreements	$87,000	$479,388
Interest rate caps on reverse repurchase agreements	200,000	200,000
Interest rate swaps on mortgage-backed notes	108,374	109,045
Interest rate swaps on CDO notes	50,413	50,413
Interest rate swaps on CDO II notes	240,467	240,467

	$686,254	$1,079,313

        As of March 31, 2008 and December 31, 2007, we had unhedged repurchase agreements totaling $121,677 and $596,733, respectively.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

11. RISK MANAGEMENT TRANSACTIONS (Continued)

        The change in unrealized gains (loss) on interest rate swaps and caps designated as cash flow hedges is separately disclosed in the statement of changes in stockholders' equity. As of March 31, 2008 and March 31, 2007, unrealized gains (losses) aggregating $(20,220) and $5,053, respectively, on active cash flow hedges were recorded in accumulated other comprehensive income (loss). The net deferred losses on settled swaps for the three months ended March 31, 2008 and 2007 were $11,576 and $2,738, respectively, and are being amortized into earnings through interest expense.

        As a result of the sale of our Agency MBS portfolio and related repayment of our repurchase agreements, as of March 31, 2008 we determined that is was no longer probable that the future repurchase agreements that certain of our interest rate swaps were hedging would occur. As a result, we reclassified $9,666 of realized and unrealized loss out of accumulated other comprehensive income (loss) into realized and unrealized gain (loss) in the consolidated statement of operations.

        For the three months ended March 31, 2008 and 2007, the amount of net realized losses on settled and active swaps amortized from accumulated other comprehensive income (loss) into earnings was $145 and $390, respectively.

        The components of net realized and unrealized loss on derivatives are as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Realized/unrealized losses on credit default swaps ("CDS")	$(12,542)	$(5,367)
Realized/unrealized losses on foreign currency swaps ("FCS")	—	(1,654)
Unrealized losses on hedge ineffectiveness	(10,789)	(1,174)
Unrealized losses on economic hedges not designated for hedge accounting	(7,688)	(464)
Net realized losses on settlement of interest rate swaps	(12,510)	(182)
Premium earned on CDS	202	375
Swap transaction expense	(55)	(143)

Net realized and unrealized losses on derivatives	$(43,382)	$(8,609)

        As of March 31, 2008 and December 31, 2007, we were required to provide collateral in respect of our interest rate swaps in the amount of $7,144 and $18,276, respectively, which is included in restricted cash on the balance sheet.

        The maturities of the notional amounts of our interest rate swaps and caps outstanding as of March 31, 2008 are as follows: $40,000 in 2008, $200,000 in 2009, $50,413 in 2013, $14,000 in 2015, $20,000 in 2016, $13,000 in 2017, $240,467 in 2018, and $108,374 in 2020.

        As of March 31, 2008 and December 31, 2007, we held various credit default swaps, as the protection buyer and seller, with notional amounts of $20,000 and $75,000, respectively. A credit

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

11. RISK MANAGEMENT TRANSACTIONS (Continued)

default swap ("CDS") is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard CDS contract, one party, referred to as the protection buyer, purchases credit default protection from another party, referred to as the protection seller, for a specific notional amount of obligations of a reference entity. In these transactions, the protection buyer pays a premium to the protection seller. The premium generally is paid monthly in arrears, but may be paid in full up front in the case of a CDS with a short maturity. Generally, if a credit event occurs during the term of the CDS, the protection seller pays the protection buyer the notional amount and takes delivery of the reference entity's obligation. CDS are generally unconditional, irrevocable and non-cancelable. During the three months ended March 31, 2008, we closed out six CDS on single names in an aggregate notional amount of $55,000, with a realized loss of approximately $30,249, of which $19,780 was accrued in 2007 as an unrealized loss. As of March 31, 2008, we had posted cash of $15,202 as collateral in connection with our single name CDS, which is included in restricted cash on the balance sheet.

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

        In March 2005, we adopted a Long-Term Incentive Plan (the "Plan") which provides for awards under the Plan in the form of stock options, stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, deferred stock units and other performance awards. Our Manager and our officers, employees, directors, advisors and consultants who provide services to us are eligible to receive awards under the Plan. The Plan has a term of 10 years and, based on awards since adoption, limits awards through December 31, 2008 to a maximum of 2,502,180 shares of common stock. For subsequent periods, the maximum number of shares of common stock that may be subject to awards granted under the Plan can increase by 10% of the difference between the number of shares of common stock outstanding at the end of the current calendar year and the prior calendar year. In no event will the total number of shares that can be issued under the Plan exceed 10,000,000.

        In connection with the Plan, a total of 84,000 shares of restricted common stock and 126,000 stock options (exercise price of $25 per share) were granted to our Manager in March 2005. The Manager subsequently transferred these shares and options to certain of its officers and employees, certain of our directors and other individuals associated with our Manager who provide services to us. The restrictions on the restricted common stock lapse and full rights of ownership vest for one-third of the restricted shares and options on each of the first three anniversary dates of issuance. Vesting is

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

12. STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE PLAN (Continued)

predicated on the continuing involvement of our Manager in providing services to us. In addition, 3,500 shares of unrestricted stock were granted to the independent members of our board of directors in March 2005 in lieu of cash remunerations. The independent members of our board of directors fully vested in the shares on the date of grant.

        During the three months ended March 31, 2008, we issued 8,637 deferred stock units to certain independent members of our board of directors. Of these amounts, 6,568 deferred stock units were issued in lieu of cash remunerations. These independent members of our board of directors fully vested in the deferred stock units at the date of grant.

        The fair value of unvested shares of the restricted stock issued to our Manager, directors and employees of our Manager's affiliates as of March 31, 2008 was $18, and the fair value of unvested stock options granted as of March 31, 2008 was $0 ($0 per share). For the three months ended March 31, 2008 and 2007, $(8) and $319, respectively, was expensed relating to the amortization of the restricted stock and the stock options. For the three months ended March 31, 2008 and 2007, $114 and $120, respectively, was expensed relating to the amortization of deferred stock units.

        The Binomial option pricing model was used for pricing our stock options with the following assumptions as of March 15, 2008 and December 31, 2007:

	March 15, 2008(1)	December 31, 2007
Strike price	$25.00	$25.00
Dividend yield	25.61%	19.67%
Expected volatility	35.0%	31.0%
Risk free interest rate	5.0%	5.0%
Expected life of options	6 years	6 years

    (1)
    March 15, 2008 represents the vesting date of all outstanding stock options.

        Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our stock options have characteristics that are significantly different from those of traded options and changes in the subjective input assumptions could materially affect the fair value estimate.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

12. STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE PLAN (Continued)

        Accumulated other comprehensive loss for the three months ended March 31, 2008 and 2007 was comprised of the following:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Net unrealized gains (losses) on available for sale securities	$85	$(17,553)
Net realized and unrealized gains (losses) on interest rate swap and cap agreements accounted for as cash flow hedges	(20,220)	4,408

Total accumulated other comprehensive loss	$(20,135)	$(13,145)

        Total comprehensive loss totaled $140,670 and $18,813 for the three months ended March 31, 2008 and 2007, respectively.

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

        As of March 31, 2008, the mortgage loans in the underlying collateral pools for all securities we owned were secured by properties predominantly in California (15%), Florida (6%), Arizona (9%), New York (12%) and Texas (11%). All other states or countries comprise individually less than 5% as of March 31, 2008.

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

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

14. RELATED PARTY TRANSACTIONS (Continued)

        In addition, under the Agreement, our Manager earns a quarterly incentive fee equal to 25% of the amount by which the quarterly net income per share, as defined in the Agreement (which principally excludes the effect of stock compensation and the unrealized change in derivatives), exceeds an amount equal to the product of the weighted average of the price per share of the common stock we issued in the Private Offering and in the Public Offering and the price per share of common stock in any subsequent offerings by us, multiplied by the higher of (i) 2.4375% or (ii) 25% of the then applicable 10 year Treasury note rate plus 0.50%, multiplied by the then weighted average number of outstanding shares for the quarter. The incentive fee is paid quarterly. The Agreement provides that 10% of the incentive management fee is to be paid in shares of our common stock (providing that such payment does not result in our Manager owning directly or indirectly more than 9.8% of our issued and outstanding common stock) and the balance is to be paid in cash. Our Manager may, at its sole discretion, elect to receive a greater percentage of its incentive management fee in shares of our common stock. The incentive management fees included in our consolidated statements of operations that were incurred during the three months ended March 31, 2008 and 2007 were $0 and $124, respectively. In accordance with the Agreement, we issued to our Manager shares of our common stock in respect of 10% of such incentive management fees, which totaled 0 shares and 445 shares for the three months ended March 31, 2008 and 2007, respectively.

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

        We issued to our Manager 84,000 shares of our restricted common stock and granted options to purchase 126,000 shares of our common stock for a 10 year period at a price of $25 per share in March 2005. We issued to one of our executive officers 30,000 shares of restricted common stock in March 2006. 10,000 of such shares vested on March 15, 2007 and the remaining 20,000 shares were forfeited in April 2007 when the executive officer to whom such shares were issued resigned from his position with us. We issued to one of our directors 2,000 shares of restricted stock in November 2006 and 2,000 shares of restricted stock in May 2007, both of which vest on the first anniversary of the date of issuance. For the three months ended March 31, 2008 and 2007, the base management expense was $694 and $2,050, respectively. Included in the management fee expense for the three months ended March 31, 2008 and 2007 is $(27) and $303, respectively, of amortization of stock-based compensation related to restricted stock and options granted.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

14. RELATED PARTY TRANSACTIONS (Continued)

        The Agreement provides that we are required to reimburse our Manager for certain expenses incurred by our Manager on our behalf provided that such costs and reimbursements are no greater than that which would be paid to outside professionals or consultants on an arm's length basis. For the three months ended March 31, 2008 and 2007, we were not charged any reimbursable costs by our Manager.

        In January 2007, we purchased a $28,462 investment in BREF One, LLC (the "Fund"), a real estate finance fund sponsored by Brookfield Asset Management, and incurred a $10,392 unfunded capital commitment to the Fund. The acquisition was made from two subsidiaries of Brookfield Asset Management. During the quarter ended March 31, 2008, we sold our interest in the Fund to an affiliate of our Manager and the purchaser assumed our unfunded capital commitment. In addition, loss from the equity investment in the Fund for the three months ended March 31, 2008 was $40.

        The following amounts from related party transactions are included in our consolidated statements of operations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31. 2008	Three Months Ended March 31, 2007
Interest income from real estate loans to related parties	$—	$600
Interest expense on indebtedness to related parties	2,200	2,121
Interest income from rent enhancement receivables from related parties	233	20
Income (loss) from equity investment in private investment fund managed by related party	(40)	849

        The following amounts from related party transactions are included in our consolidated balance sheets as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Interest payable on indebtedness to related parties	$285	$483
Rent enhancement receivable from related parties	15,665	16,311
Investment in private investment fund managed by related party	—	36,211
Senior mortgage-backed notes, related party	99,143	99,815
Secured revolving credit facility, related party	48,220	67,319

        We and our Manager have entered into sub-advisory agreements with other affiliated entities and the fees payable under such agreements will be paid from any management fees earned by our Manager. In addition, certain of these affiliated sub-advisory entities introduced investments to us for purchase that we acquired for a total of $0 and $262,705 during the three months ended March 31,

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

14. RELATED PARTY TRANSACTIONS (Continued)

2008 and 2007, respectively. The purchase price of two commercial real estate properties that we purchased during the three months ended March 31, 2007 from an affiliate of our Manager, at a total cost of $234,243, were determined as part of a competitive bid process, and the purchase price of our investment in a private equity fund managed by an affiliate of our Manager, at a total initial cost of $28,462, was acquired at its book value assuming hypothetical liquidation. All such acquisitions were approved in advance by the independent members of our board of directors.

15. EARNINGS PER SHARE

        The following table sets forth the calculation of Basic and Diluted EPS for the three months ended March 31, 2008 and 2007 (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Net Loss	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic EPS:
Net earnings (loss) per share of common stock	$(137,686)	24,750,048	$(5.56)	$7,544	25,043,565	$0.30
Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	—		—	—

Diluted EPS:
Net earnings (loss) per share of common stock and assumed conversions	$(137,686)	24,750,048	$(5.56)	$7,544	25,043,565	$0.30

        As of March 31, 2008 and March 31, 2007, options to purchase a total of 130,000 shares of common stock have been excluded from the computation of diluted EPS as they were determined to be antidilutive.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2008

(in thousands, except share and per share data)
(unaudited)

16. SEGMENT REPORTING

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

        Our Securities, Loans and Other segment includes all of our investment activities related to securities, real estate loans and equity investments. Our Commercial Real Estate segment includes all of our activities related to the ownership and leasing of the three commercial real properties.

        The following table summarizes our segment reporting for the three months ended March 31, 2008 and 2007 and our total assets as of March 31, 2008 and December 31, 2007:

	Securities, Loans and Other	Commercial Real Estate	Total
Three months ended March 31, 2008
Total revenues	$43,218	$5,662	$48,880
Interest expense	21,172	3,096	24,268
Depreciation and amortization expense	—	3,022	3,022
Total expenses	32,269	6,559	38,828
Income (loss) before other revenues (expenses)	10,949	(897)	10,052
Net loss	(136,789)	(897)	(137,686)
Three months ended March 31, 2007
Total revenues	$57,229	$548	$57,777
Interest expense	39,754	365	40,119
Depreciation and amortization expense	—	311	311
Total expenses	43,416	686	44,102
Income (loss) before other revenues (expenses)	13,813	(138)	13,675
Net income (loss)	7,682	(138)	7,544
March 31, 2008
Total assets	$962,395	$332,212	$1,294,607
December 31, 2007
Total assets	$2,143,727	$335,711	$2,479,438

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

Overview

        We are a specialty finance company formed on January 25, 2005 by Hyperion Brookfield Asset Management, Inc., which we refer to as Hyperion Brookfield, to invest in commercial real estate, real estate loans, real estate related securities, such as commercial and residential mortgage-backed securities, and various other asset classes. We commenced operations in March 2005. We have elected and qualified to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005 and expect to qualify as a REIT in subsequent tax years. We invest in commercial real estate and financial assets and intend to construct an investment portfolio that is leveraged where appropriate to seek to achieve attractive risk-adjusted returns and that is structured to comply with the various federal income tax requirements for REIT status and to qualify for an exclusion from regulation under the Investment Company Act of 1940, which we refer to as the Investment Company Act. Our current focus is on the following asset classes:

  •
  Commercial real estate;

  •
  Whole mortgage loans, bridge loans, B Notes and mezzanine loans;

  •
  Commercial real estate-related securities (principally CMBS), Agency MBS and RMBS; and

  •
  Other ABS, including CDOs and consumer ABS.

        We completed a private offering of 17,400,000 shares of our common stock in March 2005 in which we raised net proceeds of approximately $405.6 million. We completed our initial public offering of 7,500,000 shares of our common stock, which we refer to as our IPO, in August 2006 in which we raised net proceeds of approximately $158.6 million. We have fully invested the proceeds from the March 2005 private offering and our IPO, and, as of March 31, 2008, have a portfolio of commercial real estate, MBS and other investments of approximately $748.3 million, which we may reallocate from time to time to achieve our optimal portfolio allocation for prevailing market conditions. We are externally managed by Hyperion Brookfield Crystal River Capital Advisors, LLC, which we refer to as Hyperion Brookfield Crystal River or our Manager. Hyperion Brookfield Crystal River is a wholly-owned subsidiary of Hyperion Brookfield.

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

        A variety of industry and economic factors may impact our financial condition and operating performance. These factors include:

  •
  interest rate trends,

  •
  delinquency and loss trends in our commercial real estate, CMBS and RMBS investments,

  •
  rates of prepayment on mortgages underlying our MBS,

  •
  valuation of residential and commercial properties,

  •
  competition, and

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

Our Business Model

        Our interest, dividend and rental income net of interest expense, which we refer to as our net investment income, is generated primarily from the net spread, or difference, between the interest, dividend and rental income we earn on our investment portfolio and the cost of our borrowings and hedging activities. Our net investment income will vary based upon, among other things, the difference between the rental income we earn on our commercial real estate properties and the operating costs to own those properties and the borrowing costs of the liabilities used to finance those investments and the difference between the interest rates earned on our various interest-earning assets and the borrowing costs of the liabilities used to finance those investments. Other than our investments in Agency MBS, we generally attempt to match fund our assets in order to match the maturity of the investments with the maturity of the financing sources used to make such investments. Although we do not match fund Agency MBS due to their average 30 year maturities, we utilize interest rate swaps to hedge a portion of our interest rate exposure to these securities. We also utilize CDO financings or other securitizations when available, where match funding occurs as a result of cash flows from the collateral pool paying the interest on the debt securities issued by the CDO or other securitization structure.

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

        Certain of our investments, including subordinate CMBS and RMBS, currently generate substantial mismatches between taxable income and available cash. In order to meet the requirement to distribute a substantial portion of our net taxable income, we may need to borrow, sell assets or raise additional equity capital.

        In periods of declining interest rates, which we are currently experiencing, assuming the availability of credit to borrowers generally, we expect the prepayments on RMBS investments to increase. If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net investment income may suffer. In periods of rising interest rates, prepayment rates on Agency MBS and RMBS investments will likely slow, causing the expected lives of these investments to increase. This may cause our net investment income to decrease as our borrowing and hedging costs rise while our interest income on those assets remains constant. Interest rate declines, however, generally do not affect the prepayment rates on CMBS as the underlying loans in the CMBS typically are protected from prepayment rates.

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

        In addition, our returns have been and will continue to be affected by the credit performance of our CMBS and RMBS investments. If credit losses on our investments or the loans underlying our investments increase, it may have an adverse affect on our performance.

        Hyperion Brookfield Crystal River is entitled to receive a base management fee that is based on the amount of our equity (as defined in the management agreement), regardless of the performance of our portfolio. Accordingly, the payment of our base management fee is not primarily dependent on our profitability (except to the extent that our equity is affected) and may provide us with an incentive to incur losses. We and our Manager have agreed that during 2008, we will pay our base management fee to our Manager in shares of our common stock valued at the weighted average closing price during the last five trading days of the applicable fiscal quarter. In May 2008, we issued 68,338 shares of our common stock to our Manager in respect of the base management fee for the quarter ended March 31, 2008 at a price per share of $10.15.

        Our ability to maintain our dividends and grow our business is dependent on our ability to invest our capital on a timely basis at yields that exceed our cost of capital. The primary market factor that bears on this is credit spread. In the first quarter of 2008, we sold our $1.2 billion Agency MBS portfolio and our investment in a real estate finance fund, following which we expect our future dividends to be less than previous dividends, as these assets contributed approximately half of our estimated REIT taxable income for the quarter ended March 31, 2008.

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

        During 2007 and 2008, credit spreads widened. The widening of credit spreads and increasing interest rates caused a significant decline in the fair value of our available for sale securities. We periodically evaluate our portfolio of available for sale securities for impairment and reclassify such unrealized losses to impairments on available for sale securities in our statement of operations when appropriate, which in the second half of 2007 and the first quarter of 2008 caused our book value per share to decrease. One of the key drivers for the widening of credit spreads has been the recent disruption in the sub-prime mortgage lending sector. Furthermore, this widening of credit spreads has spilled over to the CMBS sector as well as to the financing market.

        In addition to widening credit spreads, the recent disruption in the sub-prime mortgage lending sector has adversely affected the market in which we operate in a number of other ways. For example, the market disruption has reduced the trading activity for many real estate securities, resulting in less liquid markets for those securities. As the securities we hold are marked to market at the end of each quarter, the decreased liquidity and concern over market conditions have resulted in lower valuations of substantially all of our CMBS, RMBS and preferred equity investments in the second half of 2007 and the first quarter of 2008. These lower valuations have affected us by, among other things, decreasing our net book value (ignoring the impact of our adoption of SFAS 159) and in contributing to our decision to record other than temporary non-cash impairments (discussed below in "—Critical

Accounting Policies—Valuation of Financial Instruments"). In addition, Standard & Poor's and Moody's recently have issued a series of credit rating downgrades on various real estate securities. While neither the number nor the amount of our securities that were downgraded was material, we and other market participants may face additional downgrades of our securities in the future. Through May 9, 2008, 19 of the sub-prime RMBS that we owned at March 31, 2008, which had an aggregate carrying value of $16.6 million at March 31, 2008, had been downgraded below their lowest rating at March 31, 2008.

        We do not currently know the full extent to which this recent disruption will affect us or the markets in which we operate. If the disruption continues, we may experience continued tightening of liquidity, additional impairment charges and increased margin requirements as well as challenges in raising additional capital and obtaining investment financing on attractive terms. Future market developments may continue to have a materially negative impact on our business or results of operations. Based on our cash balances and available financing, we believe that we have sufficient liquidity in the current market environment. Moreover, these developments may produce a number of attractive investment opportunities for us in the future.

Trends

        We believe the following trends may also affect our business:

        Uncertain interest rate environment—We believe that the credit market disruption that has persisted since the summer of 2007 continues to have a dramatic effect on the economy. The distress in the financial markets has led to significant changes in Federal Reserve Monetary Policy, in the form of lower rates and through direct financing to primary dealers and lending to facilitate the buy-out of a major broker-dealer. However, pressure from a pull back in lending and credit provision still weighs heavily on the consumer and on the residential housing markets. Continued weakness in the residential real estate markets and lending environment is likely to persist through 2009, at minimum, and in general should result in slower U.S. economic growth.

        With respect to our existing MBS portfolio, lower interest rates have reduced financing costs from a rate perspective; however, the market generally suffers from very limited provision of credit, as such leverage is often unavailable in the short-term repurchase agreement format, except for Agency MBS—and even in that market, the amount of financing available for a given security is significantly reduced versus levels seen one year ago. That said, lower rates have not resulted in dramatically increased prepayment speeds, largely given the constraints around lending, which have increased even on the part of the US Government-sponsored entities.

        We may invest in hybrid adjustable-rate Agency MBS and Non-Agency RMBS that are based on mortgages with periodic interest rate caps. The financing of these MBS is short term in nature and does not include the benefit of an interest rate cap. This mismatch could result in a decrease in our net investment income if rates increase sharply after the initial fixed-rate period and our interest cost increases more than the interest rate earned on our MBS due to the related interest rate caps. With respect to our existing and future floating rate investments, we believe such interest rate increases could result in increases in our net investment income because our floating rate assets are greater in amount than the related liabilities.

        Normally, we would expect that our fixed-rate assets would decline in value in a rising interest rate environment and our net interest spreads on fixed-rate assets could decline in a rising interest rate environment to the extent they are financed with floating rate debt. We have engaged in interest rate swaps to hedge a portion of the risk associated with increases in interest rates and will continue to actively monitor the relationship between funding costs and prepayments. However, because we do not hedge 100% of the amount of short-term financing outstanding, increases in interest rates could result in a decline in the value of our portfolio, net of hedges. Similarly, decreases in interest rates could result in an increase in the value of our portfolio. Given the substantial dislocation in asset prices, however, these traditional relationships between levels of interest rates and yield spread or price changes, may not exist.

        Prepayment rates—Typically, as interest rates fall, prepayment rates rise. However, this cycle could be different as the decline in housing market activity could keep prepayment rates low. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. If prepayment rates increase, our current portfolio could cause decreases in our net investment income relating to our MBS portfolio as we reinvest at lower yields.

        Liquidity—Managing liquidity has become a priority for our company. Whereas most of our assets, such as the commercial real estate properties and the assets held by our CDOs, have been financed with long-term liabilities, some of our assets are financed short-term while they are in transition toward longer-term financing solutions. These short-term financings typically are collateralized reverse repurchase agreements. As asset values decline, margin calls from our financing counterparties place demands on our cash and other liquidity sources. This can force us to sell assets and deleverage the balance sheet, which could negatively impact earnings and negatively impact our ability to make distributions to our stockholders.

        Weakness of mortgage market—The sub-prime market has been severely affected by changes in the lending landscape; for now and for the foreseeable future, access to mortgages for sub-prime borrowers has been substantially limited. This limitation on financing is expected to have an impact on all mortgage loans that are resetting and is expected to result in increased default rates. The severity of the liquidity limitation was largely unanticipated by the markets. As well, the liquidity issues also affect prime and alt-a Non-Agency lending, with mortgage rates remaining much higher and the origination of many product types being completely curtailed. At the margin, this has an impact on new demand for homes, which will compress the home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates and mortgage loan delinquencies. This comes in addition to the delinquency pressures in the sub-prime market resulting from weaker underwriting, which put many sub-prime lenders out of business in 2006 and 2007. The market deterioration has caused us to expect increased losses related to our holdings over time, and in the immediate period, has resulted in a significant decline in the market values of our assets. We continually monitor and adjust our cash flow assumptions in light of current and projected market conditions, and we believe that results in an accurate representation of value on our balance sheet.

        We believe that, at this time, the underlying losses in the sub-prime market have not fully manifested themselves in the securitizations. Accordingly, there are a number of factors that can help to mitigate issues before they fully impact the market. The government does have a number of programs that it can utilize to help the conditions in the mortgage industry. Currently, the lending limits for Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association have been raised, and capital constraints have been reduced from 30% to 15%. As well, there are a number of proposals to expand and modernize the FHA programs to make financing available at affordable terms to delinquent borrowers. At the margin, programs that will have the effect of reducing foreclosure inventory will be helpful to the resolution of home price declines. As of March 31, 2008, we had $28.0 million of exposure to sub-prime RMBS.

        Other markets, such as the Alt-A and Option ARM market have also come under more significant delinquency and pricing pressure in the first quarter of 2008. As a result of large forced sales and rising delinquency rates on these programs, price declines have been significant even for AAA-rated securities. These price dislocations have also been felt in the prime markets on both fixed-rate and hybrid arm Non-Agency securities, across most vintages. Performance remains stronger for loans underwritten prior to 2005, and for fixed rate loans; however, the magnitude of the price declines currently exceeds the expectations of loss for these sectors. At March 31, 2008, we had $56.3 million of exposure to prime RMBS and we did not have any exposure to Alt-A or Option adjustable rate RMBS.

        Structured finance transactions—The dislocations in the sub-prime market have rippled throughout the structured finance markets. Despite continued positive fundamental performance, yield spreads on CMBS and prime Non-Agency RMBS have widened dramatically during 2007 and the beginning of 2008, resulting in significant negative market value adjustments to our assets. The issuance of CDOs, which had been a key financing tool for us and our peers, has come to a halt, cutting off an attractive financing alternative for the foreseeable future.

        Downgrades of structured securities by the rating agencies are likely to continue through the first half of 2008. Large-scale downgrades have the potential to cause another liquidity crisis similar to that experienced since the summer of 2007, as the downgrades could trigger forced sales of MBS by structured investment vehicles, or SIVs, and asset-backed commercial paper issuers, or ABCPs.

        Steepening yield curve—In reaction to the distress in the markets, interest rates were lower across the yield curve with rates for shorter maturities falling more than rates for longer maturity bonds. With respect to our MBS portfolio, we believe that a steeper yield curve could result in an increase in our net investment income, as the financing of our MBS investments is usually shorter in term than the fixed-rate period of our MBS portfolio. Similarly, we believe that a flattening of the yield curve could result in a decrease in our net investment income. A flattening of the shape of the yield curve results in a smaller gap between the rate we pay on the swaps and the rate we receive. Furthermore, a flattening of the shape of the yield curve could result in a decrease in our hedging costs because we pay a fixed rate and receive a floating rate under the terms of our swap agreements. Similarly, a steepening of the shape of the yield curve could result in an increase in our hedging costs.

        Spread widening and diminution of market value of available for sale securities—The credit crisis has resulted in a decline in prices (spread widening) across many asset classes, including municipal bonds, corporate bonds, Agency MBS, bank loans, RMBS and CMBS. Price declines in RMBS and CMBS have been the most severe, in some cases falling by over 60% in value in the span of a few months. The cause of the devaluations are twofold: first, in the RMBS market, the fundamentals have deteriorated as increased delinquencies and foreclosures have plagued the market, and second, across most markets, the deleveraging of balance sheets have caused selling of securities, which has put downward pressure on prices. This decline in value impacts us in a number of ways. It impacts book value as our available for sale securities are carried at fair value and the decline in values are reflected in our book values either through the balance sheet in other comprehensive income, or through the statement of operations as an impairment of available for sale securities or as the net change in assets and liabilities under fair value option. Lower valuations for our assets may cause our lenders to initiate margin calls, which places demands on our liquidity facilities. Finally, lower values may be an indication of deteriorating fundamentals and increased credit losses over and above that of our underwriting.

        Recently, the Agency MBS market has come under pressure from sales into the market of Agency MBS serving as collateral due to increased margin requirements from dealers. This could require us to post additional collateral and/or cash, which could adversely affect our liquidity. Given the current state of the Agency MBS market, during March and April 2008, we sold our entire Agency MBS portfolio.

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

        For a discussion of additional risks relating to our business see the risk factors disclosed under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007. A copy of these risk factors updated as of March 31, 2008 is filed as Exhibit 99.1 to this report.

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

        Our maximum exposure to loss as a result of our investment in these QSPEs totaled $96.9 million as of March 31, 2008.

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

  Valuation of Financial Instruments

        We measure financial instruments, derivatives and our collateralized debt obligations at fair value. We account for real estate loans held for sale at the lower of their carrying amount or fair value less estimated cost to sell. Realized and unrealized gains or losses from our available for sale securities and collateralized debt obligations within our CDO entities for which we elected the fair value option are recorded in our statements of operations. Unrealized gains or losses from our available for sale securities for which we did not elect the fair value option are recorded through other comprehensive income or loss. Impairments on our available for sale securities for which we did not elect the fair value option are recorded in our consolidated statements of operations. Changes in the carrying amount or fair value of our real estate loans held for sale are recorded in our consolidated statements of operations.

        We adopted SFAS No. 157, Fair Value Measurements ("SFAS 157"), in the first quarter of 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and enhances disclosure requirements for fair value measurements. Additionally and also in the first quarter of 2008, we adopted SFAS 159, and applied this option to the available for sale securities and collateralized debt obligations within our CDO legal entities.

        SFAS 157 defines "fair value" as the price that would be received on the sale of an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment to be utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted have less observability and are measured at fair value using valuation models that require more judgment. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions generally.

        The overall valuation process for financial instruments may include adjustments to valuations derived from pricing models. These adjustments may be made when, in management's judgment, either the size of the position in the financial instrument or other features of the financial instrument such as its complexity, or the market in which the financial instrument is traded (such as counterparty, credit, concentration or liquidity), require that an adjustment be made to the value derived from the pricing models. An adjustment may be made if a trade of a financial instrument is subject to sales restrictions that would result in a price less than the computed fair value measurement from a quoted market price. Additionally, an adjustment from the price derived from a model typically reflects management's judgment that other participants in the market for the financial instrument being measured at fair value would also consider such an adjustment in pricing that same financial instrument.

        We have categorized our financial instruments measured at fair value into a three-level classification in accordance with SFAS 157. Fair value measurements of financial instruments that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1, and fair value measurements of financial instruments that have no direct observable levels are generally categorized as Level 3. The lowest level input that is significant to the fair value measurement of a financial instrument is used to categorize the instrument and reflects the judgment of management. Financial assets and liabilities presented at fair value in our Balance Sheet generally are categorized as follows:

  Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

    The types of assets and liabilities carried at Level 1 fair value generally are G-7 government and agency securities, equities listed in active markets, investments in publicly traded mutual funds with quoted market prices and listed derivatives.

  Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

    Fair valued assets and liabilities that are generally included in this category are non-G-7 government securities, municipal bonds, certain hybrid financial instruments, certain mortgage and asset backed securities, certain corporate debt, certain commitments and guarantees, certain private equity investments and certain derivatives for which observable market inputs can be obtained.

  Level 3—Inputs that are not observable through correlation with market data (quotes from dealers in securities and independent pricing services without observable inputs) and inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

    Generally, assets and liabilities carried at fair value and included in this category are certain mortgage and asset-backed securities, certain corporate debt, certain private equity investments, certain commitments and guarantees and certain derivatives.

        Financial assets and liabilities presented at fair value and categorized as Level 3 are generally financial instruments that relate to quotes from dealers and prices obtained from independent pricing services that do not have observable inputs with market data. In addition, Level 3 also includes financial instruments with those that are marked to model using relevant empirical data to extrapolate an estimated fair value. The models' inputs reflect assumptions that market participants would use in pricing the instrument in a current period transaction and outcomes from the models represent an exit price and expected future cash flows. Our valuation models are calibrated to the market on a frequent basis. The parameters and inputs are adjusted for assumptions about risk and current market conditions. Changes to inputs in valuation models are not changes to valuation methodologies; rather, the inputs are modified to reflect direct or indirect impacts on asset classes from changes in market conditions. Accordingly, results from valuation models in one period may not be indicative of future period measurements. Valuations are independently reviewed by employees of our manager and, where applicable, valuations are back tested comparing instruments sold to where they were marked. Different judgments and assumptions used in pricing could result in different estimates of value.

        In accordance with SFAS 157, valuation techniques used for assets and liabilities accounted for at fair value are generally categorized into three types:

    Market Approach—Market approach valuation techniques use prices and other relevant information from market transactions involving identical or comparable assets or liabilities. Valuation techniques consistent with the market approach include comparables and matrix pricing. Comparables use market multiples, which might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering both quantitative and qualitative factors specific to the measurement. Matrix pricing is a mathematical technique used principally to value certain securities without relying exclusively on quoted prices for the specific securities but comparing the securities to benchmark or comparable securities.

    Income Approach—Income approach valuation techniques convert future amounts, such as cash flows or earnings, to a single present amount, or a discounted amount. These techniques rely on current market expectations of future amounts.

    Cost Approach—Cost approach valuation techniques are based upon the amount that, at present, would be required to replace the service capacity of an asset, or the current replacement cost. That is, from the perspective of a market participant (seller), the price that would be received for the asset is determined based on the cost to a market participant (buyer) to acquire or construct a substitute asset of comparable utility.

        The three approaches described within SFAS 157 are consistent with generally accepted valuation methodologies. While all three approaches are not applicable to all assets or liabilities accounted for at fair value, where appropriate and possible, one or more valuation techniques may be used. The selection of the valuation method(s) to apply considers the definition of an exit price and the nature of the asset or liability being valued and significant expertise and judgment is required. For assets and liabilities accounted for at fair value, valuation techniques are generally a combination of the market and income approaches. For the three months ended March 31, 2008, the application of valuation techniques applied to similar assets and liabilities has been consistent.

        During the first quarter of 2008, our assets measured at fair value on a recurring basis reflected as Level 3 decreased largely as a result of the sale of a CMBS totaling $2.2 million, principal repayments of CMBS and Non-Agency RMBS totaling $3.2 million and spread widening on our CMBS and

Non-Agency RMBS. The significant amount of our available for sale securities reflected as Level 3 is a result of the reduction of liquidity in the capital markets that resulted in a decrease in the observability of the significant inputs used in determining fair value.

        During the first quarter of 2008, our liabilities measured at fair value on a recurring basis reflected as Level 3 decreased by $113.9 million, largely as a result of spread widening on our collateralized debt obligations. The significant amount of our collateralized debt obligations reflected as Level 3 is a result of the reduction of liquidity in the capital markets that resulted in a decrease in the observability of the significant inputs used in determining fair value.

        The following table summarizes the sources from which fair value was determined on our assets and liabilities measured at fair value on a recurring basis that were classified as Level 3 as of March 31, 2008.

	Available for Sale Securities	%	Derivative Liabilities	%	Collateralized Debt Obligations	%
	(in millions)
Quote(s) from dealers in securities	$174.9	49%	$—	0%	$182.8	100%
Independent pricing service	176.1	50%	—	0%	—	0%
Fair Value determinations by management	4.5	1%	453	100%	—	0%

Total	$355.5	100%	$453	100%	$182.8	100%

  Other-than Temporary Impairments

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

        The determination of other-than-temporary impairment is made at least quarterly. If we determine an impairment to be other than temporary we will need to realize a loss that would have an impact on future income. Under the guidance provided by SFAS 115, a security is impaired when its fair value is less than its amortized cost and we do not intend to hold that security until we recover its amortized cost or until its maturity. For the three months ended March 31, 2008, we recorded an impairment charge on 55 RMBS and two CMBS under EITF 99-20 totaling $23.1 million for the three months ended March 31, 2008. We determined these securities to be impaired under EITF 99-20 because of the decline in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets. Under the provisions of EITF 99-20 and SAB 59, we recognized impairments totaling $44.1 million on 29 RMBS, 42 CMBS and two preferred stock investments. These impairments are attributed to other than temporary declines in market values and are primarily a consequence of wider spreads affecting market values of the securities. As of March 31, 2008, we still owned all 130 of these impaired securities.

  Net Changes in Assets and Liabilities Under Fair Value Option

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal periods beginning after November 15, 2007. SFAS 159 was effective for us beginning January 1, 2008, and had the following effect at adoption (dollars in thousands):

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

        In addition, we had $290.9 million of notional interest rate positions relating to our CDOs that no longer qualify for hedge accounting at the date of adoption. Starting in 2008, changes in fair value and net cash settlements will be recorded in our statement of operations.

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

        SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133"), requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133 may increase or decrease reported net income and stockholders' equity prospectively, depending on future changes in fair value.

        At March 31, 2008, we were a party to 10 interest rate swaps and caps with a notional par value of approximately $686.3 million; the fair value of our net liability relating to interest rate swaps and caps was approximately $36.9 million, which is included in our derivative assets and derivative liabilities, and we had accrued interest payable of approximately $1.0 million on our interest rate swaps and caps at such date. We entered into these interest rate swaps and caps to seek to mitigate our interest rate risk for the specified future time period, which is defined as the term of the swap and cap contracts. Based upon the market value of these interest rate swap and cap contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts.

        As of March 31, 2008 and December 31, 2007, we had two and eight credit default swaps ("CDS") with a notional par value of $20.0 million and $75.0 million that are reflected on our balance sheet as a derivative liability at their fair value of approximately $15.2 million and $32.9 million, respectively. The fair value of the CDS depends on a number of factors, primarily premium levels, which are dependent on interest rate spreads. The CDS contracts are valued either by an independent third party pricing service or by using internally developed and tested market-standard pricing models that calculate the net present value of differences between future premiums on currently quoted market CDS and the contractual future premiums on our CDS contracts. During the three months ended March 31, 2008, we closed out six CDS on single names in an aggregate notional amount of $55.0 million, with a realized loss of approximately $30.2 million.

        We account for derivative and hedging activities in accordance with SFAS No. 133. SFAS 133 requires recognizing all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. We have no fair value hedges or hedges of a net investment in foreign operations.

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

        Our policy for interest and penalties on material uncertain tax positions recognized in our consolidated financial statements is to classify these as interest expense and operating expense, respectively. However, in accordance with Financial Interpretation Number 48, Accounting for Uncertainty in Income Taxes (FIN 48), we assessed our tax positions for all open tax years (Federal, years 2005 through 2007 and State, years 2005 through 2007) as of March 31, 2008 and concluded that we have no material FIN 48 liabilities to be recognized at this time.

Financial Condition

        All of our assets at March 31, 2008 were acquired with the net proceeds of approximately $405.6 million from our March 2005 private offering of 17,400,000 shares of our common stock, the net proceeds of approximately $158.6 million from our August 2006 initial public offering of 7,500,000 shares of our common stock, the net proceeds of approximately $48.6 million from our March 2007 issuance of trust preferred securities and our use of leverage.

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

        The table below summarizes our MBS investments at March 31, 2008:

	CMBS	RMBS
	(In thousands)
Amortized cost	$271,112	$84,034
Unrealized gains	—	237
Unrealized losses	—	—

Fair value	$271,112	$84,271

        As of March 31, 2008, the CMBS and RMBS in our portfolio purchased at a net premium or discount to their par value and our portfolio had a weighted average amortized cost of 33.1% and 23.6% of face amount, respectively. The CMBS and RMBS were valued below par at March 31, 2008 because we are investing in lower-rated bonds in the credit structure. There are no securities held at March 31, 2008 that are valued below cost.

        Our MBS holdings were as follows at March 31, 2008:

			Weighted Average
	Estimated Asset Value(1)	Percent of Total Investments	Coupon	Months to Reset(2)	Market Yield to Maturity(3)	Constant Prepayment Rate(4)
	(In thousands)
CMBS:
Investment grade CMBS	$124,433	16.6%	5.70%	—	17.81%	—
Below investment grade CMBS	146,679	19.6	5.04	—	27.10	—

Total CMBS	$271,112	36.2%	5.25	—	22.83	—

Non-Agency RMBS:
Non-Agency Prime MBS:
Subordinate investment grade	$9,152	1.2%	5.09	42.81	27.44	31.67
Below investment grade	47,155	6.3	5.55	10.45	100.91	23.49

Total Non-Agency Prime MBS	56,307	7.5	5.51	12.73	88.97	24.06
Non-Agency Sub-prime MBS:
Investment grade	9,759	1.3	4.10	0.97	74.08	30.64
Below investment grade	18,205	2.4	5.14	1.68	101.25	36.55

Total Non-Agency Sub-prime MBS	27,964	3.7	4.95	1.55	91.77	35.45

Total Non-Agency RMBS	$84,271	11.2%	5.29	8.37	89.90	28.51

(1)
All securities listed in this chart are carried at their estimated fair value.

(2)
Represents number of months before conversion to floating rate.

(3)
Non-loss adjusted yield (i.e., not taking into account assumed defaults).

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

        The table below summarizes the credit ratings of our MBS investments at March 31, 2008:

	CMBS	RMBS	Total
	(In thousands)
AAA	$—	$—	$—
AA	—	—	—
A	—	—	—
BBB	124,433	18,911	143,344
BB	66,335	18,406	84,741
B	39,270	32,667	71,937
CCC	3,088	5,997	9,085
CC	—	—	—
C	—	335	335
Not rated	37,986	7,955	45,941

Total	$271,112	$84,271	$355,383

        Actual maturities of MBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The stated contractual final maturity of the mortgage loans underlying our portfolio of MBS ranges up to 30 years, but the expected maturity is subject to change based on the prepayments of the underlying loans. As of March 31, 2008, the average final contractual maturity of the mortgage portfolio is 2037.

        The constant prepayment rate, or CPR, attempts to predict the percentage of principal that will be prepaid over the next 12 months based on historical principal paydowns. As interest rates rise, the rate of refinancings typically declines, which we believe may result in lower rates of prepayment and, as a result, a lower portfolio CPR.

        The following table summarizes our CMBS and RMBS according to their estimated weighted average life classifications as of March 31, 2008:

	CMBS		RMBS
Weighted Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Less than one year	$—	$—	$11,132	$11,031
Greater than one year and less than five years	1,532	1,532	47,968	47,895
Greater than five years	269,580	269,580	25,171	25,108

Total	$271,112	$271,112	$84,271	$84,034

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

  Equity Securities

        Our investment policies allow us to acquire equity securities, including common and preferred shares issued by other real estate investment trusts. At March 31, 2008, we held two investments in equity securities, totaling $0.1 million. These investments are classified as available for sale and thus carried at fair value on our balance sheet with changes in fair value recognized in accumulated other comprehensive income until realized or determined to be other than temporarily impaired.

  Due from Broker

        During the three months ended March 31, 2008, we sold 73 securities for proceeds totaling $1,178,357. As of March 31, 2008, we were owed $393,566 from counterparties for our sale of 23 Agency MBS on or prior to March 31, 2008 that settled after March 31, 2008. That amount due on settlement is reflected on our balance sheet as Due from broker.

  Changes in Carrying Value of Available for Sale Securities

        The following sets forth information regarding the changes in the carrying value of our available for sale securities during the three months ended March 31, 2008:

		Activity During Three Months Ended March 31, 2008
							March 31, 2008 Estimated Fair Value
Security Description	December 31, 2007 Estimated Fair Value	Sales	Principal Paydowns	Discount/ (Premium) Amortization	Impairments	Mark-to- Market Adjustments
	(In millions)
CMBS	$399.4	$(4.1)	$(0.6)	$3.1	$(31.7)	$(95.0)	$271.1
Agency MBS	1,246.7	(1,178.0)	(60.4)	(0.4)	—	(7.9)	—
Non-Agency RMBS	168.4	—	(2.9)	5.5	(34.5)	(52.2)	84.3
Preferred stock	0.7	—	—	—	(1.0)	0.4	0.1

Total	$1,815.2	$(1,182.1)	$(63.9)	$8.2	$(67.2)	$(154.7)	$355.5

        The following sets forth information regarding the changes in the carrying value of our available for sale securities during the three months ended March 31, 2007:

		Activity During Three Months Ended March 31, 2007
							March 31, 2007 Estimated Fair Value
Security Description	December 31, 2006 Estimated Fair Value	Net Purchases/ (Sales)	Principal Paydowns	Discount/ (Premium) Amortization	Impairments	Mark-to- Market Adjustments
	(In millions)
CMBS	$472.6	$27.2	$—	$1.1	$—	$(7.6)	$493.3
Agency MBS	2,532.1	(404.0)	(117.5)	(1.3)	—	1.5	2,010.8
Non-Agency RMBS	287.2	0.5	(4.5)	3.1	(0.6)	(15.0)	270.7
ABS	46.1	—	(2.8)	0.3	—	0.6	44.2
Preferred stock	4.6	—	—	—	—	(0.6)	4.0

Total	$3,342.6	$(376.3)	$(124.8)	$3.2	$(0.6)	$(21.1)	$2,823.0

  Real Estate Loans and Real Estate Loans Held for Sale

        At March 31, 2008, our real estate loans are reported at their amortized cost of $50.8 million. These investments are periodically reviewed for impairment. As of March 31, 2008, we recorded a loan loss reserve on one of our real estate loans.

        In 2005, we originated a $9.5 million mezzanine construction loan to develop luxury residential condominiums in Portland, Oregon. In September 2007, we entered into an agreement with the borrower and the senior lender to increase both the mezzanine construction loan and the senior loan that requires additional capital contributions from the project equity holder to cover the remaining costs to complete the project. The mezzanine construction loan bears interest at an annual rate of 16% and had a maturity date of November 2007, which was subsequently extended until May 2008. Under the amended agreement governing the terms of the loan, interest on the loan was paid in cash through March 2006, was capitalized through September 2007, and was contracted to be paid in cash through May 2008 under the terms of the amendment. The loan was placed on non-accrual status as of January 1, 2008 as we have received no interest payments during the three months ended March 31, 2008. We did not make any additional advances during the three months ended March 31, 2008.

        The borrower defaulted on the senior and mezzanine loans as of May 1, 2008 and we and the senior lender are working with the borrower to address these defaults in a manner that permits the project to be completed and permits for the maximization of recovery under the senior and mezzanine loans.

        The financing structures that we offer to the borrowers on certain of our real estate loans involve the creation of entities that could be deemed VIEs and therefore, could be subject to FIN 46R. The September 2007 agreement to provide additional financing discussed above triggered a reconsideration event under FIN 46R. This loan was determined to be a VIE; however, we concluded that we are not the primary beneficiary. Our maximum exposure to loss under this agreement as of March 31, 2008 totaled $6.8 million. For additional information, please see Note 5 to our consolidated financial statements. Our management has evaluated the remainder of our real estate loans and has concluded that none of the remaining real estate loans are VIEs that are subject to the consolidation rules of FIN 46R.

        Currently, the projected total costs to complete the project have increased from $41.4 million to $59.4 million, including capitalized interest. As of March 31, 2008, of the 70 units available, 35 units have been sold and ten additional units are under contract.

        We have evaluated the financial merits of the project by reviewing the projected unit sales and estimated construction costs and evaluating other collateral available to us (and the expected cost of realizing any recovery on that collateral) under the terms of the loan. We believe that it is probable that we will not recover the entire loan balance, including the capitalized interest, through the satisfaction of future cash flows from sales and other available collateral. Accordingly, based on our analysis, we recorded a provision for loan loss of $4.5 million related to this loan during the year ended December 31, 2007 and an additional provision for loan loss of $2.5 million related to this loan during the three months ended March 31, 2008 due to the failure of the closure of pending condominium sales, combined with currently declining condominium sale prices in the Portland, Oregon area. We will continue to monitor the status of this loan. However, housing prices, in particular condominium prices, may continue to fall, unit sales may continue to lag projections and construction costs may continue to increase, all of which may increase the risk that we will realize additional losses on this loan. No assurance can be given that we will not be required to record additional loan loss reserves with respect to this loan in the future depending on the borrower's ability to complete the project without additional cost overruns. In the event that we determine that it is probable that we will not be able to recover the current carrying value of this loan, additional loan loss reserves will be recorded.

        As of March 31, 2008, we have committed to sell, or we have the intent and ability to sell in the near future, certain of our real estate loans and therefore, we have classified them as held for sale. In connection with this classification, we recorded $6.6 million of loan loss in the three months ended March 31, 2008 as these real estate loans are now carried at their fair value.

  Commercial Real Estate

        At March 31, 2008, our commercial real estate is reported at cost of approximately $239.5 million, net of accumulated depreciation of approximately $6.3 million.

        The table below summarizes our commercial real estate investments at March 31, 2008:

	Office	Total
	(In thousands)
Land	$17,428	$17,428
Buildings and improvements	222,045	222,045

Commercial real estate, at cost	239,473	239,473
Accumulated depreciation	(6,336)	(6,336)

Commercial real estate, net of depreciation	$233,137	$233,137

  Interest and Principal Paydown Receivable

        At March 31, 2008, we had interest and principal paydown receivables of approximately $14.7 million. The total interest and principal paydown receivable amount consisted of approximately $13.9 million relating to our MBS and approximately $0.8 million relating to other investments.

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

        As of March 31, 2008, we had engaged in interest rate swaps and interest rate caps as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for a specified future time period, which is the term of the swap or cap contract. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, a series of payments calculated by applying a fixed rate of interest to a notional amount of principal is exchanged for a stream of payments similarly calculated but using a floating rate of interest. This is a fixed-floating interest rate swap. We hedge our floating rate debt by entering into fixed-floating interest rate swap agreements whereby we swap the floating rate of interest on the liability we are hedging for a fixed rate of interest. An interest rate swap forward is an interest rate swap based on an interest rate to be set at an agreed future date. As of March 31, 2008, we were a party to interest rate swaps and caps with maturities ranging from August 2008 to April 2020 with a notional par amount of approximately $686.3 million. Under the swap agreements in place at March 31, 2008, we receive interest at rates that reset periodically, generally every three months, and pay a rate fixed at the initiation of and for the life of the swap agreements. The current market value of interest rate swaps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates (known as the yield curve)

as well as the expectation of changes in future floating rates. As expectations of future floating rates change, the market value of interest rate swaps changes. Based on the daily market value of those interest rate swaps and interest rate swap forward contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the maturity of the contracts. At March 31, 2008, the net realized and unrealized loss on interest rate swap and cap contracts recorded in accumulated other comprehensive loss was $20.2 million due to an increase in prevailing market interest rates.

        As of March 31, 2008, we had engaged in credit default swaps, or CDS, which are accounted for as derivatives. CDS are derivative securities that attempt to replicate the credit risk involved with owning a particular unrelated third party security, which we refer to as a reference obligation. We enter into CDS on three types of securities: RMBS, CMBS and the CMBX and ABX indices. Investing in assets through CDS subjects us to additional risks. When we enter into a CDS with respect to an asset, we do not have any legal or beneficial interest in the reference obligation but have only a contractual relationship with the counterparty, typically a broker-dealer or other financial institution, and do not have the benefit of any collateral or other security or remedies that would be available to holders of the reference obligation or the right to receive information regarding the underlying obligors or issuers of the reference obligation. In addition, in the event of insolvency of a CDS counterparty, we would be treated as a general creditor of the counterparty to the extent the counterparty does not post collateral and, therefore, we may be subject to significant counterparty credit risk. As of March 31, 2008, we were party to CDS with one counterparty. CDS are relatively new instruments, the terms of which may contain ambiguous provisions that are subject to interpretation, with consequences that could be adverse to us.

        Currently, we are the seller of protection. The seller of protection through CDS is exposed to those risks associated with owning the underlying reference obligation. The seller, however, does not receive periodic interest payments, but instead it receives periodic premium payments for assuming the credit risk of the reference obligation. These risks are called "credit events" and generally consist of failure to pay principal, failure to pay interest, write-downs, implied write-downs and distressed ratings downgrades of the reference obligation.

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

        As of March 31, 2008, we were a party to two credit default swaps with maturities ranging from June 2035 to October 2042 with a notional par amount of $20.0 million. At March 31, 2008, the fair value of our net liability relating to credit default swap contracts was $15.2 million, compared to a net liability of $32.9 million at December 31, 2007, primarily as a result of our closing out six credit default swaps with a notional par amount of $55.0 million during the three months ended March 31, 2008, offset in part by an increase in the credit spreads of the CDS. During the three months ended March 31, 2008, we closed out six CDS on single names in an aggregate notional amount of $55.0 million, with a realized loss of approximately $30.2 million, of which $19.8 million had been accrued at December 31, 2007.

  Liabilities

        We have entered into repurchase agreements to finance some of our purchases of available for sale securities and real estate loans. These agreements are secured by our available for sale securities and real estate loans and bear interest rates that have historically moved in close relationship to LIBOR. As of March 31, 2008, we had established numerous borrowing arrangements with various investment banking firms and other lenders. As of March 31, 2008, we were utilizing seven of those arrangements.

        At March 31, 2008, we had outstanding obligations under repurchase agreements with six counterparties totaling approximately $408.7 million (including repurchase agreements in the amount of $380.6 million secured by Agency MBS that were sold prior to March 31, 2008 that settled in April 2008) with weighted average current borrowing rates of 3.28%, all of which have maturities of between one and 28 days. We intend to seek to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to the repurchase agreements. At March 31, 2008, the repurchase agreements were secured by available for sale securities and cash with an estimated fair value of approximately $474.1 million (including $393.6 million due from brokers in respect of Agency MBS that were sold prior to March 31, 2008 that settled in April 2008) and had weighted average maturities of 16 days. The net amount at risk, defined as fair value of the collateral, including restricted cash, minus repurchase agreement liabilities and accrued interest expense, with all counterparties was approximately $70.7 million at March 31, 2008.

        At March 31, 2008, our wholly-owned subsidiary, CRZ ABCP Financing LLC, had outstanding $99.1 million of senior mortgage-backed notes to an affiliate of our Manager. The senior mortgage-backed notes are collateralized by commercial whole mortgage loans. These senior mortgage-backed notes were issued to an affiliate of our Manager in the aggregate principal amount of $101.5 million with floating coupons with varying interest rate spreads over the three-month LIBOR rate. The holder of the senior mortgage-backed notes has the ability to charge us to the extent that its cost of funding exceeds the interest rate paid on the senior mortgage-backed notes. Interest on the senior mortgage-backed notes is payable monthly. The senior mortgage-backed notes mature in April 2017 and the outstanding principal is due at maturity. Early repayments of the underlying mortgage loans require repayment of a portion of the senior mortgage-backed notes. The senior mortgage-backed notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the senior mortgage-backed notes issued were used to repay outstanding debt under our repurchase agreements.

        At March 31, 2008, we had $51.6 million of junior subordinated notes outstanding. The junior subordinated notes are the sole assets owned by our subsidiary trust, Crystal River Preferred Trust I, and mature in April 2037. We have the right to redeem these notes at par on or after April 2012. Interest is payable quarterly at a fixed rate of 7.68% (ten-year LIBOR plus 2.75%) through April 2012 and thereafter at a floating rate equal to three-month LIBOR plus 2.75%.

        At March 31, 2008, we had $219.4 million of mortgage loans outstanding with a weighted-average borrowing rate of 5.58% that are secured by our commercial properties located in Houston, Texas; Phoenix, Arizona; and Arlington, Texas.

        At March 31, 2008, we had $48.2 million of borrowings outstanding under our secured revolving credit facility with an affiliate of our Manager that provides for borrowings of up to $100.0 million in the aggregate and expires in May 2009. The secured facility bears interest at LIBOR + 2.50%. At March 31, 2008, we had pledged $51.5 million of assets as collateral under this facility.

  Stockholders' Equity

        Stockholders' equity at March 31, 2008 was approximately $132.6 million and included $0.1 million of net unrealized holdings gains on securities available for sale and $20.2 million of net unrealized and realized losses on interest rate agreements accounted for as cash flow hedges presented as a component of accumulated other comprehensive income (loss).

Results of Operations For the Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007

  Summary

        Our net loss for the three months ended March 31, 2008 was $137.7 million or $5.56 per weighted average basic and diluted share outstanding, compared with net income of $7.5 million or $0.30 per weighted average basic and diluted share outstanding for the three months ended March 31, 2007. Net income decreased by $145.2 million, or 1,925.1%, from the 2007 quarter to the 2008 quarter.

  Revenues

        The following table sets forth information regarding our revenues:

	Three Months Ended March 31,		Variance
	2008	2007	Amount	%
	(In millions)
Revenues
Interest income:
Commercial MBS.	$13.8	$9.8	$4.0	40.8%
Agency MBS	11.1	30.0	(18.9)	(63.0)
Non-Agency RMBS.	15.1	9.4	5.7	60.6
ABS	—	1.0	(1.0)	(100.0)
Real estate loans.	2.6	4.3	(1.7)	(39.5)
Other interest and dividend income.	0.6	2.7	(2.1)	(77.8)

Total interest and dividend income.	43.2	57.2	(14.0)	(24.5)
Rental income, net.	5.7	0.5	5.2	1,040.0

Total revenues	$48.9	$57.7	$(8.8)	(15.3)%

        Interest income for the three months ended March 31, 2008 with respect to CMBS and Non-Agency RMBS increased $4.0 million, or 40.8%, and $5.7 million, or 60.6%, respectively, over interest income for the same period in 2007 because of the higher accretion of discount on CMBS and Non-Agency RMBS contained in our investment portfolio during the 2008 quarter as a result of impairments taken against those investments during 2007 and 2008. Interest income for the three months ended March 31, 2008 with respect to Agency MBS and real estate loans decreased $18.9 million, or 63.0%, and $1.7 million, or 39.5%, respectively, over the same period in 2007 because we had fewer investments in those asset classes during the 2008 quarter. Other interest and dividend income for the three months ended March 31, 2008 decreased $2.1 million, or 77.8%, due to lower interest income earned on restricted cash balances during the 2008 quarter and a decrease in dividends from our preferred stock investments during the 2008 quarter. For the three months ended March 31, 2008, rental income from our commercial property investments increased $5.2 million, or 1,040%, over rental income for the same period in 2007 because we initially made our investments in commercial properties late in March 2007 and the 2008 amounts reflect rental income for the entire three month period.

  Expenses

        The following table sets forth information regarding our total expenses:

	Three Months Ended March 31,		Variance
	2008	2007	Amount	%
	(In millions)
Expenses
Interest expense:
Repurchase agreements—Agency MBS.	$10.9	$30.8	$(19.9)	(64.6)%
Repurchase agreements—other than Agency MBS	0.7	4.1	(3.4)	(82.9)
Interest rate swaps.	0.5	(2.9)	3.4	(117.2)
CDO notes.	5.7	6.8	(1.1)	(16.2)
Senior mortgage-backed notes, related party.	1.0	—	1.0	n/a
Mortgages payable	3.1	0.4	2.7	675.0
Junior subordinated notes.	1.0	0.1	0.9	900.0
Secured revolving credit facility, related party	1.2	—	1.2	n/a
Amortization of deferred financing costs.	0.2	0.6	(0.4)	(66.7)
Other	—	0.2	(0.2)	(100.0)

Total interest expense	24.3	40.1	(15.8)	(39.4)
Management fees and incentive fees, related party.	0.7	2.4	(1.7)	(70.8)
Professional fees.	0.7	0.8	(0.1)	(12.5)
Depreciation and amortization	3.0	0.3	2.7	900.0
Insurance expense.	0.3	0.1	0.2	200.0
Directors' fees.	0.1	0.2	(0.1)	(50.0)
Public company expense.	0.1	0.1	—	—
Commercial real estate expenses.	0.4	—	0.4	n/a
Provision for loan loss	9.1	—	9.1	n/a
Other expenses.	0.1	0.1	—	0.0

Total expenses	$38.8	$44.1	$(5.3)	(12.0)%

        Interest expense relating to repurchase agreements, including with related parties, for the three months ended March 31, 2008 decreased $23.3 million, or 66.8%, over the same period in 2007 because of lower repurchase agreement borrowings related to Agency MBS as a result of our sale during 2007 and March 2008 of approximately $2.8 billion of Agency MBS. Interest expense relating to CDO notes for the three months ended March 31, 2008 decreased $1.1 million, or 16.2%, over the same period in 2007 as a result of CDO principal repayments during 2007 and the first quarter of 2008 and due to lower interest rates on our floating rate CDO notes in 2008 than in 2007. Interest income from interest rate swaps for the three months ended March 31, 2008 decreased $3.4 million, or 117.2%, over the same period in 2007 because interest rates were lower in the 2008 quarter than in 2007 quarter and because we had lower notional amount of interest rate swaps in place during the 2008 quarter. For the three months ended March 31, 2008, we also had interest expense relating to junior subordinated notes, mortgages payable, senior mortgage-backed notes, related party, and secured revolving credit facility, related party, totaling $6.3 million as we first utilized these financing sources commencing late in the 2007 quarter.

        Expenses for the three months ended March 31, 2008 also included base management fees, incentive fees and amortization related to restricted stock and options granted to our Manager totaling approximately $0.7 million. Expenses for the same period in 2007 also included base management fees and incentive fees of approximately $2.1 million and amortization of approximately $0.3 million related to restricted stock and options granted to our Manager. Management fee expenses decreased primarily due to the $345.9 million net loss in 2007, which reduced the management fee for the first quarter to 2008 compared to the same period in 2007. In addition, for the three months ended March 31, 2008, we had depreciation and amortization expense of $3.0 million and commercial real estate expenses of $0.4 million relating to our commercial property investments, compared to $0.3 million and $0.0 million, respectively for the same period in 2007, because we acquired our first commercial properties in March 2007. We also incurred a $2.5 million loan loss relating to one of our construction loans and a $6.6 million charge relating to our designating certain of our commercial whole loans as loans held for sale during the three months ended March 31, 2008.

        Our Manager has waived its right to request reimbursement from us of third-party expenses that it incurs through March 31, 2008, which amount otherwise would have been required to be reimbursed. The management agreement with Hyperion Brookfield Crystal River, which was negotiated before our business model was implemented, provides that we will reimburse our Manager for certain third party expenses that it incurs on our behalf, including rent and utilities. Hyperion Brookfield incurs such costs and did not allocate any such expenses to our Manager in 2005, 2006 or 2007, as our Manager's use of such services was deemed to be immaterial. Hyperion Brookfield currently is determining the amount of such rent and utility costs that will be allocated to our Manager commencing April 1, 2008, and we will be responsible for reimbursing such costs allocable to our operations absent any further waiver of reimbursement by our Manager. There are no contractual limitations on our obligation to reimburse our Manager for third party expenses, and our Manager may incur such expenses consistent with the grant of authority provided to it pursuant to the management agreement without any additional approval of our board of directors being required. In addition, our Manager may defer our reimbursement obligation from any quarter to a future period; provided, however, that we will record any necessary accrual for any such reimbursement obligations when required by U.S. GAAP, and our Manager has advised us that it will promptly invoice us for such reimbursements consistent with sound financial accounting policies.

  Other Revenues (Expenses)

        Other expenses for the three months ended March 31, 2008 totaled approximately $147.7 million, compared with other expenses of $6.1 million for the same period in 2007, an increase of $141.6 million. Other expenses for the three months ended March 31, 2008 consisted primarily of $43.4 million of realized and unrealized loss on derivatives, primarily as a result of realized and unrealized losses on CDS of $12.5 million, realized losses on settlement of interest rate swaps of $12.5 million and unrealized losses on hedge ineffectiveness and undesignation of $18.5 million, a $7.7 million increase in unrealized losses on economic hedges, $3.8 million of realized net loss on the sale of securities available for sale, real estate loans and other investments, a $32.8 million recognized loss relating to the net changes in the values of assets and liabilities carried under the fair value option of SFAS 159, and a $67.2 million loss on impairment of securities available for sale, which was comprised of a $23.1 million impairment relating to CMBS, Non-Agency RMBS and preferred stock investments, which was caused by adverse changes in cash flow assumptions and a $44.1 million impairment caused by an other than temporary decline in market values due to spread widening. Other expenses for the three months ended March 31, 2007 consisted primarily of $8.6 million of realized and unrealized loss on derivatives, primarily as a result of realized and unrealized losses on CDS of $5.4 million, and $0.6 million loss on impairments of securities available for sale, which was offset in part by $1.6 million of realized net gain on the sale of securities available for sale and real estate loans, $0.8 million of income from equity investments and $0.5 million of foreign currency exchange gain.

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

        At December 31, 2007 and 2006, we were in compliance with all REIT requirements and, accordingly, have not provided for income tax expense on our REIT taxable income for the year ended December 31, 2007 or for the three months ended March 31, 2008. We also have a domestic taxable REIT subsidiary that is subject to tax at regular corporate rates. The deferred tax benefit is attributable to the mark to market adjustments for net operating loss deductions, credit default swaps, and accrued management fees associated with our investment in a private equity fund held in the TRS.

        As of March 31, 2008, we recorded a $14.9 million valuation allowance on deferred tax assets of $14.9 million attributable to income tax net operating loss carryforward and capital loss carryforward relating to our TRS. The valuation allowance is based on management's estimate that our TRS is not expected to generate sufficient taxable income to recover the deferred tax assets. As of March 31, 2008, we had net operating loss carryforward and capital loss carryforward of approximately $0.5 million and $32.2 million, respectively. The net operating loss carryforward expires in 2027 and the capital loss carryforward expires in 2012.

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

        We held cash and cash equivalents of approximately $8.7 million at March 31, 2008, which excludes restricted cash of approximately $27.5 million that is used to collateralize certain of our repurchase facilities ($2.3 million), interest rate swaps and caps ($7.1 million), CDS ($15.2 million) and certain other commercial real estate and CDO obligations.

        Our operating activities provided net cash of approximately $5.9 million for the three months ended March 31, 2008 primarily as a result of realized and unrealized loss on derivatives of $42.5 million, net changes in assets and liabilities carried under the fair value option of SFAS 159 of $32.8 million, non-cash impairment charges relating to available for sale securities of $67.2 million, provision for loan loss of $9.1 million, non-cash depreciation and amortization of $3.0 million, amortization and write-off of deferred financing costs of $0.4 million and a realized net loss on available for sale securities, real estate loans and other investments of $3.8 million. Operating activities provided further net cash from a net decrease in interest receivable of $6.2 million. This was offset in part by a net loss of $137.7 million and other non-cash activities, including accretion of a net discount on available for sale securities and real estate loans of $7.6 million and amortization of intangible liabilities of $1.4 million. The increase in cash was also further offset by a net decrease in accounts payable and accrued liabilities and interest payable of $9.8 million, a net decrease in prepaid expenses and other assets of $1.6 million and $2.0 million of payments on the settlement of derivatives.

        Our operating activities provided net cash of approximately $7.9 million for the three months ended March 31, 2007 primarily as a result of net income of $7.5 million, non-cash unrealized loss on derivatives of $8.6 million, non-cash impairment charges relating to available for sale securities of $0.6 million, change in deferred income taxes of $0.8 million and decreases in interest receivable of $2.7 million. This was offset in part by non-cash accretion of a net discount on available for sale securities and real estate loans of $3.2 million, realized net gain on sake of available for sale securities of $1.6 million, payments on settlement of derivatives of $0.5 million and a net decrease in accounts payable and accrued liabilities, due to Manager and interest payable of $8.2 million.

        Our investing activities provided net cash of $868.6 million for the three months ended March 31, 2008 primarily from proceeds received from the sale of securities available for sale of $784.8 million, proceeds from the sale of other investments of $35.7 million, proceeds from rent enhancement of $0.6 million, principal repayments from available for sale securities and real estate loans totaling $59.1 million, net receipts of restricted cash from credit default swaps of $17.7 million, and return of capital from equity investments of $0.4 million. This was partially offset by net cash paid to terminate swaps of $30.2 million.

        Our investing activities provided net cash of $186.9 million for the three months ended March 31, 2007 primarily from proceeds received from the sale of securities available for sale of $512.2 million and principal repayments from available for sale securities totaling $124.7 million. This was partially offset by the purchase of securities available for sale of $148.7 million, the purchase and funding of equity investments of $35.0 million, the acquisition of commercial real estate and real estate loans totaling $249.6 million, and net deposits of restricted cash for investment relating to CDO II of $16.5 million.

        Our financing activities used net cash of $893.3 million for the three months ended March 31, 2008 primarily due to net payments on repurchase agreements of $867.4 million, dividends paid of $16.8 million, principal repayments of CDOs and senior mortgage-backed securities of $3.1 million, payments on the settlement of derivatives of $10.5 million and payments on borrowings under our secured revolving credit facility with a related party of $19.1 million. This was partially offset by net receipts from restricted cash of $23.5 million.

        Our financing activities used net cash of $191.2 million for the three months ended March 31, 2007 primarily due to net payments on repurchase agreements, including with related parties, of $753.7 million, dividends paid of $16.5 million and payments on the settlement of designated derivatives of $5.5 million. This was partially offset by the issuance of CDOs of $325.0 million, proceeds from mortgage notes payable of $198.5 million, proceeds from junior subordinated debentures of $50.0 million and proceeds from the settlement of derivatives of $1.4 million.

        Our source of funds as of March 31, 2008, excluding our March 2005 and August 2006 common stock offerings and our March 2007 trust preferred offering, consisted of net proceeds from repurchase agreements totaling approximately $408.7 million with a weighted average current borrowing rate of 3.28% and borrowings under our secured revolving credit facility (which had unused availability of $51.8 million as of March 31, 2008), which we used to finance the acquisition of securities available for sale and to provide margin with respect to such borrowings, and proceeds from mortgages payable of $219.4 million, which we used to finance a portion of the purchase price for commercial real estate. We expect to continue to borrow funds in the form of repurchase agreements and credit facilities and to the extent we purchase additional commercial real estate, mortgage loans. As of the date of this report, we have established approximately 18 borrowing arrangements with various investment banking firms and other lenders, seven of which were in use on March 31, 2008. Increases in short-term interest rates or widening of interest rate spreads could negatively affect the valuation of our mortgage-related assets, which could limit our borrowing ability or cause our lenders to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities.

        For our short-term (one year or less) and long-term liquidity, which includes investing and compliance with collateralization requirements under our repurchase agreements (if the pledged collateral decreases in value or in the event of margin calls created by prepayments of the pledged collateral), we also rely on the cash flow from operations, primarily monthly principal and interest payments to be received on our mortgage-backed securities, cash flow from the sale of securities, rental income from our commercial real estate investments as well as any primary debt or equity securities offerings authorized by our board of directors.

        Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that the net proceeds of our initial public offering, which closed in August 2006, and our first trust preferred offering, which closed in March 2007, together with existing equity capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and pay general corporate expenses. However, an increase in prepayment rates substantially above our expectations could cause a temporary liquidity shortfall due to the timing of the necessary margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell debt or additional equity securities. If required, the sale of MBS or real estate loans at prices lower than their carrying value would result in losses. As a result of the disposition of our Agency MBS portfolio, we are less exposed to the risk of margin calls on our short-term financings.

        In August 2007, we entered into a $100.0 million unsecured 364-day credit facility with Brookfield US Corporation, an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100.0 million in the aggregate and expires in May 2009. On March 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth and to eliminate the financial covenants relating to minimum net income (as defined in the facility), a maximum leverage ratio and interest rate sensitivity. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendments were approved by the independent members of our board of directors. As of March 31, 2008, we owed $48.2 million under this facility and we had $51.8 million of unused availability under this facility.

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

        We generally seek to borrow between four and eight times the amount of our equity. At March 31, 2008, our total debt was approximately $1,009.7 million, which represented a leverage ratio of approximately 7.6 times the amount of our equity. After giving pro forma effect to the settlement of the March 2008 sales of Agency MBS that settled in April 2008 and the use of a portion of the proceeds therefrom to repay $380.6 million of repurchase agreement indebtedness relating to those Agency MBS, our total debt at March 31, 2008 would have been approximately $629.1 million, which would have represented a leverage ratio of approximately 4.7 times the amount of our equity.

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

  Off-Balance Sheet Arrangements

        As of March 31, 2008, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special-purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2008, we had one outstanding commitment to fund a real estate construction loan of $1.0 million, and during the three months ended March 31, 2008, we did not make any advances under that commitment.

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

        As of March 31, 2008, we had an outstanding commitment to fund a real estate construction loan of $1.0 million. During the three months ended March 31, 2008, we did not make advances under this commitment. See Note 10 to our consolidated financial statements included elsewhere herein. During the three months ended March 31, 2008, we sold our investment in private equity funds and were released from our capital commitment related to that investment.

        We purchase and sell securities on a trade date that is prior to the related settlement date. As of March 31, 2008, we were owed $393.6 million for our sale of Agency MBS on or prior to March 31, 2008 that settled after March 31, 2008.

        The following table sets forth information about our contractual obligations as of March 31, 2008:

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-Term Debt Obligations
Repurchase obligations(1)	$408,677	$408,677	$—	$—	$—
Collateralized debt obligations(2)	484,198	52,865	58,473	50,669	322,191
Junior subordinated notes	51,550	—	—	—	51,550
Mortgage payable	219,380	—	99	515	218,766
Senior mortgage-backed notes	99,143	—	—	—	99,143
Secured revolving credit facility, related party	48,220	—	48,220	—	—
Unfunded loan commitments	999	999	—	—	—

Total(3)	$1,312,167	$462,541	$106,792	$51,184	$691,650

(1)
Amount includes $380,607 secured by Agency MBS that was sold in March 2008 and settled in April 2008 and in reflected in our March 31, 2008 consolidated balance sheet as Due from broker.

(2)
Amount is based on unpaid principal balance. As of March 31, 2008, the difference between fair value and unpaid principal balance is $301,429.

(3)
We also are subject to interest rate swaps for which we can not estimate future payments due.

        The following table presents certain information regarding our repurchase obligations as of March 31, 2008:

Repurchase Agreement Counterparties	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreement in Days
	(In millions)
Bear, Stearns & Co. Inc.(2)	$37.0	17
Credit Suisse First Boston LLC/Credit Suisse First Boston (Europe) Limited	13.5	15
Deutsche Bank Securities Inc.	6.7	17
Goldman, Sachs & Co.	0.4	1
Lehman Brothers Inc.	3.8	3
Morgan Stanley & Co., Incorporated.	9.3	19

Total	$70.7	16

    (1)
    Equal to the fair value of collateral, including restricted cash and accrued interest receivable on collateral, minus repurchase agreement liabilities and accrued interest expense.

    (2)
    Amount at risk to Bear, Stearns was approximately $31.3 million after the settlement of Agency MBS sales in April 2008 and the repayment of related repurchase agreement financings with the proceeds therefrom.

        The repurchase agreements for our repurchase facilities generally do not include substantive provisions other than those contained in the standard master repurchase agreement as published by the Bond Market Association. As noted below, some of our master repurchase agreements that were in effect as of the date of this report contain negative covenants requiring us to maintain certain levels of net asset value, tangible net worth and available funds and comply with interest coverage ratios, leverage ratios and distribution limitations. Two of our master repurchase agreements, which accounted for approximately $208.0 million of our liabilities as of March 31, 2008, provide that they may be terminated if, among other things, certain material decreases in net asset value occur, we lose our REIT status or our Manager is terminated. Generally, if we violate one of these covenants, the counterparty to the master repurchase agreement has the option to declare an event of default, which would accelerate the repurchase date. If such option is exercised, then all of our obligations would come due, including either purchasing the securities or selling the securities, as the case may be. The counterparty to the master repurchase agreement, if the buyer in such transaction, for example, will be entitled to keep all income paid after the exercise, which will be applied to the aggregate unpaid repurchase price and any other amounts owed by us, and we are required to deliver any purchased securities to the counterparty.

        Our master repurchase agreements with Credit Suisse First Boston, LLC and Credit Suisse First Boston (Europe) Limited and our secured revolving credit facility each contain a restrictive covenant that would trigger an event of default if our stockholders' equity declines:

  •
  commencing in 2008, by 60% or more from our stockholders' equity as of the prior December 31, or

  •
  below $100.0 million.

        Certain of our repurchase agreements and our secured revolving credit facility contain financial covenants, including maintaining our REIT status and maintaining a specific net asset value or worth. We were in compliance with all of these financial covenants as of March 31, 2008. As of March 31, 2008, our stockholders' equity was $132.6 million. If our stockholders' equity decreases below $100.0 million, we would be in default under these borrowing arrangements and if we were unable to obtain a waiver or an amendment of those terms, the lenders under those facilities would have the right to accelerate the maturity of the indebtedness and we could be forced to repay such indebtedness, which totaled 256.2 million as of March 31, 2008 (of which $207.4 million was repaid in April 2008 from the proceeds of the sale of our Agency MBS portfolio), in its entirety.

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

        As of March 31, 2008, the primary component of our market risk was interest rate risk, as described below. Although we do not seek to avoid risk completely, we do believe the risk can be quantified from historical experience and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

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

        On March 31, 2008, we were party to seven interest rate swap contracts and three interest rate cap contracts. The following table summarizes the expiration dates of these contracts and their notional amounts (in thousands):

Expiration Date	Notional Amount
2008	$40,000
2009	200,000
2013	50,413
2015	14,000
2016	20,000
2017	13,000
2018	240,467
2020	108,374

TOTAL	$686,254

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

        Credit Risk—Our portfolio of commercial real estate loans and securities is subject to a high degree of credit risk. Credit risk is the exposure to loss from debtor defaults. Default rates are subject to a wide variety of factors, including, but not limited to, property performance, property management, supply and demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the United States economy and other factors beyond our control.

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

        If actual principal losses on the underlying loans exceed assumptions, the higher rated securities will be affected more significantly as a loss of principal may not have been assumed. We expect that most if not all principal will be recovered with respect to classes rated B or higher. However, we cannot provide assurance that this will be the case.

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

        The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive investments, repurchase agreement liabilities, CDO liabilities, senior mortgage-backed notes, mortgages payable, junior subordinated notes, secured revolving credit facility indebtedness and swaps and caps, at March 31, 2008, assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points
	(Dollars in thousands)
Mortgage assets and other securities available for sale (1)
Fair value	$383,407	$355,528	$334,815
Change in fair value	$27,879	—	$(20,713)
Change as a percent of fair value	7.84%	—	(5.83)%
Real estate loans, including real estate loans held for sale
Fair value	$158,405	$151,692	$145,316
Change in fair value	$6,713	—	$(6,376)
Change as a percent of fair value	4.43%	—	(4.20)%
Repurchase agreements(2)
Fair value	$(408,677)	$(408,677)	$(408,677)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
CDO liabilities
Fair value	$(182,769)	$(182,769)	$(182,769)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Senior mortgage-backed notes, related party
Fair value	$(88,446)	$(88,446)	$(88,446)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Mortgages payable
Fair value	$(223,854)	$(212,762)	$(201,670)
Change in fair value	$(11,092)	—	$11,092
Change as a percent of fair value	5.21%	—	(5.21)%
Junior subordinated notes
Fair value	$(22,856)	$(21,773)	$(20,690)
Change in fair value	$(1,083)	—	$1,083
Change as a percent of fair value	4.98%	—	(4.98)%

Secured revolving credit facility, related party
Fair value	$(48,220)	$(48,220)	$(48,220)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Designated and undesignated interest rate swaps and caps (net)
Fair value	$(75,078)	$(36,913)	$(2,160)
Change in fair value	$(38,165)	—	$34,753
Change as a percent of notional value	(6.53)%	—	5.95%
Credit default swaps
Fair value	$(15,243)	$(15,202)	$(15,148)
Change in fair value	$(41)	—	$54
Change as a percent of notional value	(0.42)%	—	0.53%

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

        Currency Risk—From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. Changes in currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. We attempt to mitigate this impact by utilizing currency swaps on our foreign currency-denominated investments or foreign currency forward commitments to hedge the net exposure.

Related Party Transactions

        We have entered into a management agreement, as amended (the "Agreement"), with our Manager. The initial term of the Agreement expires in December 2008. After the initial term, the Agreement will be automatically renewed for a one-year term each anniversary date thereafter unless we or our Manager terminate the Agreement. The Agreement provides that our Manager will provide us with investment management services and certain administrative services and will perform our day-to-day operations. The monthly base management fee for such services is equal to 1.5% of one-twelfth of our equity, as defined in the Agreement, payable in arrears. In March 2008, we and our Manager agreed that during 2008, we would pay the base management fee in shares of our common stock, rather than in cash. In May 2008, we issued 68,338 shares of our common stock to our Manager in respect of the base management fee for the quarter ended March 31, 2008 at a price per share of $10.15.

        In addition, under the Agreement, our Manager earns a quarterly incentive fee equal to 25% of the amount by which the quarterly net income per share, as defined in the Agreement (which principally excludes the effect of stock compensation and the unrealized change in derivatives), exceeds an amount equal to the product of the weighted average of the price per share of the common stock we issued in our March 2005 private offering and in our IPO and the price per share of common stock in any subsequent offerings by us, multiplied by the higher of (i) 2.4375% or (ii) 25% of the then applicable 10 year Treasury note rate plus 0.50%, multiplied by the then weighted average number of outstanding shares for the quarter. The incentive fee is paid quarterly. The Agreement provides that 10% of the incentive management fee is to be paid in shares of our common stock (providing that such payment does not result in our Manager owning directly or indirectly more than 9.8% of our issued and outstanding common stock) and the balance is to be paid in cash. Our Manager may, at its sole discretion, elect to receive a greater percentage of its incentive management fee in shares of our common stock. The incentive management fees included in our consolidated statements of operations that were incurred during the three months ended March 31, 2008 and 2007 were $0.0 million and $0.1 million, respectively.

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

        We issued to our Manager 84,000 shares of our restricted common stock and granted options to purchase 126,000 shares of our common stock for a 10 year period at a price of $25 per share in March 2005. We issued to one of our executive officers 30,000 shares of restricted common stock in March 2006. 10,000 of such shares vested on March 15, 2007 and the remaining 20,000 shares were forfeited in April 2007 when the executive officer to whom such shares were issued resigned from his position with us. We issued to one of our directors 2,000 shares of restricted stock in November 2006 and 2,000 shares of restricted stock in May 2007, both of which vest on the first anniversary of the date of issuance. For the three months ended March 31, 2008 and 2007, the base management expense was $0.7 million and $2.1 million, respectively. Included in the management fee expense for the three months ended March 31, 2008 and 2007 was $0.0 million and $0.3 million, respectively, of amortization of stock-based compensation related to restricted stock and options granted.

        The Agreement provides that we are required to reimburse our Manager for certain expenses incurred by our Manager on our behalf provided that such costs and reimbursements are no greater than that which would be paid to outside professionals or consultants on an arm's length basis. For the three months ended March 31, 2008 and 2007, we were not charged any reimbursable costs by our Manager.

        In January 2007, we purchased a $28.5 million investment in BREF One, LLC (the "Fund"), a real estate finance fund sponsored by Brookfield Asset Management Inc. ("Brookfield"), the indirect parent of our Manager, and managed by a Brookfield subsidiary, and incurred a $10.4 million unfunded capital commitment to the Fund. The acquisition was made from two subsidiaries of Brookfield. As of December 31, 2007, the unfunded commitment totaled $1.5 million. During the three months ended March 31, 2008, we sold our interest in the Fund to an affiliate of our Manager at its carrying value of $35.7 million and we were released from our unfunded capital commitment to the Fund. During the three months ended March 31, 2008 we had less than $0.1 million of equity losses from our investment in the fund and during the three months ended March 31, 2007, we had $0.8 million of equity income from our investment in the Fund.

        In August 2007, we entered into a $100.0 million unsecured 364-day credit facility with Brookfield US Corporation, an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100.0 million in the aggregate and expires in May 2009. On March 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth and to eliminate the financial covenants relating to minimum net income (as defined in the facility), a maximum leverage ratio and interest rate sensitivity. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendments were approved by the independent members of our board of directors. The credit agreement contains customary representations, warranties and covenants, including covenants limiting dividends, liens, mergers, asset sales and other fundamental changes. In addition, the credit agreement contains additional covenants, which include maintaining a certain minimum net worth. As of March 31, 2008, we owed $48.2 million under this facility.

        We and our Manager have entered into sub-advisory agreements with other affiliated entities and the fees payable under such agreements will be paid from any management fees earned by our Manager. In addition, certain of these affiliated sub-advisory entities introduced investments to us for purchase that we acquired for a total of $0.0 million and $262.7 million during the three months ended March 31, 2008 and 2007, respectively. The purchase price of two commercial real estate properties that we purchased in March 2007 from an affiliate of our Manager, at a total cost of approximately $234.2 million, were determined as part of a competitive bid process, and the purchase price of our investment in a private equity fund managed by an affiliate of our Manager, at a total initial cost of approximately $28.5 million, was acquired at its book value assuming hypothetical liquidation. All such acquisitions were approved in advance by the independent members of our board of directors.

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

        As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Controls

        There have been no changes in our "internal control over financial reporting" (as defined in paragraph (d) of Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.    Legal Proceedings

        None

Item 1A.    Risk Factors

        There have been no material changes to the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 14, 2008 with the SEC. A copy of those risk factors, updated for March 31, 2008, are attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        On May 12, 2008, Clifford Lai resigned as President and Chief Executive Officer of Crystal River Capital, Inc. (the "Company"), effective May 13, 2008.

        In addition, on May 12, 2008, the board of directors of the Company appointed William Powell as the Company's new President and Chief Executive Officer, effective May 13, 2008. Prior to joining the Company, Mr. Powell was a partner at Brookfield Real Estate Financial Partners, LLC from May 2004 to May 2008 and was a Director of Brookfield Real Estate Financial Partners, LLC from September 2002 until June 2004. Brookfield Real Estate Financial Partners, LLC is a wholly-owned subsidiary of Brookfield Asset Management that manages private funds sponsored by Brookfield Asset Management that invest in commercial real estate debt. Mr. Powell does not have an employment agreement with the Company, as he is an employee of and compensated by Brookfield Asset Management, an affiliate of the Company's external manager. Mr. Powell is 49 years old.

        The information in this Item 5 would otherwise have been reported on a current report on Form 8-K pursuant to Item 5.02.

Item 6.    Exhibits

3.1	Charter of Crystal River Capital, Inc. (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-32958) filed on March 30, 2007 and incorporated herein by reference)
3.2
Amended and Restated Bylaws of Crystal River Capital, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-32958) filed on May 14, 2007 and incorporated herein by reference)

II-1

11.1
Statements regarding Computation of Earnings per Share (Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 15 to the consolidated financial statements contained in this report)
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

CRYSTAL RIVER CAPITAL, INC.
/s/ CLIFFORD E. LAI
May 12, 2008 Date	Clifford E. Lai President and Chief Executive Officer
/s/ CRAIG J. LAURIE
May 12, 2008 Date	Craig J. Laurie Chief Financial Officer and Treasurer

S-1

QuickLinks

CRYSTAL RIVER CAPITAL, INC. INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
Crystal River Capital, Inc. and Subsidiaries Consolidated Balance Sheets (in thousands, except share and per share data)
Crystal River Capital, Inc. and Subsidiaries Consolidated Statements of Operations (in thousands, except share and per share data) (Unaudited)
Crystal River Capital, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders' Equity For the Three Months Ended March 31, 2008 (in thousands, except share data) (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES