Form 10-Q
period 2008-06-30
Crystal River Capital, Inc.
filed 2008-08-11
CIK 1344705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

        The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of August 8, 2008 was 24,875,281.

CRYSTAL RIVER CAPITAL, INC.

INDEX

PART I.

FINANCIAL INFORMATION

Item 1.    Financial Statements

Crystal River Capital, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS:
Available for sale securities, at fair value
Commercial MBS	$241,685	$399,410
Agency MBS	—	1,246,682
Non-Agency Residential MBS	54,127	168,422
Preferred stock	24	732
Real estate loans	24,370	170,780
Real estate loans held for sale	47,504	—
Commercial real estate, net	231,511	234,763
Other investments	1,550	37,761
Intangible assets	78,357	81,174
Cash and cash equivalents	7,754	27,521
Restricted cash	27,646	68,706
Receivables:
Principal paydown	—	914
Interest	4,670	11,808
Other receivables	17,449	18,915
Prepaid expenses and other assets	1,763	540
Deferred financing costs, net	1,707	10,750
Derivative assets	28	560

Total Assets	$740,145	$2,479,438

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Accounts payable, accrued expenses and other	$2,610	$1,817
Due to Manager	360	678
Dividends payable	7,454	16,828
Intangible liabilities	75,005	77,745
Repurchase agreements	22,117	1,276,121
Collateralized debt obligations (fair value at June 30, 2008 and cost at December 31, 2007)	204,769	486,608
Junior subordinated notes	51,550	51,550
Mortgages payable	219,380	219,380
Senior mortgage-backed notes, related party	24,087	99,815
Secured revolving credit facility, related party	38,420	67,319
Interest payable	2,454	9,256
Derivative liabilities	31,037	61,729

Total Liabilities	679,243	2,368,846

Commitments and Contingencies
Stockholders' Equity:
Preferred Stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized, 24,775,283 and 24,704,945 shares issued and outstanding, respectively	25	25
Additional paid-in capital	563,900	562,930
Accumulated other comprehensive loss	(9,724)	(15,481)
Declared dividends in excess of operations	(493,299)	(436,882)

Total Stockholders' Equity	60,902	110,592

Total Liabilities and Stockholders' Equity	$740,145	$2,479,438

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Interest and dividend income:
Interest income—available for sale securities	$24,355	$50,823	$64,292	$101,027
Interest income—real estate loans	2,207	4,404	4,819	8,729
Other interest and dividend income	218	2,276	887	4,976

Total interest and dividend income	26,780	57,503	69,998	114,732
Rental income, net	5,550	5,110	11,212	5,658

Total revenues	32,330	62,613	81,210	120,390

Expenses:
Interest expense	10,732	43,179	35,000	83,298
Management fees, related party	418	1,828	1,085	4,181
Professional fees	585	1,204	1,253	1,986
Depreciation and amortization	3,022	2,798	6,044	3,109
Incentive fees	—	—	—	124
Insurance expense	480	325	810	407
Directors' fees	127	178	280	340
Public company expense	302	161	413	232
Commercial real estate expenses	420	334	837	344
Provision for loss on real estate loans	7,386	—	16,449	—
Other expenses	521	208	896	296

Total expenses	23,993	50,215	63,067	94,317

Income before other revenues (expenses)	8,337	12,398	18,143	26,073
Other revenues (expenses):
Realized net gain (loss) on sale of securities available for sale, real estate loans and other investments	(1,263)	(440)	(5,048)	1,180
Realized and unrealized gain (loss) on derivatives	5,351	(3,598)	(38,031)	(12,207)
Impairment of available for sale securities	(18,310)	(22,058)	(85,464)	(22,693)
Net change in assets and liabilities valued under fair value option	(69,355)	—	(102,203)	—
Foreign currency exchange gain	—	4,249	—	4,751
Income (loss) from equity investments	—	589	(40)	1,438
Other	(295)	(214)	(578)	(72)

Total other expenses	(83,872)	(21,472)	(231,364)	(27,603)

Net loss	$(75,535)	$(9,074)	$(213,221)	$(1,530)

Per share information:
Net loss per share of common stock
Basic	$(3.04)	$(0.36)	$(8.60)	$(0.06)

Diluted	$(3.04)	$(0.36)	$(8.60)	$(0.06)

Dividends declared per share of common stock	$0.30	$0.68	$0.98	$1.36

Weighted average shares of common stock outstanding
Basic	24,807,529	25,029,782	24,778,788	25,036,870

Diluted	24,807,529	25,029,782	24,778,788	25,036,870

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2008
(in thousands, except share data)
(Unaudited)

	Common Stock
				Accumulated Other Comprehensive Loss	Declared Dividends in Excess of Earnings
	Shares	Par Value	Additional Paid-In Capital			Total	Comprehensive Loss
Balance at December 31, 2007	24,704,945	$25	$562,930	$(15,481)	$(436,882)	$110,592
Cumulative effect of the adoption of SFAS 159				(1,670)	181,092	179,422
Net loss					(213,221)	(213,221)	$(213,221)
Realization of deferred unrealized gains on securities available for sale				(6,199)		(6,199)	(6,199)
Realization of deferred unrealized losses on cash flow hedges				13,181		13,181	13,181
Amortization of net realized gains on cash flow hedges				445		445	445

Comprehensive loss							$(205,794)

Dividends declared on common stock					(24,232)	(24,232)
Issuance of stock in lieu of management fee	68,338		694			694
Issuance of restricted stock	2,000		—
Issuance of deferred stock units			64		(56)	8
Amortization of stock based compensation			212			212

Balance at June 30, 2008	24,775,283	$25	$563,900	$(9,724)	$(493,299)	$60,902

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(213,221)	$(1,530)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of stock based compensation	212	736
Accretion of net discount on available for sale securities and real estate loans	(12,157)	(7,823)
Realized net (gain) loss on sale of available for sale securities	3,815	(1,180)
Realized loss on sale of real estate loans	1,090	—
Impairment of available for sale securities	85,464	22,693
Provision for loan loss on real estate loans	16,449	—
Net change in assets and liabilities valued under fair value option	102,203	—
Accretion of interest on real estate loans	—	(675)
Amortization of net realized cash flow hedge (gain) loss	445	(822)
Realized and unrealized loss on derivatives	34,963	13,856
Amortization and write-off of deferred financing costs	890	1,286
Management fee expense paid in stock	694	—
(Income) loss from equity investment	40	(1,438)
Change in deferred income tax	—	(900)
Gain on foreign currency exchange	—	(4,585)
Depreciation and amortization	6,044	3,109
Amortization of intangible liabilities	(2,740)	(1,410)
Other	581	402
Changes in operating assets and liabilities:
Payments on settlement of derivatives	(7,877)	(481)
Interest receivable	7,138	(1,365)
Interest receivable, derivative	169	(131)
Proceeds from settlement of derivatives	—	560
Other receivable	(291)	(2,708)
Prepaid expenses and other assets	(1,223)	1,923
Return on capital from equity investments	—	2,060
Accounts payable and accrued liabilities	(207)	(4,008)
Due to Manager	(318)	(310)
Interest payable	(6,802)	1,473
Interest payable, derivative	(3,750)	(95)

Net cash provided by operating activities	11,611	18,637

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	—	(755,571)
Acquisition of interest in other investments	—	(37,004)
Acquisition of commercial real estate and rent enhancement receivable	—	(234,710)
Return of capital from equity investment	426	1,072
Interest purchased	—	(119)
Underwriting costs on available for sale securities and real estate loans	—	(122)
Principal payments on available for sale securities and real estate loans	72,419	236,270
Proceeds from the sale of available for sale securities	1,178,357	514,658
Proceeds from the sale of real estate loans and other investments	113,977	—
Proceeds from rent enhancement	1,758	750
Cash paid to terminate credit default swaps	(30,249)	—
Net receipts (deposits) of restricted cash for investment	18,424	(6,139)
Funding of real estate loans	(166)	(25,761)

Net cash provided by (used in) investing activities	1,354,946	(306,676)

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(in thousands)
(Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from junior subordinated notes held by trust that issued trust preferred securities	—	50,000
Payment on settlement of derivatives	(10,466)	(5,490)
Proceeds from the settlement of derivatives	—	2,022
Net change in cash collateral payable	—	2,100
Issuance of collateralized debt obligations	—	324,956
Proceeds from mortgage payable	—	198,500
Proceeds from senior mortgage-backed notes, related party	—	101,500
Principal repayments on collateralized debt obligations	(6,264)	(7,340)
Principal repayments on senior mortgage-backed notes, related party	(75,728)	(384)
Net receipts from (deposits into) restricted cash	22,636	(3,673)
Payment of deferred financing costs	—	(7,954)
Dividends paid	(33,600)	(33,529)
Net payments on repurchase agreements	(1,254,004)	(247,971)
Net payments on repurchase agreements, related party	—	(104,000)
Net payments on secured revolving credit facility, related party	(28,899)	—
Other	1	(50)

Net cash provided by (used in) financing activities	(1,386,324)	268,687

Net decrease in cash and cash equivalents	(19,767)	(19,352)
Cash and cash equivalents at beginning of period	27,521	39,023

Cash and cash equivalents at end of period	$7,754	$19,671

Supplemental disclosure of cash flows:
Cash paid during the period for interest	$44,871	$80,286
Cash paid during the period for income taxes	—	236
Supplemental disclosure of noncash investing and financing activities:
Dividends declared, not yet paid	7,433	17,025
Principal paydown receivable	—	9,233
Purchase of available for sale securities not yet settled	—	100,601
Sale of available for sale securities not yet settled	—	85,908
Equity investment in trust	—	1,550
Capitalization of interest on other investments	—	1,164
Cumulative effect upon adoption of SFAS 159	179,422	—
Classification of real estate loans as held for sale	47,504	—

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2008

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

         Use of Estimates—The preparation of financial statements in conformity with GAAP requires us to make a significant number of estimates in the preparation of the financial statements. These estimates include determining the fair market value of certain investments, debt obligations and derivative assets and liabilities, amount and timing of credit losses, prepayment assumptions, allocation of purchase price to tangible and intangible assets or property acquisitions, and other items that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

in these estimates (e.g., market values change due to changes in supply and demand, credit performance, prepayments, interest rates, or other reasons; yields change due to changes in credit outlook and loan prepayments) will occur in the near future. Our estimates are inherently subjective in nature and actual results could differ from our estimates and differences may be material.

         Cash and Cash Equivalents—We classify highly liquid investments with original maturities of 90 days or less from the date of purchase as cash equivalents. Cash and cash equivalents may include cash and short term investments. Short term investments are stated at cost, which approximates their fair value, and may consist of investments in money market accounts.

         Restricted Cash—Restricted cash consists primarily of funds held on deposit with brokers to serve as collateral for repurchase agreements, certain interest rate swap and credit default swap agreements, funds held by the trustee for CDO II (See Note 9) and funds held in escrow for one of our financing subsidiaries relating to a yield-maintenance agreement for certain real estate loans that we sold in June 2008 (See Note 10).

         Securities—We invest in commercial mortgage-backed securities ("CMBS"), U.S. Agency mortgage pass-through certificates, which are securities issued or guaranteed by the Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") or Government National Mortgage Association ("Ginnie Mae") and Agency Collateralized Mortgage Obligations issued by Fannie Mae or Freddie Mac backed by mortgage pass-through securities and evidenced by a series of bonds or certificates issued in multiple classes (collectively, "Agency MBS"), Non-Agency residential mortgage-backed securities ("Non-Agency RMBS") and other real estate debt and equity instruments. We account for our available for sale securities (CMBS, Agency MBS, RMBS, asset-backed securities ("ABS") and other real estate and equity instruments), which we refer to as our AFS investments, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). We classify our securities as available for sale because we may dispose of them prior to maturity in response to changes in the market, liquidity needs or other events, even though we do not hold the securities for the purpose of selling them in the near future.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

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

        Properties are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. For commercial properties, an impairment loss is recognized when a property's carrying value exceeds its undiscounted future net cash flow. The impairment is measured as the amount by which the carrying value exceeds the estimated fair value. Projections of future cash flow take into account the specific business plan for each property and management's best estimate of the most probable set of economic conditions anticipated to prevail in the market. We recorded no impairment losses on our commercial real estate investments during the six months ended June 30, 2008 or 2007.

         Accounting for Derivative Financial Instruments and Hedging Activities—We account for our derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 133 and SFAS 149 require us to recognize all derivative instruments at their fair value as either assets or liabilities on our balance sheet. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether we have designated it, and whether it qualifies, as part of a hedging relationship and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. We have no fair value hedges or hedges of a net investment in foreign operations as of June 30, 2008.

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

         Dividends to Stockholders—We record dividends to stockholders on the declaration date. The actual dividend and its timing are at the discretion of our board of directors. We intend to pay sufficient dividends to avoid incurring any income or excise tax. During the six months ended June 30, 2008, we declared dividends in the amount of $24,288, or $0.98 per share, of which $16,799 was distributed on April 29, 2008 to our stockholders of record as of March 31, 2008, $7,433 was distributed on July 28, 2008 to our stockholders of record as of June 30, 2008 and of which $56 related to dividends on deferred stock units.

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

         Revenue Recognition—Interest income for our available for sale securities and real estate loans is recognized over the life of the investment using the effective interest method and recorded on the accrual basis. Interest income on mortgage-backed securities ("MBS") is recognized using the effective interest method as required by EITF 99-20. Real estate loans generally are originated or purchased at or near par value, and interest income is recognized based on the contractual terms of the loan

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

instruments. Any loan fees or acquisition costs on originated loans or securities are capitalized and recognized as a component of interest income over the life of the investment utilizing the straight-line method, which approximates the effective interest method. None of the interest income for the six months ended June 30, 2008 or 2007 included prepayment fees. We do not accrue interest on real estate loans that are placed on non-accrual status when collection of principal or interest is in doubt. As of January 1, 2008, one of our construction real estate loans was placed on non-accrual status and we recorded an additional provision for loan loss of $3,033 and $533 related to this loan during the six months ended June 30, 2008 and the three months ended June 30, 2008, respectively, as we believe that it is probable that we will not recover the entire loan balance, including the capitalized interest thereon.

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

June 30, 2008

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

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

        We have a wholly-owned domestic taxable REIT subsidiary that has made a joint election with us to be treated as our TRS. Our TRS is a separate entity subject to federal income tax under the Internal Revenue Code. For the three months ended June 30, 2008 and June 30, 2007, we recorded current net income tax expense of $0 and $345 (federal income tax of $240 and state and local income tax of $105), respectively, which is included in other expenses, and for the six months ended June 30, 2008 and June 30, 2007, we recorded current net income tax expense of $0 and $684 (federal income tax of $455 and state and local income tax of $229), respectively, which is included in other expenses. For the three months ended June 30, 2008 and June 30, 2007, we recorded a net deferred tax benefit (expense) of $0 and $150, respectively, which is included in other expenses, and for the six months ended June 30, 2008 and June 30, 2007, we recorded a net deferred tax benefit (expense) of $0 and $900, respectively, which is included in other expenses.

        As of June 30, 2008, we recorded a $14,870 valuation allowance on deferred tax assets of $14,870 attributable to income tax net operating loss carryforward and capital loss carryforward relating to our TRS. The valuation allowance is based on management's estimate that our TRS is not expected to generate sufficient taxable income to recover the deferred tax assets. As of June 30, 2008 we did not have a deferred tax liability. As of June 30, 2008, we had net operating loss carryforward and capital

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

loss carryforward of approximately $67 and $32,614, respectively. The net operating loss carryforward expires in 2027 and the capital loss carryforward expires in 2012.

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

        Our policy for interest and penalties on material uncertain tax positions recognized in our consolidated financial statements is to classify these as interest expense and operating expense, respectively. However, in accordance with FIN 48 we assessed our tax positions for all open tax years (Federal, years 2005 through 2007 and State, years 2005 through 2007) as of June 30, 2008 and concluded that we have no material FIN 48 liabilities to be recognized at this time.

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

         Earnings per Share—We compute basic and diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share ("SFAS 128"). Basic earnings per share ("EPS") is computed based on net income divided by the weighted average number of shares of common stock and other participating securities outstanding during the period. Diluted EPS is based on net income divided by the weighted average number of shares of common stock plus any additional shares of common stock attributable to stock options, provided that the options have a dilutive effect. At each of June 30, 2008 and June 30, 2007, options to purchase a total of 130,000 shares of common stock have been excluded from the computation of diluted EPS as they were determined to be antidilutive.

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

June 30, 2008

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

        Our maximum exposure to loss as a result of our investment in these QSPEs totaled $76,982 as of June 30, 2008.

        The financing structures that we offer to the borrowers on certain of our real estate loans involve the creation of entities that could be deemed VIEs and therefore, could be subject to FIN 46R. Our management has evaluated our real estate loans and has concluded that none of the real estate loans are VIEs that are subject to the consolidation rules of FIN 46R. See Note 5.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

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

         Concentration of Credit Risk and Other Risks and Uncertainties—A significant portion of our investments are concentrated in MBS that pass through collections of principal and interest from the underlying mortgages and there is a risk that some borrowers on the underlying mortgages will default. Therefore, MBS may bear some exposure to credit losses. Our maximum exposure to loss due to credit risk if all parties to our AFS investments failed completely to perform according to the terms of the contracts as of June 30, 2008 is $295,836. Our real estate loans and other investments may bear some exposure to credit losses. Our maximum exposure to loss due to credit risk if parties to the real estate loans, including real estate loans held for sale, and other investments failed completely to perform according to the terms of the loans and other agreements as of June 30, 2008 is $73,424.

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

June 30, 2008

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

        SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:

        Basis of Fair Value Measurement

  Level
  1   Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

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

        We did not elect the fair value option for any of the assets or liabilities for any other legal entities as these are currently accounted for using similar measurement attributes and, as a result, there is less need to reduce volatility in earnings or the assets serving for any related liabilities are recorded in a manner that is similar to the reporting purposes of the secured liabilities. We also did not elect the fair value option for our investments that are funded with equity. There is no paired liability for these assets and our intent upon the acquisition of these assets is to hold them for investment and generate long-term cash flows. Thus, reflecting changes in fair values of these investments from period to period through our consolidated statements of operations, as would be required under the FVO of SFAS 159, would not, in our opinion, be appropriate.

        SFAS 159 allows for a one-time election to record the cumulative unrealized gains and losses on those assets, liabilities and commitments for which the FVO is elected and were existing at the time of initial application of SFAS 159. Adjustments resulting from the one-time election are reflected on our

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

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

        The following is a summary of the one-time cumulative effect adjustment on our consolidated statements of changes in stockholder's equity:

	Historical cost as of December 31, 2007	Fair value at date of adoption	Cumulative effect adjustment
CDOs	$486,608	$299,034	$187,574
Deferred financing costs on CDOs, net of accumulated amortization	8,152	—	(8,152)
Net unrealized holding gains on available for sale securities within our CDO entities reclassified to declared dividends in excess of operations			1,670

Total cumulative effect adjustment			$181,092

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

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

        In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method in accordance with FASB Statement No. 128, Earnings Per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. We are currently evaluating the effect that FSP EITF 03-6-1 may have on our consolidated financial statements.

         Presentation—Certain reclassifications have been made in the presentation of the prior periods consolidated financial statements to conform to the June 2008 presentation.

3. FAIR VALUE HIERARCHY

Fair Value on a Recurring Basis

        The following tables set forth by level within the fair value hierarchy our assets and liabilities accounted for at fair value on a recurring basis under SFAS 155 and SFAS 159 as of June 30, 2008. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements as of June 30, 2008
	Level 1	Level 2	Level 3	Total
Assets accounted for at fair value:
Available-for-sale securities	$—	$—	$295,836	$295,836
Derivative assets	—	23	—	23

Total assets at fair value	$—	$23	$295,836	$295,859

Liabilities accounted for at fair value:
Collateralized debt obligations	$—	$—	$204,769	$204,769
Derivative liabilities	—	11,890	18,811	30,701

Total liabilities at fair value	$—	$11,890	$223,580	$235,470

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The following is a summary of our available for sale securities based on the lowest level input that is significant to each security's fair value measurement in its entirety as of June 30, 2008.

	Available for Sale Securities at Fair Value as of June 30, 2008
Security Description	Level 1	Level 2	Level 3	Total
CMBS	$—	$—	$241,685	$241,685
Non-Agency RMBS	—	—	54,127	54,127
Preferred stock	—	—	24	24

Total available for sale securities at fair value	$—	$—	$295,836	$295,836

Level 3 assets for which we do not bear economic exposure(1)			215,574

Level 3 assets for which we bear economic exposure			$80,262

(1)
Consists of Level 3 assets that are financed by our collateralized debt obligations. We own an interest in these securities through our investment in the subordinate classes of notes issued by these CDOs.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

Level 3 Gains and Losses

        The table below sets forth a summary of changes in the fair value of our assets with significant valuation inputs classified as Level 3 for the six months ended June 30, 2008.

	Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Available for sale securities	Available for sale securities at FVO	Total
Balance, January 1, 2008	$169,883	$398,681	$568,564
Total net gains or losses on assets still held at June 30, 2008:
Included in earnings—interest income	2,767	9,932	12,699
Included in earnings—impairments	(85,464)	—	(85,464)
Included in earnings—mark to market on available for sale securities (FVO)	—	(190,204)	(190,204)
Included in earnings—other	(553)	—	(553)
Included in accumulated other comprehensive income (loss)	1,644	—	1,644
Total net gains or losses on assets disposed during the period:
Included in earnings—interest income	39	(117)	(78)
Included in earnings—realized gain (loss) on sale	(1,894)	—	(1,894)
Included in accumulated other comprehensive income (loss)	68	—	68
Net purchases, dispositions and settlements	(5,913)	(3,033)	(8,946)
Transfers in and/or out of Level 3	—	—	—

Balance, June 30, 2008	$80,577	$215,259	$295,836

        During the six months ended June 30, 2008, our assets measured at fair value on a recurring basis reflected as Level 3 decreased, largely as a result of the sale of a CMBS totaling $2,245, principal repayments on CMBS and Non-Agency RMBS totaling $6,934 and spread widening on our CMBS and Non-Agency RMBS. A significant amount of our available for sale securities are reflected as Level 3 as a result of the reduction of liquidity in the capital markets that has resulted in a decrease in the observability of the significant inputs used in determining fair value.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our assets with significant valuation inputs classified as Level 3 for the three months ended June 30, 2008.

	Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Available for sale securities	Available for sale securities at FVO	Total
Balance, March 31, 2008	$99,529	$255,999	$355,528
Total net gains or losses on assets still held at June 30, 2008:
Included in earnings—interest income	658	4,038	4,696
Included in earnings—impairments	(18,310)	—	(18,310)
Included in earnings—mark to market on available for sale securities (FVO)	—	(43,501)	(43,501)
Included in earnings—other	(270)	—	(270)
Included in accumulated other comprehensive income (loss)	1,716	—	1,716
Total net gains or losses on assets disposed during the period:
Included in earnings—interest income	23	(117)	(94)
Included in earnings—realized gain (loss) on sale	—	—	—
Included in accumulated other comprehensive income (loss)	67	—	67
Net purchases, dispositions and settlements	(2,836)	(1,160)	(3,996)
Transfers in and/or out of Level 3	—	—	—

Balance, June 30, 2008	$80,577	$215,259	$295,836

        During the three months ended June 30, 2008, our assets measured at fair value on a recurring basis reflected as Level 3 decreased, largely as a result of principal repayments on CMBS and Non-Agency RMBS totaling $3,775 and spread widening on our CMBS and Non-Agency RMBS. A significant amount of our available for sale securities are reflected as Level 3 as a result of the reduction of liquidity in the capital markets that has resulted in a decrease in the observability of the significant inputs used in determining fair value.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our liabilities with significant valuation inputs classified as Level 3 for the six months ended June 30, 2008.

	Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Derivative Liabilities	Collateralized Debt Obligations	Total
Balance, January 1, 2008	$—	$299,034	$299,034
Total net gains or losses (realized/unrealized) still held at June 30, 2008:
Included in earnings—mark to market on collateralized debt obligations	—	(88,001)	(88,001)
Included in earnings—realized and unrealized loss on derivatives	5,451	—	5,451
Net issuances, dispositions and settlements	(19,780)	(6,264)	(26,044)
Transfers in and/or out of Level 3	33,140	—	33,140

Balance, June 30, 2008	$18,811	$204,769	$223,580

        During the six months ended June 30, 2008, our liabilities measured at fair value on a recurring basis increased, largely due to our classifying our CDS as Level 3 liabilities as a result of the reduction of liquidity in the capital markets that has resulted in a decrease in the observability of the significant inputs used in determining fair value, offset in part by derivative liabilities that we closed out during the six month period.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our liabilities with significant valuation inputs classified as Level 3 for the three months ended June 30, 2008.

	Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Derivative Liabilities	Collateralized Debt Obligations	Total
Balance, March 31, 2008	$453	$182,769	$198,423
Total net gains or losses (realized/unrealized) still held at June 30, 2008:
Included in earnings—mark to market on collateralized debt obligations	—	25,854	25,854
Included in earnings—realized and unrealized loss on derivatives	3,157	—	3,157
Net issuances, dispositions and settlements	—	(3,854)	(3,854)
Transfers in and/or out of Level 3	15,201	—	15,201

Balance, June 30, 2008	$18,811	$204,769	$223,580

        During the three months ended June 30, 2008, our liabilities measured at fair value on a recurring basis increased, largely due to our classifying our CDS as Level 3 liabilities as a result of the reduction of liquidity in the capital markets that has resulted in a decrease in the observability of the significant inputs used in determining fair value.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our available for sale securities with significant valuation inputs classified as Level 3 for the six months ended June 30, 2008.

	Available for Sale Securities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	CMBS	Non-Agency RMBS	Preferred Stock	Total
Balance, December 31, 2007	$399,410	$168,422	$732	$568,564
Total net gains/losses on securities still held at end of period:
Included in earnings—interest income	6,179	6,520	—	12,699
Included in earnings—impairments	(38,487)	(45,861)	(1,116)	(85,464)
Included in earnings—mark to market on available for sale securities	(122,331)	(67,873)	—	(190,204)
Included in earnings—other	—	(553)	—	(553)
Included in accumulated other comprehensive income (loss)	1,519	(283)	408	1,644
Total net gains/losses on securities disposed during period:
Included in earnings—interest income	(36)	(42)	—	(78)
Included in earnings—realized gain (loss) on sale	(1,894)	—	—	(1,894)
Included in accumulated other comprehensive income (loss)	83	(15)	—	68
Net purchases, dispositions and settlements	(2,758)	(6,188)	—	(8,946)
Transfers in and/or out of Level 3	—	—	—	—

Balance, June 30, 2008	$241,685	$54,127	$24	$295,836

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our available for sale securities with significant valuation inputs classified as Level 3 for the three months ended June 30, 2008.

	Available for Sale Securities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	CMBS	Non-Agency RMBS	Preferred Stock	Total
Balance, beginning of period	$271,112	$84,271	$145	$355,528
Total net gains/losses on securities still held at end of period:
Included in earnings—interest income	3,145	1,551	—	4,696
Included in earnings—impairments	(6,809)	(11,380)	(121)	(18,310)
Included in earnings—mark to market on available for sale securities	(27,473)	(16,028)	—	(43,501)
Included in earnings—other	—	(270)	—	(270)
Included in accumulated other comprehensive income (loss)	1,680	36	—	1,716
Total net gains/losses on securities disposed during period:
Included in earnings—interest income	(52)	(42)	—	(94)
Included in accumulated other comprehensive income (loss)	82	(15)	—	67
Net purchases, dispositions and settlements	—	(3,996)	—	(3,996)
Transfers in and/or out of Level 3	—	—	—	—

Balance, end of period	$241,685	$54,127	$24	$295,836

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

June 30, 2008

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

        The three approaches described within SFAS 157 are consistent with generally accepted valuation methodologies. While all three approaches are not applicable to all assets or liabilities accounted for at fair value, where appropriate and possible, one or more valuation techniques may be used. The selection of the valuation method(s) to apply considers the definition of an exit price and the nature of the asset or liability being valued and significant expertise and judgment is required. For assets and liabilities accounted for at fair value, excluding real estate held for sale, valuation techniques generally are a combination of the market and income approaches. Real estate held for sale valuation techniques generally combine income and cost approaches. For the six months ended June 30, 2008, the application of valuation techniques applied to similar assets and liabilities has been consistent.

Fair Value on a Non-Recurring Basis

        Certain assets are measured at fair value on a non-recurring basis and are not included in the tables above. These assets include real estate loans and real estate loans held for sale that are reported at lower of cost or market and loans held for sale that initially were measured at cost and have been written down to fair value as a result of being designated for sale. The following table shows the hierarchy for those assets measured at fair value on a non-recurring basis as of June 30, 2008.

	Assets Measured at Fair Value on a Non-Recurring Basis Using Significant Unobservable Inputs (Level 3) as of June 30, 2008
Asset Description	Level 1	Level 2	Level 3	Total
Real estate loans	$—	$—	$6,340	$6,340
Real estate loans held for sale	—	27,130	20,374	47,504

Total assets at fair value	$—	$27,130	$26,714	$53,844

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

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

assumptions derived from multiple inputs including estimates to complete the project, housing prices and other market data.

        Real estate loans held for sale—We designated two whole loans as being held for sale as of June 30, 2008 as we sold them in early July 2008. The fair value of the two whole loans held for sale was based on the actual sale price in July 2008. In addition, we designated two mezzanine loans as held for sale as we have committed to sell them, or we have the intent and ability to sell them in the near future. The fair value of the two mezzanine loans held for sale was based on management's discounted cash flow analysis that utilized spreads supplied by dealers.

Fair Value Option

        The following reflects the assets and liabilities accounted for under the fair value option and the change in fair value recorded in our consolidated statement of operations:

		Changes in Fair Values for the Six Months Ended June 30, 2008, For Items Measured at Fair Value Pursuant to the Election of the Fair Value Option
	Fair Value Option June 30, 2008	Interest Income(1)	Net Mark to Market Adjustments on Available for Sale Securities	Net Mark to Market Adjustments on Collateralized Debt Obligations
Assets accounted for under the fair value option:
Available-for-sale securities:
CMBS	$185,087	$5,631	$(122,331)	$—
Non-Agency RMBS	30,172	4,301	(67,873)	—

	$215,259	$9,932	$(190,204)	$—

Liabilities accounted for under the fair value option:
Collateralized debt obligations	$204,769	$—	$—	$88,001

(1)
Represents accretion of net discount only.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

		Changes in Fair Values for the Three Months Ended June 30, 2008, For Items Measured at Fair Value Pursuant to the Election of the Fair Value Option
	Fair Value Option June 30, 2008	Interest Income(1)	Net Mark to Market Adjustments on Available for Sale Securities	Net Mark to Market Adjustments on Collateralized Debt Obligations
Assets accounted for under the fair value option:
Available-for-sale securities:
CMBS	$185,087	$2,999	$(27,473)	$—
Non-Agency RMBS	30,172	1,039	(16,028)	—

	$215,259	$4,038	$(43,501)	$—

Liabilities accounted for under the fair value option:
Collateralized debt obligations	$204,769	$—	$—	$(25,854)

(1)
Represents accretion of net discount only.

        Total financial assets at fair value classified within Level 3 were $349,680 and $577,834 as of June 30, 2008 and January 1, 2008, respectively. Such amounts represent 47% and 23% of "Total assets" on the consolidated balance sheet as of June 30, 2008 and January 1, 2008, respectively. Excluding assets for which we do not bear economic exposure, Level 3 assets were 12% and 7% of "Total assets" as of June 30, 2008 and January 1, 2008, respectively.

        Total financial liabilities at fair value classified within Level 3 were $223,580 and $299,034 as of June 30, 2008 and January 1, 2008, respectively. Such amounts represent 33% and 13% of "Total liabilities" on the consolidated balance sheets as of June 30, 2008 and January 1, 2008, respectively.

        As of June 30, 2008, our CDO notes had a face value of $484,198 and fair value of $204,769.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

4. AVAILABLE FOR SALE SECURITIES

        Our available for sale securities are carried at their estimated fair values. The amortized cost and estimated fair values of our available for sale securities as of June 30, 2008 are summarized as follows:

Security Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
CMBS	$235,837	$5,848	$—	$241,685
Non-Agency RMBS	53,998	129	—	54,127
Preferred stock	24	—	—	24

Total	$289,859	$5,977	$—	$295,836

        We pledge our available for sale securities to secure our repurchase agreements, collateralized debt obligations and borrowings under our secured revolving credit facility. The fair value of the available for sale securities that we pledged as collateral as of June 30, 2008 is summarized as follows:

Pledged as Collateral:	June 30, 2008
For borrowings under repurchase agreements	$58,122
For borrowings under collateralized debt obligations	215,574

Total	$273,696

        The aggregate estimated fair values, by underlying credit rating, of our available for sale securities as of June 30, 2008 was as follows:

	June 30, 2008
Security Rating	Estimated Fair Value	Percentage
AAA	$—	—%
AA	—	—
A	—	—
BBB	113,980	38.53
BB	69,105	23.36
B	59,443	20.09
CCC	11,028	3.73
CC	—	—
C	6,581	2.22
Not rated	35,699	12.07

Total	$295,836	100.00%

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

4. AVAILABLE FOR SALE SECURITIES (Continued)

        The face amount and net unearned discount on our investments as of June 30, 2008 was as follows:

Description:	June 30, 2008
Face amount	$1,168,181
Net unearned discount	(878,322)

Amortized cost	$289,859

        For the three months ended June 30, 2008 and the three months ended June 30, 2007, net discount on available for sale securities accreted into interest income totaled $4,576 and $4,729, respectively. For the six months ended June 30, 2008 and the six months ended June 30, 2007, net discount on available for sale securities accreted into interest income totaled $12,244 and $7,930, respectively.

        Commercial Mortgage Backed Securities ("CMBS")—Our investments include CMBS, which are mortgage backed securities that are secured by, or evidence ownership interests in, a single commercial mortgage loan, or a partial or entire pool of mortgage loans secured by commercial properties. The securities may be senior, subordinated, investment grade or non-investment grade.

        The following is a summary of our CMBS investments as of June 30, 2008:

					Weighted Average
		Gross Unrealized
	Amortized Cost			Estimated Fair Value		Book Yield	Market Yield(1)	Term (yrs)
Security Rating		Gains	Losses		Coupon
AAA	$—	$—	$—	$—	—%	—%	—%	—
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	103,081	1,720	—	104,801	5.80	18.78	18.76	8.30
BB	56,052	1,946	—	57,998	5.18	23.94	24.07	8.57
B	39,740	1,225	—	40,965	4.97	25.01	29.62	8.67
CCC	4,783	237	—	5,020	4.89	30.45	36.22	10.25
CC	—	—	—	—	—	—	—	—
C	882	52	—	934	4.48	18.81	41.96	7.41
Not rated	31,299	668	—	31,967	5.08	23.94	35.57	10.10

Total CMBS	$235,837	$5,848	$—	$241,685	5.27	21.98	24.55	8.70

(1)
Market yield is calculated on a non-loss adjusted basis (i.e., not taking into account assumed defaults).

        Residential Mortgage Backed Securities ("RMBS")—Our investments include RMBS, which are securities that represent participations in, and are secured by or payable from, mortgage loans secured

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

4. AVAILABLE FOR SALE SECURITIES (Continued)

by residential properties. Our RMBS investments include Non-Agency pass-through certificates which are rated classes in senior/ subordinated structures ("Non-Agency RMBS").

        The following is a summary of our Non-Agency RMBS investments as of June 30, 2008:

					Weighted Average
		Gross Unrealized
	Amortized Cost			Estimated Fair Value		Book Yield	Market Yield(1)	Term (yrs)
Security Rating		Gains	Losses		Coupon
AAA	$—	$—	$—	$—	—%	—%	—%	—
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	9,171	8	—	9,179	4.56	33.19	84.33	4.83
BB	11,100	7	—	11,107	5.03	47.81	172.70	6.33
B	18,472	6	—	18,478	5.56	63.40	806.00	6.70
CCC	5,998	10	—	6,008	4.34	56.24	5,626.79	1.94
CC	—	—	—	—	—	—	—	—
C	5,593	30	—	5,623	5.29	75.52	4,662.18	2.25
Not rated	3,664	68	—	3,732	4.60	131.29	4,142.56	5.86

Total Non-Agency RMBS	$53,998	$129	$—	$54,127	5.04	60.13	1,719.29	5.26

(1)
Market yield is calculated on a non-loss adjusted basis (i.e., not taking into account assumed defaults).

        Other Securities—We invested in the preferred stock of Millerton I CDO with an estimated fair value of $24 as of June 30, 2008, and the preferred stock of Millerton II CDO with an estimated fair value of less than $1 as of June 30, 2008. The preferred stock of Millerton I CDO was rated C and the preferred stock of Millerton II CDO was not rated at June 30, 2008.

        Unrealized Losses—We did not own any available for sale securities with unrealized losses as of June 30, 2008.

        Other Than Temporary Impairments—For the three months ended June 30, 2008, we recorded an impairment charge totaling $18,310 on 73 RMBS, 31 CMBS and two preferred stock investments, which was reclassified out of other comprehensive income. The impairment of 63 of the 73 RMBS and 23 of the 31 CMBS, totaling $9,663 and $5,523, respectively, is attributed to the decline in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets. The impairment of the remaining ten of the 73 RMBS, eight of the 31 CMBS and both of the preferred stock investments, totaling $1,718, $1,285 and $121, respectively, is attributed to other than temporary declines in market values and is primarily a consequence of wider spreads affecting market values of the securities.

        For the three months ended June 30, 2007, we recorded an impairment charge totaling $22,058 on 15 RMBS and 45 Agency MBS, which was reclassified out of other comprehensive income. The

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

4. AVAILABLE FOR SALE SECURITIES (Continued)

impairment of six of the 15 RMBS, totaling $7,088, is attributed to the decline in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets. The impairment of the remaining nine of the 15 RMBS, totaling $5,642, is attributed to other than temporary declines in market values and is primarily a consequence of wider spreads affecting market values of the securities. The impairment of the 45 Agency MBS, totaling $9,328, is a result of management's intent not to hold these securities (where cost exceeds market value) to recovery.

        For the six months ended June 30, 2008, we recorded an impairment charge totaling $85,464 on 117 RMBS, 72 CMBS and two preferred stock investments, which was reclassified out of other comprehensive income. The impairment of 80 of the 117 RMBS and 24 of the 72 CMBS, totaling $31,993 and $6,271, respectively, is attributed to the decline in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets. The impairment of the remaining 37 of the 117 RMBS, 48 of the 72 CMBS and both of the preferred stock investments, totaling $13,869, $32,215 and $1,116, respectively, is attributed to other than temporary declines in market values and is primarily a consequence of wider spreads affecting market values of the securities. At June 30, 2008, we still owned 128 of the investments that we impaired during 2008.

        For the six months ended June 30, 2007, we recorded an impairment charge totaling $22,693 on 19 RMBS and 45 Agency MBS, which was reclassified out of other comprehensive income. The impairment of ten of the 19 RMBS, totaling $7,723, is attributed to the decline in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets. The impairment of the remaining nine of the 19 RMBS, totaling $5,642, is attributed to other than temporary declines in market values and is primarily a consequence of wider spreads affecting market values of the securities. The impairment of the 45 Agency MBS, totaling $9,328, is a result of management's intent not to hold these securities (where cost exceeds market value) to recovery.

        Sale of Available for Sale Securities—During the six months ended June 30, 2008, we sold 40 securities for proceeds of $475,888 and realized a gain of $2,477 and we sold 33 securities for proceeds of $702,469 and realized a loss of $6,291. During the six months ended June 30, 2007, we sold 11 securities for proceeds of $393,501 and realized a gain of $1,682 and we sold 12 securities for proceeds of $207,065 and realized a loss of $502.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

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

        The following is a summary of our real estate loans as of June 30, 2008 and December 31, 2007:

Loan Type	Number of Loans	Face Value	Carrying Value	Weighted Average Interest Rate	Maturity Range	Weighted Average Years to Maturity
June 30, 2008
Whole loans	1	$2,522	$2,506	5.80%	11/2009	1.4
Construction loans	2	23,536	16,004	13.54	7/2008–6/2009	0.6
Mezzanine loans	1	5,860	5,860	14.12	10/2008	0.3

	4	$31,918	$24,370	13.03	7/2008–11/2009	0.6

December 31, 2007
Whole loans	14	$116,559	$118,015	5.73%	11/2009–8/2016	7.4
Construction loans	2	25,370	20,872	12.49	5/2008–7/2008	0.4
Mezzanine loans	3	31,923	31,893	9.78	10/2008–8/2016	7.1

	19	$173,852	$170,780	7.46	5/2008–8/2016	6.3

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

5. REAL ESTATE LOANS AND REAL ESTATE LOANS HELD FOR SALE (Continued)

        The carrying values of our real estate loans as of June 30, 2008 and December 31, 2007 include unamortized underwriting fees of $15 and $192, respectively.

        In 2005, we originated a $9,450 mezzanine construction loan to develop luxury residential condominiums in Portland, Oregon. In September 2007, we entered into an agreement with the borrower and the senior lender to increase both the mezzanine construction loan and the senior loan that required additional capital contributions from the project equity holder to cover the remaining costs to complete the project. The mezzanine construction loan bears interest at an annual rate of 16% and had a maturity date of November 2007, which was subsequently extended until May 2008. Under the amended agreement governing the terms of the loan, interest on the loan was paid in cash through March 2006, was capitalized through September 2007, and was contracted to be paid in cash through May 2008 under the terms of the amendment. The loan was placed on non-accrual status as of January 1, 2008 as we have received no interest payments during the six months ended June 30, 2008. We made additional advances during the six months ended June 30, 2008 totaling $103.

        In May 2008, the senior and mezzanine construction loans were further amended to limit the borrower's exposure under a personal guaranty established in connection with the original loan agreements if the borrower makes additional equity contributions totaling $1,500 and finishes construction of the remaining townhome units. In addition, the borrower surrendered all decision-making authority (including the authority to establish the prices at which the remaining units are marketed and sold) to the senior and mezzanine lenders. Our maximum exposure to loss under this agreement as of June 30, 2008 totaled $6,340.

        The financing structures that we offer to the borrowers on certain of our loans involve the creation of entities that could be deemed VIEs and therefore, could be subject to FIN 46R. The September 2007 agreement to provide additional financing discussed above triggered a reconsideration event under FIN 46R. This loan was determined to be a VIE upon entering into the first amendment in September 2007; however, we concluded that we are not the primary beneficiary. Upon executing the May 2008 amendment, we accounted for this loan as a troubled debt restructuring under SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings ("SFAS 15"), and SFAS 114.

        We have evaluated the financial merits of the project by reviewing the projected unit sales and estimated construction costs and evaluating other collateral available to us (and the expected cost of realizing any recovery on that collateral) under the terms of the loan. We believe that it is probable that we will not recover the entire loan balance, including the capitalized interest, through the satisfaction of future cash flows from sales and other available collateral. Accordingly, based on our analysis, we recorded a provision for loan loss of $4,500 related to this loan during the year ended December 31, 2007 and additional provisions for loan loss of $533 and $3,033 related to this loan during the three months ended June 30, 2008 and the six months ended June 30, 2008, respectively, due to the failure of the closure of pending condominium sales, combined with currently declining condominium sale prices in the Portland, Oregon area. We will continue to monitor the status of this loan. However, housing prices, in particular condominium prices, may continue to fall, unit sales may continue to lag projections and construction costs may continue to increase, all of which may increase

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

5. REAL ESTATE LOANS AND REAL ESTATE LOANS HELD FOR SALE (Continued)

the risk that we will realize additional losses on this loan. No assurance can be given that we will not be required to record additional loan loss reserves with respect to this loan in the future depending on the borrower's ability to complete the project without additional cost overruns. In the event that we determine that it is probable that we will not be able to recover the current carrying value of this loan, additional loan loss reserves will be recorded.

        Currently, the projected total costs to complete the project have increased from $41,400 to $59,733, including capitalized interest. As of June 30, 2008, of the 70 units available, 37 units have been sold.

Real Estate Loans Held for Sale

        As of June 30, 2008, we have committed to sell, or we have the intent and ability to sell in the near future, certain of our real estate loans and therefore, we have classified them as held for sale. The following is a summary of our real estate loans held for sale as of June 30, 2008:

Loan Type	Number of Loans	Face Value	Carrying Value	Weighted Average Interest Rate	Maturity Range	Weighted Average Years to Maturity
June 30, 2008
Whole loans	2	$29,948	$27,130	5.36%	8/2015–1/2016	7.5
Mezzanine loans	2	26,063	20,374	8.83	2/2016–8/2016	8.0

	4	$56,011	$47,504	6.98	8/2015–8/2016	7.7

        For the three months ended June 30, 2008 and the six months ended June 30, 2008, we recorded a loan loss of $6,852 and $13,416, respectively, on our consolidated statement of operations relating to real estate loans that are held for sale. During the three months ended June 30, 2008, we increased our loan loss provision on our two whole loans that were previously designated as held for sale to $2,695 and classified two mezzanine loans as held for sale, which resulted in a loan loss provision of $5,658.

        During the six months ended June 30, 2008, we sold 11 whole loans that previously had been designated for sale for proceeds of $78,232 and realized a loss of $1,233. We recorded a loan loss provision of $5,062 in connection with these loans for the six months ended June 30, 2008.

        The maturities of our real estate loans, including those held for sale, as of June 30, 2008 are as follows: $6,873 in 2008, $10,846 in 2009, $798 in 2010, $932 in 2011, $1,001 in 2012 and $37,172 thereafter.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

5. REAL ESTATE LOANS AND REAL ESTATE LOANS HELD FOR SALE (Continued)

        We pledged our real estate loans, including those held for sale, to secure our senior mortgage backed notes and secured revolving credit facility. The fair value of the real estate loans that we pledged as collateral as of June 30, 2008 is summarized as follows:

Pledged as Collateral:	June 30, 2008
For borrowings under senior mortgage-backed notes, related party	$27,130
For borrowings under secured revolving credit facility, related party	26,116

Total	$53,246

6. COMMERCIAL REAL ESTATE

        The components of commercial real estate as of June 30, 2008 are as follows:

June 30, 2008
Land	$17,428
Buildings and improvements	222,045

Commercial properties	239,473
Less: Accumulated depreciation	(7,962)

Total	$231,511

        The depreciation expense related to commercial real estate included in the operating results for the six months ended June 30, 2008 and 2007 was $3,252 and $1,617, respectively. The depreciation expense related to commercial real estate included in the operating results for the three months ended June 30, 2008 and 2007 was $1,626 and $1,457, respectively.

        The following is a schedule of future minimum rent payments to be received under the leases at the three properties owned:

Rent Payments
Remainder of 2008	$5,577
2009	11,373
2010	11,600
2011	11,832
2012	12,068
Thereafter	126,461

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

7. OTHER INVESTMENTS

        The components of other investments as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Investment in trust preferred securities	$1,550	$1,550
Interest in equity investment	—	36,211

Total other investments	$1,550	$37,761

        The interest in equity investment represented an investment in a private equity fund that invests in real estate investments. The fund is managed by an affiliate of our Manager and the investment was approved by the independent members of our board of directors. In March 2008, we sold our interest in the fund to an affiliate of our Manager and incurred no gain or loss. The sale was approved by the independent members of our board of directors. As of June 30, 2008, we had no further capital commitment to the private equity fund. Distributions from the fund totaled $426 and $3,132 for the six months ended June 30, 2008 and 2007, respectively. Distributions from the fund totaled $0 and $2,481 for the three months ended June 30, 2008 and 2007, respectively. Income from the interest in equity investment for the three and six months ended June 30, 2008 and 2007 can be broken down in the following components:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Income from equity investment before management and promote fees	$—	$1,211	$123	$2,060
Management fee	—	(230)	(30)	(230)
Promote fee	—	(392)	(133)	(392)

Income (loss) from equity investment	$—	$589	$(40)	$1,438

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

8. INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES

        The intangible assets and liabilities arose on the acquisition of the commercial real estate properties in March 2007 and September 2007. As of June 30, 2008, the components of intangible assets are as follows:

	June 30, 2008	Weighted Average Life (Years)
Lease origination costs	$82,228	13.6
Below-market ground lease	2,919	57.8
Mineral rights	303

Total	85,450
Less: Accumulated amortization	(7,093)

Intangible assets	$78,357

        The amortization of lease origination costs for the six months ended June 30, 2008 and 2007 was $2,792 and $1,492, respectively, and is included in depreciation and amortization expense. The amortization of lease origination costs for the three months ended June 30, 2008 and 2007 was $1,396 and $1,341, respectively, and is included in depreciation and amortization expense. The amortization of below-market ground lease, which is included in commercial real estate expenses, for the six months ended June 30, 2008 and 2007 was $24 and $14, respectively. The amortization of below-market ground lease, which is included in commercial real estate expenses, for the three months ended June 30, 2008 and 2007 was $12 and $12, respectively. The estimated amortization of these intangible assets is $5,633 per year for each of the next five years.

        Below market leases, net of amortization, which are classified as intangible liabilities, are $75,005 as of June 30, 2008. The amortization of intangible liabilities included in rental income for the six months ended June 30, 2008 and 2007 was $2,740 and $1,410, respectively. The amortization of intangible liabilities included in rental income for the three months ended June 30, 2008 and 2007 was $1,370 and $1,270, respectively. The estimated amortization is $5,480 per year for each of the next five years.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

9. DEBT AND OTHER FINANCING ARRANGEMENTS

        The following is a summary of our debt as of June 30, 2008 and December 31, 2007:

Type of Debt:	June 30, 2008	December 31, 2007
Repurchase agreements	$22,117	$1,276,121
Collateralized debt obligations (fair value at June 30, 2008; cost at December 31, 2007)	204,769	486,608
Senior mortgage-backed notes, related party	24,087	99,815
Junior subordinated notes held by trust that issued trust preferred securities	51,550	51,550
Mortgages payable	219,380	219,380
Secured revolving credit facility, related party	38,420	67,319

Total Debt	$560,323	$2,200,793

         Repurchase Agreements—As of June 30, 2008, we had entered into master repurchase agreements with various counterparties to finance certain MBS assets on a short term basis. Under these agreements, we sell our assets to the counterparties and agree to repurchase those assets on a certain date at a repurchase price generally equal to the original sales price plus accrued interest. The counterparties will purchase each asset financed under the facility at a percentage of the asset's value on the date of origination, which is the purchase rate, and we will pay interest to the counterparty at short term interest rates (usually based on one-month LIBOR) plus a pricing spread. We have agreed to a schedule of purchase rates and pricing spreads with these counterparties that generally are based upon the class and credit rating of the asset being financed. The facilities are recourse to us. For financial reporting purposes, we characterize all of the borrowings under these facilities as balance sheet financing transactions.

        Under the repurchase agreements, we are required to maintain adequate collateral with these counterparties. If the market value of the collateral we have pledged declines, then the counterparty may require us to provide additional collateral to secure our obligations under the repurchase agreement. As of June 30, 2008, we were not required to provide additional collateral in respect of our repurchase agreement liabilities.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

        As of June 30, 2008, we had repurchase agreements outstanding in the amount of $22,117 with a weighted average borrowing rate of 4.28%. As of June 30, 2008, the repurchase agreements had remaining weighted average maturities of 4 days and are summarized below:

Repurchase Counterparty	Outstanding Balance	Fair Value of Collateral	Weighted Average Borrowing Rate	Maturity Range (days)
Bear, Stearns & Co. Inc.(1)	$18,364	$46,190	4.33%	1
Deutsche Bank Securities Inc.	262	1,740	5.47%	7
Goldman, Sachs & Co.	304	950	4.96%	7
Lehman Brothers Inc.	383	2,821	4.70%	1
Morgan Stanley & Co., Incorporated	2,804	6,421	3.73%	24

Total	$22,117	$58,122	4.28%	1–24

  (1)
  These borrowings were refinanced by JPMorgan Chase in July 2008.

        As of June 30, 2008, the maturity ranges of our outstanding repurchase agreements segregated by our available for sale securities are as follows:

	Up to 30 days	31 to 90 days	Over 90 days	Total
CMBS	$21,734	$—	$—	$21,734
Non-Agency RMBS	383	—	—	383

Total	$22,117	$—	$—	$22,117

         Collateralized Debt Obligations—In November 2005, we issued approximately $377,904 of CDOs ("CDO I") through two newly-formed subsidiaries, Crystal River CDO 2005-1, Ltd. (the "2005 Issuer") and Crystal River CDO 2005-1 LLC (the "2005 Co-Issuer"). CDO I consists of $227,500 of investment grade notes and $67,750 of non-investment grade notes, each with a final contractual maturity date of March 2046, which were co-issued by the 2005 Issuer and the 2005 Co-Issuer, and $82,654 of preference shares, which were issued by the 2005 Issuer. We retained all of the non-investment grade securities, the preference shares and the common shares in the 2005 Issuer. The 2005 Issuer holds assets, consisting primarily of whole loans, CMBS and RMBS, which serve as collateral for CDO I. Investment grade notes in the aggregate principal amount of $217,500 were issued with floating coupons with a combined weighted average interest rate of three-month LIBOR plus 0.58% and these notes were hedged at an annual rate of 5.068% to protect CDO I from increases in short-term interest rates. In addition, $10,000 of investment grade notes were issued with a fixed coupon rate of 6.02%. CDO I may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of CDO I. Thereafter, CDO I's securities will be retired in sequential order from the senior-most to junior-most as loans are repaid. We incurred approximately $5,906 of issuance costs, which is amortized over the

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

average life of CDO I. The 2005 Issuer and 2005 Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. As of June 30, 2008, CDO I was collateralized by available for sale securities with fair values of $69,916 and the fair value of the investment grade notes that it issued that are held by third parties was $48,171 ($155,388 par amount). As of January 1, 2008, we elected the fair value option under SFAS 159 for our collateralized debt obligations.

        In January 2007, we issued approximately $390,338 of CDOs ("CDO II") through two newly-formed subsidiaries, Crystal River Capital Resecuritization 2006-1 Ltd. (the "2006 Issuer") and Crystal River Capital Resecuritization 2006-1 LLC (the "2006 Co-Issuer"). CDO II consists of $324,956 of investment grade notes and $14,638 of non-investment grade notes, each with a final maturity date of September 2047, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $19,517 of non-investment grade notes and $31,227 of preference shares, which were issued by the 2006 Issuer. The 2006 Issuer initially held cash totaling $58,600 that was designated for the future funding of additional investments, all of which was invested during 2007. We retained all of the non-investment grade securities, the preference shares and the common shares in the 2006 Issuer. The 2006 Issuer holds assets, consisting of CMBS, which serve as collateral for CDO II. Investment grade notes in the aggregate principal amount of $324,956 were issued with floating coupons with a combined weighted average interest rate of three-month LIBOR plus 0.57% and these notes were hedged at an annual rate of 4.955% to protect CDO II from increase in short-term interest rates. We incurred approximately $6,006 of issuance costs, which is being amortized over the average life of CDO II. The 2006 Issuer and the 2006 Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. As of June 30, 2008, CDO II was collateralized by available for sale securities with a fair value of $145,658 and the fair value of the investment grade notes that it issued that are held by third parties was $156,598 ($324,956 par amount). As of January 1, 2008, we elected the fair value option under SFAS 159 for our collateralized debt obligations.

         Senior Mortgage-Backed Notes, Related Party—In April 2007, we issued $115,000 of senior mortgage-backed notes through a newly-formed subsidiary, CRZ ABCP Financing LLC. We retained $9,250 of senior subordinated mortgage-backed notes and $4,250 of subordinated mortgage-backed notes. CRZ ABCP Financing LLC holds assets, consisting of commercial whole mortgage loans, which serve as collateral for the mortgage-backed notes. Senior mortgage-backed notes in the aggregate principal amount of $101,500 were issued to an affiliate of our Manager with floating coupons with an interest rate of three-month LIBOR plus 0.35%. The holder of the senior mortgage-backed notes has the ability to charge us to the extent that its cost of funding exceeds the interest rate paid on the senior mortgage-backed notes. Interest on the senior mortgage-backed notes is payable monthly. The senior mortgage-backed notes mature in April 2017 and the outstanding principal is due at maturity. Early repayments or sales of the underlying mortgage loans require repayment of a portion of the senior mortgage-backed notes. The senior mortgage-backed notes are treated as a secured financing, and are

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

non recourse to us. We incurred financing costs of $611, which have been deferred and are being amortized over the term of the senior mortgage-backed notes. During the three months ended June 30, 2008, we expensed $410 of deferred financing costs in connection with our partial redemption of senior mortgage-backed notes (see below), which is recorded in other expenses on our statement of operations.

        During the six months ended June 30, 2008, CRZ ABCP Financing LLC sold 11 commercial whole mortgage loans that previously had been designated for sale for proceeds of $78,232 (See Note 5). In connection with the sale, we entered into a yield maintenance agreement, which required that $4,096 of sale proceeds serve as collateral to protect the buyer against potential prepayments of the 11 real estate loans. The agreement provides that a proportionate share of the collateral will be released quarterly to either the buyer or us contingent on whether any prepayments are made by the respective borrowers of the 11 real estate loans. Proceeds of $78,376 (including accrued interest of $144) from the sale were used to establish a yield maintenance account in the amount of $4,096 (see Note 10), terminate $82,020 notional amount of interest rate swaps within CRZ ABCP Financing at a cost of $2,754, redeem $71,375 of outstanding principal of Class A senior mortgage-backed notes held by an affiliate of our Manager and pay closing costs of $151. In addition, during June 2008, we made an additional capital contribution of $3,000 to CRZ ABCP Financing, which was used to further reduce the balance of the Class A senior mortgage-backed notes.

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

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

         Revolving Credit Facility—In August 2007, we entered into a $100,000 unsecured 364-day credit facility with Brookfield US Corporation (f/k/a Brascan (U.S.) Corp.), an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100,000 in the aggregate and expires in May 2009. In March 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth and to eliminate the financial covenants relating to minimum net income (as defined in the facility), a maximum leverage ratio and interest rate sensitivity. In August 2008, we and Brookfield US Corporation further amended the terms of the facility, effective as of June 30, 2008, to revise the financial covenant relating to minimum net worth such that after giving effect to the amendment, we are required to maintain a minimum net worth of $40,000. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendments were approved by the independent members of our board of directors. The credit agreement contains customary representations, warranties and covenants, including covenants limiting dividends, liens, mergers, asset sales and other fundamental changes. In addition, the credit agreement contains additional covenants, which include maintaining a certain minimum net worth. We incurred financing costs of $8, which have been deferred and are being amortized over the term of the secured revolving credit facility.

         Restrictive Covenants and Maturities—Certain of our repurchase agreements and our revolving credit facility contain financial covenants, including maintaining our REIT status and maintaining a specific net asset value or worth. We were in compliance with all of such financial covenants as of December 31, 2007. Effective as of June 30, 2008, we and three of our counterparties amended the terms of our secured revolving credit facility and two of our unused repurchase agreements to reset a net worth covenant that we otherwise would have failed to meet as of June 30, 2008. After giving effect to all such amendments, we were in compliance with all of such financial covenants as of June 30, 2008.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

         Interest Expense—Interest expense is comprised of the following:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Interest on repurchase agreements	$881	$31,263	$12,451	$66,162
Interest on interest rate swap agreements	497	(1,724)	1,002	(4,607)
Interest on CDO notes	4,078	7,713	9,787	14,543
Interest on senior mortgage-backed notes, related party	628	1,149	1,658	1,149
Interest on mortgages payable	3,096	2,833	6,192	3,198
Interest on junior subordinated notes	990	1,000	1,980	1,100
Interest on secured revolving credit facility, related party	526	—	1,696	—
Amortization of deferred financing costs	36	664	234	1,286
Other	—	281	—	467

Total interest expense	$10,732	$43,179	$35,000	$83,298

        Interest payable is comprised of the following:

	June 30, 2008	December 31, 2007
Interest on repurchase agreements	$18	$6,662
Interest on CDO notes	653	1,216
Interest on senior mortgage-backed notes, related party	28	224
Interest on mortgages payable	1,021	223
Interest on junior subordinated notes	671	671
Interest on secured revolving credit facility, related party	63	260

Total interest payable	$2,454	$9,256

10. COMMITMENTS AND CONTINGENCIES

        We invest in real estate construction loans. During the six months ended June 30, 2008, we made advances of $63 under these commitments. On June 30, 2008, our commitment to fund one of our real estate construction loans expired.

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

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

10. COMMITMENTS AND CONTINGENCIES (Continued)

in the private equity fund to an affiliate of our Manager and the purchaser of our investment assumed our unfunded capital commitment. Accordingly, as of June 30, 2008, we had no further commitment with respect to this investment.

        In June 2008, we sold 11 whole loans to a third party (See Note 5). In connection with the sale, we entered into a yield maintenance agreement which serves to protect the buyer against potential prepayments of those 11 whole loans. In accordance with the agreement, we deposited $4,096 into a restricted trust account to serve as collateral for the potential loss contingency. The agreement provides for the quarterly release to either the buyer or us of a proportionate share of the collateral contingent on any prepayments of the 11 whole loans. Our maximum loss contingency under this agreement totaled $4,096. As of June 30, 2008, we accrued a loss contingency totaling $1,000 based on assumptions developed by management relating to the timing and value of expected prepayments on the 11 loans. The loss contingency is recorded as additional realized loss on the sale of real estate loans in our statement of operations.

11. RISK MANAGEMENT TRANSACTIONS

        Our objectives in using derivatives include reducing our exposure to interest expense movements through our use of interest rate swaps, reducing our exposure to foreign currency movements through our use of foreign currency swaps, and generating additional yield for investing through our use of credit default swaps.

        The fair value of our derivatives as of June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
Derivative Assets:
Interest rate swaps	$—	$370
Interest rate caps	23	16
Interest receivable—swaps	5	174

Total derivative assets	$28	$560

Derivative Liabilities:
Interest rate swaps	$11,890	$24,736
Credit default swaps	18,580	32,908
Interest payable—swap	335	4,085
Other	232	—

Total derivative liabilities	$31,037	$61,729

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

11. RISK MANAGEMENT TRANSACTIONS (Continued)

        The notional amount of our interest rate swap open positions and interest rate cap open positions as of June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007
Interest rate swaps on reverse repurchase agreements	$20,000	$479,388
Interest rate swaps on secured revolving credit facility	25,000	—
Interest rate caps on reverse repurchase agreements	200,000	200,000
Interest rate swaps on mortgage-backed notes	25,835	109,045
Interest rate swaps on CDO I notes	47,189	50,413
Interest rate swaps on CDO II notes	240,467	240,467

	$558,491	$1,079,313

        As of June 30, 2008 and December 31, 2007, we had unhedged repurchase agreements totaling $2,117 and $596,733, respectively. In addition, we had unhedged liabilities under our secured revolving credit facility totaling $13,420 and $0 as of June 30, 2008 and December 31, 2007, respectively.

        The change in unrealized gains (loss) on interest rate swaps and caps designated as cash flow hedges is separately disclosed in the statement of changes in stockholders' equity. As of June 30, 2008 and June 30, 2007, unrealized gains (losses) aggregating $(11,593) and $23,646, respectively, on active cash flow hedges were recorded in accumulated other comprehensive income (loss). The net unamortized deferred losses on settled and unsettled swaps as of June 30, 2008 and 2007 was $11,593 and $2,457, respectively, and is being amortized into earnings through interest expense.

        As a result of the sale of our Agency MBS portfolio and related repayment of our repurchase agreements, we determined that it was no longer probable that the future repurchase agreements that certain of our interest rate swaps were hedging would occur. As a result, we reclassified $9,666 of realized and unrealized loss out of accumulated other comprehensive income (loss) into realized and unrealized gain (loss) in the consolidated statement of operations.

        For the six months ended June 30, 2008 and 2007 and for the three months ended June 30, 2008 and 2007, the amount of net realized gains (losses) on settled and active swaps amortized from accumulated other comprehensive income (loss) into earnings was $445, $(822), $300 and $(432), respectively.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

11. RISK MANAGEMENT TRANSACTIONS (Continued)

        The components of net realized and unrealized loss on derivatives are as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Realized/unrealized losses on credit default swaps ("CDS")	$(3,378)	$(2,978)	$(15,920)	$(8,345)
Realized/unrealized losses on foreign currency swaps ("FCS")	—	(3,795)	—	(5,449)
Unrealized gains (losses) on hedge ineffectiveness	—	2,019	(10,789)	845
Unrealized gains on economic hedges not designated for hedge accounting	14,507	720	6,819	256
Net realized losses on settlement of interest rate swaps	(5,833)	—	(18,343)	(182)
Premium earned on CDS	82	531	284	906
Swap transaction expense	(27)	(95)	(82)	(238)

Net realized and unrealized gains (losses) on derivatives	$5,351	$(3,598)	$(38,031)	$(12,207)

        As of June 30, 2008 and December 31, 2007, we were required to provide collateral in respect of our interest rate swaps in the amount of $1,677 and $18,276, respectively, which is included in restricted cash on the balance sheet.

        The maturities of the notional amounts of our interest rate swaps and caps outstanding as of June 30, 2008 are as follows: $200,000 in 2009, $47,189 in 2013, $20,000 in 2015, $265,467 in 2018, and $25,835 in 2020.

        As of June 30, 2008 and December 31, 2007, we held various credit default swaps, as the protection buyer and seller, with notional amounts of $20,000 and $75,000, respectively. A credit default swap ("CDS") is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard CDS contract, one party, referred to as the protection buyer, purchases credit default protection from another party, referred to as the protection seller, for a specific notional amount of obligations of a reference entity. In these transactions, the protection buyer pays a premium to the protection seller. The premium generally is paid monthly in arrears, but may be paid in full up front in the case of a CDS with a short maturity. Generally, if a credit event occurs during the term of the CDS, the protection seller pays the protection buyer the notional amount and takes delivery of the reference entity's obligation. CDS are generally unconditional, irrevocable and non-cancelable. During the six months ended June 30, 2008, we closed out six CDS on single names in an aggregate notional amount of $55,000, with a realized loss of approximately $30,249, of which $19,780 was accrued in 2007 as an unrealized loss. As of June 30, 2008, we had posted cash of $18,580 as collateral in connection with our single name CDS, which is included in restricted cash on the balance sheet.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

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

        During the six months ended June 30, 2008, we issued 2,000 shares of restricted common stock to an independent member of our board of directors. In addition, during the six months ended June 30, 2008, we also issued 28,592 deferred stock units and restricted stock units to certain independent members of our board of directors. Of these amounts, 22,537 deferred stock units and restricted stock units and 2,000 shares of restricted common stock were issued in lieu of cash remunerations. These independent members of our board of directors fully vested in the deferred stock units at the date of grant.

        For the six months ended June 30, 2008 and 2007 and the three months ended June 30, 2008 and 2007, $2, $484, $11 and $165, respectively, was expensed relating to the amortization of the restricted stock and the stock options. For the six months ended June 30, 2008 and 2007 and the three months

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

12. STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE PLAN (Continued)

ended June 30, 2008 and 2007, $209, $252, $95 and $132, respectively, was expensed relating to the amortization of deferred stock units.

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

        Accumulated other comprehensive loss as of June 30, 2008 and December 31, 2007 was comprised of the following:

	June 30, 2008	December 31, 2007
Net unrealized gains (losses) on available for sale securities	$1,869	$9,737
Net realized and unrealized gains (losses) on interest rate swap and cap agreements accounted for as cash flow hedges	(11,593)	(25,218)

Total accumulated other comprehensive loss	$(9,724)	$(15,481)

        Total comprehensive loss totaled $205,794, $38,584, $65,124 and $19,771 for the six months ended June 30, 2008 and 2007 and for the three months ended June 30, 2008 and 2007, respectively.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

13. FINANCIAL RISKS (Continued)

        Market risk reflects changes in the value of the securities and real estate loans due to changes in interest rates or other market factors, including the rate of prepayments of principal and the value of the collateral underlying our available for sale securities and real estate loans.

        As of June 30, 2008, the mortgage loans in the underlying collateral pools for all securities we owned were secured by properties predominantly in Texas (16%), Arizona (14%), New York (14%), California (9%) and Florida (5%). All other states or countries comprise individually less than 5% as of June 30, 2008.

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

        In addition, under the Agreement, our Manager earns a quarterly incentive fee equal to 25% of the amount by which the quarterly net income per share, as defined in the Agreement (which principally excludes the effect of stock compensation and the unrealized change in derivatives), exceeds an amount equal to the product of the weighted average of the price per share of the common stock we issued in the Private Offering and in the Public Offering and the price per share of common stock in any subsequent offerings by us, multiplied by the higher of (i) 2.4375% or (ii) 25% of the then applicable 10 year Treasury note rate plus 0.50%, multiplied by the then weighted average number of outstanding shares for the quarter. The incentive fee is paid quarterly. The Agreement provides that 10% of the incentive management fee is to be paid in shares of our common stock (providing that such payment does not result in our Manager owning directly or indirectly more than 9.8% of our issued and outstanding common stock) and the balance is to be paid in cash. Our Manager may, at its sole discretion, elect to receive a greater percentage of its incentive management fee in shares of our common stock. The incentive management fees included in our consolidated statements of operations that were incurred during the six months ended June 30, 2008 and 2007 and the three months ended June 30, 2008 and 2007 were $0, $124, $0 and $0, respectively. In accordance with the Agreement, we issued to our Manager shares of our common stock in respect of 10% of such incentive management fees, which totaled 445 shares for the six months ended June 30, 2007.

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

June 30, 2008

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

        We issued to our Manager 84,000 shares of our restricted common stock and granted options to purchase 126,000 shares of our common stock for a 10 year period at a price of $25 per share in March 2005. We issued to one of our executive officers 30,000 shares of restricted common stock in March 2006. 10,000 of such shares vested on March 15, 2007 and the remaining 20,000 shares were forfeited in April 2007 when the executive officer to whom such shares were issued resigned from his position with us. We issued to one of our directors 2,000 shares of restricted stock in November 2006 and 2,000 shares of restricted stock in May 2007, both of which vest on the first anniversary of the date of issuance. For the six months ended June 30, 2008 and 2007 and for the three months ended June 30, 2008 and 2007, the base management expense was $1,112, $3,732, $418 and $1,682, respectively. Included in the management fee expense for the six months ended June 30, 2008 and 2007 and for the three months ended June 30, 2008 and 2007 is $(27), 449, $0 and $146, respectively, of amortization of stock-based compensation related to restricted stock and options granted. During the six months ended June 30, 2008 and the three months ended June 30, 2008, we paid our base management fee to our Manager in shares of our common stock and, after the respective periods, issued to our Manager 168,336 and 99,998 shares of common stock, respectively.

        The Agreement provides that we are required to reimburse our Manager for certain expenses incurred by our Manager on our behalf provided that such costs and reimbursements are no greater than that which would be paid to outside professionals or consultants on an arm's length basis. For the six months ended June 30, 2008 and 2007 and the three months ended June 30, 2008 and 2007, we were not charged any reimbursable costs by our Manager.

        In January 2007, we purchased a $28,462 investment in BREF One, LLC (the "Fund"), a real estate finance fund sponsored by Brookfield Asset Management, and incurred a $10,392 unfunded capital commitment to the Fund. The acquisition was made from two subsidiaries of Brookfield Asset Management. During the six months ended June 30, 2008, we sold our interest in the Fund to an affiliate of our Manager and the purchaser assumed our unfunded capital commitment. In addition, loss from the equity investment in the Fund for the six months ended June 30, 2008 was $40.

        In April 2007, we issued $115,000 of senior mortgage-backed notes through a newly-formed subsidiary, CRZ ABCP Financing LLC. We retained $9,250 of senior subordinated mortgage-backed notes and $4,250 of subordinated mortgage-backed notes. CRZ ABCP Financing LLC holds assets, consisting of commercial whole mortgage loans, which serve as collateral for the mortgage-backed notes. Senior mortgage-backed notes in the aggregate principal amount of $101,500 were issued to an affiliate of our Manager with floating coupons with an interest rate of three-month LIBOR plus 0.35%. Interest on the senior mortgage-backed notes is payable monthly. The senior mortgage-backed notes mature in April 2017 and the outstanding principal is due at maturity. Early repayments of the underlying mortgage loans require repayment of a portion of the senior mortgage-backed notes. The

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

14. RELATED PARTY TRANSACTIONS (Continued)

senior mortgage-backed notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the senior mortgage-backed notes issued were used to repay outstanding debt under our repurchase agreements. During the six months ended June 30, 2008, CRZ ABCP Financing LLC sold 11 commercial whole mortgage loans that previously had been designated for sale for proceeds of $78,232. The net proceeds of $74,142 were used to repay a portion of the senior mortgage-backed notes that are held by an affiliate of our Manager. In addition, during June 2008, we made an additional capital contribution of $3,000 to CRZ ABCP Financing, which was used to further reduce the balance of the Class A senior mortgage-backed notes. As of June 30, 2008, the mortgage-backed notes were collateralized by real estate loans with a carrying value of $27,130.

        In August 2007, we entered into a $100,000 unsecured 364-day credit facility with Brookfield US Corporation (f/k/a Brascan (U.S.) Corp.), an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100,000 in the aggregate and expires in May 2009. In March 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth and to eliminate the financial covenants relating to minimum net income (as defined in the facility), a maximum leverage ratio and interest rate sensitivity. In August 2008, we and Brookfield US Corporation further amended the terms of the facility, effective as of June 30, 2008, to revise the financial covenant relating to minimum net worth such that after giving effect to the amendment, we are required to maintain a minimum net worth of $40,000. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendments were approved by the independent members of our board of directors. The credit agreement contains customary representations, warranties and covenants, including covenants limiting dividends, liens, mergers, asset sales and other fundamental changes. In addition, the credit agreement contains additional covenants, which include maintaining a certain minimum net worth. We incurred financing costs of $8, which have been deferred and are being amortized over the term of the secured revolving credit facility.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

14. RELATED PARTY TRANSACTIONS (Continued)

        The following amounts from related party transactions are included in our consolidated statements of operations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30. 2008	Three Months Ended June 30, 2007	Six Months Ended June 30. 2008	Six Months Ended June 30, 2007
Interest income from real estate loans to related parties	$—	$607	$—	$1,207
Interest expense on indebtedness to related parties	1,154	1,998	3,354	4,119
Interest income from rent enhancement receivables from related parties	224	173	457	193
Income (loss) from equity investment in private investment fund managed by related party	—	589	(40)	1,438

        The following amounts from related party transactions are included in our consolidated balance sheets as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Interest payable on indebtedness to related parties	$91	$483
Rent enhancement receivable from related parties	15,062	16,311
Investment in private investment fund managed by related party	—	36,211
Senior mortgage-backed notes, related party	24,087	99,815
Secured revolving credit facility, related party	38,420	67,319

        We and our Manager have entered into sub-advisory agreements with other affiliated entities and the fees payable under such agreements will be paid from any management fees earned by our Manager. In addition, certain of these affiliated sub-advisory entities introduced investments to us for purchase that we acquired for a total of $0 and $262,705 during the six months ended June 30, 2008 and 2007, respectively. The purchase price of two commercial real estate properties that we purchased during the six months ended June 30, 2007 from an affiliate of our Manager, at a total cost of $234,243, were determined as part of a competitive bid process, and the purchase price of our investment in a private equity fund managed by an affiliate of our Manager, at a total initial cost of $28,462, was acquired at its book value assuming hypothetical liquidation. All such acquisitions were approved in advance by the independent members of our board of directors.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

15. EARNINGS PER SHARE

        The following table sets forth the calculation of Basic and Diluted EPS for the six months ended June 30, 2008 and 2007 (in thousands, except share and per share amounts):

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Net Loss	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Loss	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic EPS:
Net loss per share of common stock	$(213,221)	24,778,788	$(8.60)	$(1,530)	25,036,870	$(0.06)
Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	—		—	—

Diluted EPS:
Net loss per share of common stock and assumed conversions	$(213,221)	24,778,788	$(8.60)	$(1,530)	25,036,870	$(0.06)

        The following table sets forth the calculation of Basic and Diluted EPS for the three months ended June 30, 2008 and 2007 (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Net Loss	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Loss	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic EPS:
Net loss per share of common stock	$(75,535)	24,807,529	$(3.04)	$(9,074)	25,029,782	$(0.36)
Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	—		—	—

Diluted EPS:
Net loss per share of common stock and assumed conversions	$(75,535)	24,807,529	$(3.04)	$(9,074)	25,029,782	$(0.36)

        As of June 30, 2008 and June 30, 2007, options to purchase a total of 130,000 shares of common stock have been excluded from the computation of diluted EPS as they were determined to be antidilutive.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

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

        The following table summarizes our segment reporting for the six months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007 and our total assets as of June 30, 2008 and December 31, 2007:

	Securities, Loans and Other	Commercial Real Estate	Total
Six months ended June 30, 2008
Total revenues	$69,998	$11,212	$81,210
Interest expense	28,792	6,208	35,000
Depreciation and amortization expense	—	6,044	6,044
Total expenses	49,958	13,109	63,067
Income (loss) before other revenues (expenses)	20,039	(1,896)	18,143
Net loss	(211,301)	(1,920)	(213,221)
Six months ended June 30, 2007
Total revenues	$114,732	$5,658	$120,390
Interest expense	80,095	3,203	83,298
Depreciation and amortization expense	—	3,109	3,109
Total expenses	87,581	6,736	94,317
Income (loss) before other revenues (expenses)	27,151	(1,078)	26,073
Net income (loss)	(452)	(1,078)	(1,530)
Three months ended June 30, 2008
Total revenues	$26,780	$5,550	$32,330
Interest expense	7,628	3,104	10,732
Depreciation and amortization expense	—	3,022	3,022
Total expenses	17,443	6,550	23,993
Income (loss) before other revenues (expenses)	9,337	(1,000)	8,337
Net loss	(74,512)	(1,023)	(75,535)

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2008

(in thousands, except share and per share data)
(unaudited)

16. SEGMENT REPORTING (Continued)

	Securities, Loans and Other	Commercial Real Estate	Total
Three months ended June 30, 2007
Total revenues	$57,503	$5,110	$62,613
Interest expense	40,341	2,838	43,179
Depreciation and amortization expense	—	2,798	2,798
Total expenses	44,165	6,050	50,215
Income (loss) before other revenues (expenses)	13,338	(940)	12,398
Net income (loss)	(8,134)	(940)	(9,074)
June 30, 2008
Total assets	$410,459	$329,686	$740,145
December 31, 2007
Total assets	$2,143,727	$335,711	$2,479,438

17. SUBSEQUENT EVENTS

        On July 1, 2008, one of our construction loans was repaid in full at maturity in the amount of $9,664.

        On July 16, 2008, we sold two whole loans that secured our senior mortgage-backed notes for a total purchase price of $27,192, including accrued interest of $62. The proceeds from the sale were used to terminate $25,835 notional amount of interest rate swaps within CRZ ABCP Financing at a cost of $1,372, to redeem $24,024 of outstanding principal of Class A senior mortgage-backed notes and accrued interest that was held by an affiliate of our Manager, to redeem $1,779 of outstanding principal of Class B senior mortgage-backed notes and accrued interest that is held by us and to pay closing costs of $17.

        In June 2008, we declared a quarterly dividend of $0.30 per share, which was paid on July 28, 2008 to our stockholders of record as of June 30, 2008. In connection with that dividend, we paid a total of $7,433 in cash in respect of the 24,775,283 shares that did not participate in our dividend reinvestment plan and we issued zero shares to the stockholders that participated in our dividend reinvestment plan.

        In August 2008, we issued to our Manager 99,998 shares of our common stock in lieu or cash remuneration in respect of the base management fee for the second quarter of 2008. These shares were issued at the weighted average closing price of our common stock for the last five trading days of the second quarter, which amounted to $4.18 per share.

        During July and August 2008, a significant portion of the securities held by CDO I was downgraded by the rating agencies. These downgrades, if unremedied by the next CDO payment date, scheduled for early September, 2008, would cause further trigger failures. These further trigger failures would result in all of the interest income that we would otherwise receive being used to pay down senior CDO notes.

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

Overview

        We are a specialty finance company formed on January 25, 2005 by Hyperion Brookfield Asset Management, Inc., which we refer to as Hyperion Brookfield, to invest in commercial real estate, real estate loans, real estate related securities, such as commercial and residential mortgage-backed securities, and various other asset classes. We commenced operations in March 2005. We have elected and qualified to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005 and expect to qualify as a REIT in subsequent tax years. We manage the composition of our portfolio so that we will qualify for an exclusion from regulation under the Investment Company Act of 1940, which we refer to as the Investment Company Act. We are externally managed by Hyperion Brookfield Crystal River Capital Advisors, LLC, which we refer to as Hyperion Brookfield Crystal River or our Manager. Hyperion Brookfield Crystal River is a wholly-owned subsidiary of Hyperion Brookfield.

        Beginning in 2005, we invested in Agency mortgage-backed securities, non-agency residential mortgage-backed securities, commercial mortgage-backed securities and other commercial mortgage loan products, including whole loans, A Notes, B Notes, mezzanine loans, and investments in funds that invest in whole loans, A Notes, B Notes, and mezzanine loans. We also took positions in various credit default swaps relating to commercial mortgage-backed securities and residential mortgage-backed securities and entered into interest rate swaps to hedge the basis risk of our floating rate liabilities. We leveraged the portfolio in order to achieve attractive risk-adjusted returns. We issued four types of liabilities:

  •
  trust preferred securities;

  •
  CDO liabilities;

  •
  secured mortgage debt; and

  •
  short-term liabilities.

        We completed a private offering of 17,400,000 shares of our common stock in March 2005 in which we raised net proceeds of approximately $405.6 million. We completed our initial public offering of 7,500,000 shares of our common stock in August 2006 in which we raised net proceeds of approximately $158.6 million. As of June 30, 2008, we have a portfolio comprised of commercial mortgage-backed securities, commercial real estate loan products, residential mortgage-backed securities and operating real estate of approximately $600.8 million, and have issued liabilities totaling approximately $560.3 million. The resulting GAAP-reported stockholders' equity of $60.9 million represents a reduction of $503.3 million of the net amounts raised in 2005 and 2006. This reduction in stockholders' equity can be attributed to the following general areas:

  •
  realized losses on disposition of assets, credit default swaps and interest rate swaps;

  •
  dividends paid in excess of GAAP earnings;

  •
  impairment of loans and other decreases in market values on assets for which we have projected a decline in future cash flows; and

  •
  decreases in market values on assets that solely are attributable to spread widening.

        We earn revenues and generate cash through our investments. These revenues are, in turn, used to pay the interest and other costs of our financings (including payments due on interest rate hedges), to pay for our overhead costs and to pay the management fee. The net earnings after these payments are used to pay dividends to our stockholders, to further reduce our liabilities or to re-invest into targeted assets. In order to maintain compliance with the REIT regulations, we are required to pay out at least

90% of our taxable income as dividends. Typically there are mismatches between taxable income and GAAP income. Due to realized losses that we have incurred to date and the projected decline in cash flows of some of our assets, we currently expect to generate substantial tax operating losses in 2008 and in future periods. Thus, our net earnings are projected to be in excess of our taxable income for the next several years. This mismatch may permit us to use a certain amount of our net earnings to further reduce our liabilities or to re-invest, rather than pay these net earnings to stockholders as a dividend.

Trends; Current Market Environment; Current Portfolio Considerations

        In July of last year, the commercial real estate finance sector began to show serious signs of liquidity-related distress. This was in addition to the distress that had already begun in the securitized residential products markets. Now, over one year later, commercial real estate credit markets have begun to experience a second layer of stress, as adverse credit events at the underlying loan level have begun to increase, and, in the residential sector, many of the long-awaited losses from the high delinquency levels are starting to percolate through the various structures.

        Evidence of an increase in adverse credit events that impair asset quality and value can be seen in the market-wide CMBS delinquency statistics and the operating results of certain financial companies with exposure to commercial real estate loans and CMBS. These developments affect the marketplace, and Crystal River, by further reducing liquidity, cash flows and asset values.

        Specific to RMBS, while we are cautiously optimistic that the recently enacted governmental programs will have some positive impact on certain sub prime loans and securitizations, including portions of the Company's portfolio, we do not believe that the overall market will stabilize until home prices firm up and the impact of these lower home prices work through the various real estate financing markets.

        In terms of CMBS, as liquidity is essentially frozen (i.e., there are limited new financings and refinancings), the market will be largely impacted by the credit performance of existing securitized portfolios. We expect that loans that do not have near-term maturities that were underwritten with the related secured properties having cash flow in place will tend to perform better during this difficult period. By contrast, we believe that loans made on transitional, or other value-creating, projects that have near-term maturities will suffer the greatest. The markets will be greatly impacted by these loans with near-term maturities; causing the existing credit spread environment to last until the consequences of these near-term loan maturities are better understood. The Company, through its CMBS portfolio and its commercial real estate loan portfolio, has exposure to each of these loan types. Specifically, our commercial real estate loan portfolio has two loan maturities in 2008 and two loan maturities in 2009; all other loans have long-term maturities. Our CMBS portfolio, which is comprised solely of fixed rate conduit deals, which generally do not have near-term maturities, will not start to have material maturities in the underlying collateral pools until 2010.

        As discussed in Note 3, "Fair Value Hierarchy", to our consolidated financial statements, we value our available for sale securities and held for sale securities using current market pricing. The spreads that have been utilized to value our assets are extremely wide from a historical perspective. These spreads are wide due to the market's view of the risks contained within these types of investments within the current market environment. These risks include the market's expectation of increasing delinquencies and losses within residential and commercial mortgage loans, and consequently the securitized pools that own these loans. The market's expectation is also that commercial and residential loans originated in the period from 2005 to 2007 will under-perform prior vintages. These market expectations become embodied in the modeling assumptions that are used to value securities such as the RMBS and CMBS that we own. The valuation of these assets is extremely sensitive to these assumptions. Additionally, there are many factors for which there is no relevant comparable data to use in order to help judge that particular factor's impact on future performance. For instance, many of the underlying residential and commercial mortgages originated during the 2005 to 2007 era have very low interest rate coupons. These low coupons may prove to dampen credit losses that otherwise are expected by the market. As these origination vintages age, performance tiering may become evident; meaning that the 2005 vintage may exhibit stronger performance than the 2006 or 2007 vintages. In the current marketplace, there is no evidence of any meaningful tiering among these three vintages. Additionally, the recently enacted Governmental programs may have a positive impact on certain sub-prime borrowers and sub-prime loan pools. Conversely, consumer retail weakness, job losses and a weak economy may result in credit losses exceeding the market's expectations. It is the use of these assumptions that causes there to be both upside potential as well as downside risk to the current market value of our assets.

        We believe the following trends may also affect our business:

        Uncertain interest rate environment—We believe that the credit market disruption that has persisted since the summer of 2007 continues to have a dramatic effect on the economy. The distress in the financial markets has led to significant changes in Federal Reserve Monetary Policy, in the form of lower rates and through direct financing to primary dealers and lending to facilitate the buy-out of a major broker-dealer. However, pressure from a pull back in lending and credit provision still weighs heavily on the consumer and on the residential housing markets. Continued weakness in the residential real estate markets and lending environment is likely to persist, and in general should result in slower U.S. economic growth. Additionally, lower rates have not resulted in dramatically increased prepayment speeds, largely given the constraints around lending, which have increased even on the part of the US Government-sponsored entities.

        Normally, we would expect that our fixed-rate assets would decline in value in a rising interest rate environment. We have engaged in interest rate swaps to hedge a portion of the risk associated with increases in interest rates. However, because we do not always hedge 100% of the amount of financing outstanding, increases in interest rates could result in a decline in the value of our portfolio, net of hedges. Similarly, decreases in interest rates could result in an increase in the value of our portfolio. Given the substantial dislocation in asset prices, however, these traditional relationships between levels of interest rates and yield spread or price changes, may not exist.

        Prepayment rates—Typically, as interest rates fall, prepayment rates on residential mortgages rise. However, this cycle could be different as the decline in housing market activity could keep prepayment rates low. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, general economic conditions and the relative interest rates on mortgage loans.

        Liquidity—Managing liquidity has become a priority for our company. Whereas most of our assets, such as the commercial real estate properties and the assets held by our CDOs, have been financed with long-term liabilities, some of our assets are financed short-term while they are in transition toward longer-term financing solutions. These short-term financings typically are collateralized reverse repurchase agreements or collateralized borrowings under our revolving credit facility. As asset values decline, margin calls from our financing counterparties place demands on our cash and other liquidity sources. This can force us to sell assets and de-leverage the balance sheet, which could negatively impact earnings and negatively impact our ability to make distributions to our stockholders.

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

        We believe that, at this time, the underlying losses in the sub-prime market have not fully manifested themselves in the securitizations. Accordingly, there are a number of factors that can help to mitigate issues before they fully impact the market. The government does have a number of programs that it can utilize to help the conditions in the mortgage industry. Currently, the lending limits for Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association have been raised. As well, recent legislation has expanded and modernized the FHA programs to make financing available at affordable terms to delinquent borrowers. At the margin, programs that will have the effect of reducing foreclosure inventory will be helpful to the resolution of home price declines.

        Other markets, such as the Alt-A and Option ARM market have also come under more significant delinquency and pricing pressure beginning in the first quarter of 2008. As a result of large forced sales and rising delinquency rates on these programs, price declines have been significant even for AAA-rated securities. These price dislocations have also been felt in the prime markets on both fixed-rate and hybrid arm Non-Agency securities, across most vintages. Performance remains stronger for loans underwritten prior to 2005, and for fixed rate loans; however, the magnitude of the price declines currently exceeds the expectations of loss for these sectors.

        Structured finance transactions—The dislocations in the sub-prime market have rippled throughout the structured finance markets. Despite continued positive fundamental performance, yield spreads on CMBS and prime Non-Agency RMBS have widened dramatically during 2007 and 2008, resulting in significant negative market value adjustments to our assets. The issuance of CDOs, which had been a key financing tool for us and for our peers, has come to a halt, cutting off an attractive financing alternative for the foreseeable future.

        For a discussion of additional risks relating to our business see the risk factors disclosed under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007. A copy of these risk factors, updated as of June 30, 2008, is filed as Exhibit 99.1 to this report.

Critical Accounting Estimates

        Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. These include fair market value of certain assets, amount and timing of credit losses, prepayment assumptions, and other items that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., market values change due to changes in supply and demand, credit performance, prepayments, interest rates, or other reasons; yields change due to changes in credit outlook and loan prepayments) will occur in the near future. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on the experience of Hyperion Brookfield and Crystal River's management and its analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 to our consolidated financial statements contained elsewhere herein for a complete discussion of our accounting policies. Our estimates are inherently subjective in nature and actual results could differ from our estimates and differences may be material. We have identified our most critical accounting estimates to be the following:

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

        Our maximum exposure to loss as a result of our investment in these QSPEs totaled $77.0 million as of June 30, 2008.

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

        The three approaches described within SFAS 157 are consistent with generally accepted valuation methodologies. While all three approaches are not applicable to all assets or liabilities accounted for at fair value, where appropriate and possible, one or more valuation techniques may be used. The selection of the valuation method(s) to apply considers the definition of an exit price and the nature of the asset or liability being valued and significant expertise and judgment is required. For assets and liabilities accounted for at fair value, valuation techniques are generally a combination of the market and income approaches. For the six months ended June 30, 2008, the application of valuation techniques applied to similar assets and liabilities has been consistent.

        During the first half of 2008, our assets measured at fair value on a recurring basis reflected as Level 3 decreased largely as a result of the sale of a CMBS totaling $2.2 million, principal repayments of CMBS and Non-Agency RMBS totaling $6.9 million and spread widening on our CMBS and Non-Agency RMBS. The significant amount of our available for sale securities reflected as Level 3 is a result of the reduction of liquidity in the capital markets that resulted in a decrease in the observability of the significant inputs used in determining fair value.

        During the first half of 2008, our liabilities measured at fair value on a recurring basis reflected as Level 3 decreased by $88.0 million, largely as a result of spread widening on our collateralized debt obligations. The significant amount of our collateralized debt obligations reflected as Level 3 is a result of the reduction of liquidity in the capital markets that resulted in a decrease in the observability of the significant inputs used in determining fair value.

        The following table summarizes the sources from which fair value was determined on our assets and liabilities measured at fair value on a recurring basis that were classified as Level 3 as of June 30, 2008.

	Available for Sale Securities	%	Derivative Liabilities	%	Collateralized Debt Obligations	%
	($ in millions)
Quote(s) from dealers in securities	$157.2	53%	$—	0%	$204.8	100%
Independent pricing service	122.6	42%	—	0%	—	0%
Fair Value determinations by management	16.0	5%	232	100%	—	0%

Total	$295.8	100%	$232	100%	$204.8	100%

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

        The determination of other-than-temporary impairment is made at least quarterly. If we determine an impairment to be other than temporary we will need to realize a loss that would have an impact on future income. Under the guidance provided by SFAS 115, a security is impaired when its fair value is less than its amortized cost and we do not intend to hold that security until we recover its amortized cost or until its maturity. For the six months ended June 30, 2008, we recorded an impairment charge on 80 RMBS and 24 CMBS under EITF 99-20 totaling $38.3 million and for the three months ended June 30, 2008, we recorded an impairment charge on 63 RMBS and 23 CMBS under EITF 99-20 totaling $15.2 million. We determined these securities to be impaired under EITF 99-20 because of the decline in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets. Under the provisions of EITF 99-20 and SAB 59, we recognized impairments totaling $47.2 million on 37 RMBS, 48 CMBS and two preferred stock investments during the six months ended June 30, 2008 and we recognized impairments totaling $3.1 million on ten RMBS, eight CMBS and two preferred stock investments during the three months ended June 30, 2008. These impairments are attributed to other than temporary declines in market values and are primarily a consequence of wider spreads affecting market values of the securities. As of June 30, 2008, we still owned 128 of the securities that we impaired during 2008.

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

	Historical cost as of December 31, 2007	Fair value at date of adoption	Cumulative effect adjustment
CDOs	$486,608	$299,034	$187,574
Deferred financing costs on CDOs, net of accumulated amortization	8,152	—	(8,152)
Net unrealized holding gains on available for sale securities within our CDO entities reclassified to declared dividends in excess of operations			1,670

Total cumulative effect adjustment			$181,092

        In addition, we had $290.9 million of notional interest rate positions relating to our CDOs that no longer qualify for hedge accounting at the date of adoption. Starting in 2008, changes in fair value and net cash settlements are recorded in our statement of operations.

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

        At June 30, 2008, we were a party to eight interest rate swaps and caps with a notional par value of approximately $558.5 million; the fair value of our net liability relating to interest rate swaps and caps was approximately $11.9 million, which is included in our derivative assets and derivative liabilities, and we had accrued interest payable of approximately $0.3 million on our interest rate swaps and caps at such date. We entered into these interest rate swaps and caps to seek to mitigate our interest rate risk for the specified future time period, which is defined as the term of the swap and cap contracts. Based upon the market value of these interest rate swap and cap contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts.

        As of June 30, 2008 and December 31, 2007, we had two and eight credit default swaps ("CDS") with a notional par value of $20.0 million and $75.0 million that are reflected on our balance sheet as a derivative liability at their fair value of approximately $18.6 million and $32.9 million, respectively. The fair value of the CDS depends on a number of factors, primarily premium levels, which are dependent on interest rate spreads. The CDS contracts are valued either by an independent third party pricing service or by using internally developed and tested market-standard pricing models that calculate the net present value of differences between future premiums on currently quoted market CDS and the contractual future premiums on our CDS contracts. During the first quarter of 2008, we closed out six CDS on single names in an aggregate notional amount of $55.0 million, with a realized loss of approximately $30.2 million.

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

        Our policy for interest and penalties on material uncertain tax positions recognized in our consolidated financial statements is to classify these as interest expense and operating expense, respectively. However, in accordance with Financial Interpretation Number 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), we assessed our tax positions for all open tax years (Federal, years 2005 through 2007 and State, years 2005 through 2007) as of June 30, 2008 and concluded that we have no material FIN 48 liabilities to be recognized at this time.

Financial Condition

  Assets

        Our current portfolio consists of commercial mortgage-backed securities, residential mortgage-backed securities, commercial real estate loan products, credit default swaps, and operating real estate. All of our assets at June 30, 2008 were acquired with the net proceeds of approximately $405.6 million from our March 2005 private offering of 17,400,000 shares of our common stock, the net proceeds of approximately $158.6 million from our August 2006 initial public offering of 7,500,000 shares of our common stock, the net proceeds of approximately $48.6 million from our March 2007 issuance of trust preferred securities and our use of leverage.

  Mortgage-Backed Securities

        Our commercial mortgage-backed securities and residential mortgage-backed securities comprise approximately 100% of our Available for Sale portfolio. We own these securities either directly on our balance sheet or in one of our two CDOs. We own the equity of each of the CDOs and it is through this equity investment that we participate in the investment performance of the portion of the Available for Sale portfolio that is owned by the CDOs. The commercial mortgage-backed securities and residential mortgage-backed securities segment of our portfolio at June 30, 2008 is summarized below:

	CMBS	RMBS
	(In thousands)
Amortized cost	$235,837	$53,998
Unrealized gains	5,848	129
Unrealized losses	—	—

Fair value	$241,685	$54,127

        As of June 30, 2008, the CMBS and RMBS in our portfolio purchased at a net premium or discount relative to their par value and our portfolio had a weighted average amortized cost of 28.8% and 15.7% of face amount, respectively. The CMBS and RMBS were valued below par at June 30, 2008 because we are investing in lower-rated bonds in the credit structure. There are no securities held at June 30, 2008 that are valued below their amortized cost, which is a security's original cost, as adjusted for the amortization of any discount or premium on the security, principal paydowns and any impairments or principal write-offs on the security.

        Our MBS holdings were as follows at June 30, 2008 ($ in millions):

	Outstanding Face Amount at June 30, 2008	Amortized Cost Basis Before Impairments/ Adjustments(1)
						Weighted Average
			Fair Value at June 30, 2008	Number of Securities	Number of Trusts
						Rating(2)	Coupon	Yield(3)	WAL(4)
CONSOLIDATED HOLDINGS
CMBS	$819.3	$575.2	$241.7	133	40	B	5.27%	20.24	8.43
Non-Agency RMBS—Prime	206.9	160.2	37.8	92	32	B-	5.18	60.49	5.90
Non-Agency RMBS—Sub Prime	137.1	135.0	16.3	41	20	CCC	4.82	55.67	9.03
Preferred Stock	4.9	4.8	—	2	2	NR	—	—	5.81

Total	$1,168.2	$875.2	$295.8	268	94	B-	5.18	27.34	8.14

REIT ONLY
CMBS	$295.5	$149.2	$56.3	45	19	CCC-	5.18	22.15	7.72
Non-Agency RMBS—Prime	112.5	77.3	18.2	60	26	CCC+	5.53	66.81	5.90
Non-Agency RMBS—Sub Prime	62.9	60.0	5.8	22	13	CCC	4.59	55.01	8.31
Preferred Stock	4.9	4.8	—	2	2	NR	—	—	5.81

Total	$475.8	$291.3	$80.3	129	60	CCC	5.13	34.64	7.35

CDOs ONLY
CMBS	$523.8	$426.0	$185.4	94	31	BB-	5.31	19.66	8.65
Non-Agency RMBS—Prime	94.4	82.9	19.6	32	17	B+	4.76	54.63	5.90
Non-Agency RMBS—Sub Prime	74.2	75.0	10.5	20	9	CCC+	5.02	56.04	9.43
Preferred Stock	—	—	—	—	—	—	—	—	—

Total	$692.4	$583.9	$215.5	146	57	B+	5.21	24.63	8.44

(1)
As of December 31, 2006.

(2)
Lowest rating of Moody's, S&P or Fitch.

(3)
Market yield is calculated on a loss adjusted basis (i.e., taking into account assumed defaults).

(4)
Loss-adjusted weighted average remaining life in years.

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

        The table below summarizes the credit ratings of our MBS investments at June 30, 2008:

	CMBS	Prime RMBS	Subprime RMBS	Total
	(In thousands)
AAA	$—	$—	$—	$—
AA	—	—	—	—
A	—	—	—	—
BBB	104,801	5,575	3,604	113,980
BB	57,998	9,891	1,216	69,105
B	40,965	17,675	803	59,443
Below B	37,921	4,689	10,674	53,284

Total	$241,685	$37,830	$16,297	$295,812

        Actual maturities of MBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The stated contractual final maturity of the mortgage loans underlying our portfolio of MBS ranges up to 30 years, but the expected maturity is subject to change based on the prepayments of the underlying loans. As of June 30, 2008, the average final contractual maturity of the mortgage portfolio is 2037.

        The constant prepayment rate, or CPR, attempts to predict the percentage of principal that will be prepaid over the next 12 months based on historical principal paydowns. As interest rates rise, the rate of refinancings typically declines, which we believe may result in lower rates of prepayment and, as a result, a lower portfolio CPR.

        The following table summarizes our CMBS and RMBS according to their estimated weighted average life classifications as of June 30, 2008:

	CMBS		RMBS
Weighted Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Less than one year	$—	$—	$4,705	$4,705
Greater than one year and less than five years	1,586	1,564	23,528	23,473
Greater than five years	240,099	234,273	25,894	25,820

Total	$241,685	$235,837	$54,127	$53,998

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

  Commercial Mortgage-Backed Securities

        Our CMBS portfolio consists of CMBS that we own directly and CMBS that are owned by one of our CDOs. We directly own approximately $56.3 million in fair value of CMBS. These securities have a weighted average rating of CCC-, are priced at a weighted average price to par of 19.1%, and are projected to yield 22.15% on a loss-adjusted basis. Approximately 79.4% of the CMBS that we own directly is part of a portfolio that we refer to as the "CMBS Primary Asset." The CMBS Primary Asset is a sub-portfolio that consists of our holdings in 11 CMBS securitizations in which we, either directly or through one of our CDOs, own a portion of the first loss tranche. The CMBS Primary Asset is further illustrated below.

        Within our two CDOs, we own approximately $185.4 million in fair value of CMBS. These securities have a weighted average rating of BB-, are priced at a weighted average price to par of 35.4%, and are projected to yield 19.66% on a loss-adjusted basis. However, the receipt of cash flows from this portion of our CMBS portfolio is governed by the waterfalls within the respective CDO indentures, which are further described below. Approximately 55% of the CMBS that we own within our two CDOs are part of the CMBS Primary Asset.

Class Type	REIT	CDOs	Total	Average Rating
	(In thousands)
Primary Asset	$44,674	$102,224	$146,898	B-
Non-Primary Asset	11,609	83,178	94,787	BB

Total / Weighted Average	$56,283	$185,402	$241,685	B

CMBS Primary Asset

        The following table sets forth some relevant characteristics of our CMBS Primary Asset.

Deal Name	Number of Tranches	Size of Securitization	Detachment Point(1)	Original Face Amount of Holdings	Outstanding Face Amount at June 30, 2008	Fair Value at June 30, 2008	Rating Range	Current Delinquency	Cumulative Losses to Date	Weighted Average Coupon
	($ in thousands)
BACM 2006-2	7	$2,699,084	3.25%	$32,330	$32,330	$6,991	BB+—NR	0.28%	$—	5.48%
BACM 2007-2	7	3,172,687	3.13	35,330	35,330	6,759	BB+—NR	1.34	—	5.37
BSCMS 2005-PWR9	9	2,152,389	5.25	83,001	83,001	25,402	BBB—NR	—	—	4.86
BSCMS 2006-PW13	8	2,906,721	4.13	55,816	55,816	16,229	BBB-—NR	—	—	5.51
COMM 2007-C9	7	3,057,023	3.66	50,658	50,658	12,775	BB+—NR	—	—	5.24
CSMC 2006-C1	8	3,005,432	4.12	82,833	82,833	22,011	BBB-—NR	0.06	—	5.32
CSMC 2006-C4	8	4,273,092	4.13	77,931	77,931	20,934	BBB-—NR	0.26	—	5.61
GMACC 2005-C1	7	2,217,857	2.43	53,928	46,218	8,272	BB+—NR	1.69	7,710	4.47
WBCMT 2005-C18	8	1,405,372	5.25	39,196	39,196	10,922	BBB—NR	0.77	—	4.75
WBCMT 2006-C29	7	3,371,274	2.63	32,600	32,600	6,811	BB+—NR	—	—	4.07
WBCMT 2007-C31	9	5,845,468	3.25	42,503	42,503	9,792	BB+—NR	—	—	5.13

Total / Weighted Average	85	$34,106,399	3.63%	$586,126	$578,416	$146,898	BBB—NR	0.33%	$7,710	5.18%

(1)
A deal's detachment point is the senior limit to our credit exposure within that securitization.

        The following table sets forth some relevant characteristics of our CMBS portfolio by vintage.

	Vintage
CMBS Characteristics as of June 30, 2008	2002	2005	2006	2007	Total/ Weighted Average
	($ in millions)
Weighted Average Rating	B	B+	B	B-	B
Number of Securities	3	38	60	31	132
Outstanding Face Amount	$2.8	$287.9	$367.9	$160.7	$819.3
Amortized Cost Basis	$1.6	$92.3	$105.0	$36.9	$235.8
Fair Value	$1.6	$94.9	$106.8	$38.4	$241.7
Percentage of Total Fair Value	0.60%	39.30%	44.20%	15.90%	100.0%
Principal Subordination(1)	3.15%	2.25%	1.72%	1.44%	1.85%
Delinquency Rate 60+(2)	1.54%	1.20%	0.34%	0.33%	0.64%
Collateral Cumulative Losses to Date	0.00%	0.03%	0.00%	0.00%	0.01%
Cumulative Losses to Date(3)	0.00%	2.61%	0.00%	0.00%	0.93%

(1)
Weighted average determined based on outstanding face amounts owned.

(2)
Delinquencies in the securitization; weighted average determined based on outstanding face amounts owned.

(3)
Write-offs of par on the securities we own; weighted average determined based on original face amounts owned.

  Residential Mortgage-Backed Securities

        Our RMBS portfolio consists of RMBS that we own directly and RMBS that are owned by one of our CDOs. We directly own approximately $24.0 million in value of RMBS, which consists of $18.2 million of prime RMBS and $5.8 million of sub-prime RMBS. The prime bonds have a weighted average rating of CCC+, are priced at a weighted average price to par of 16.2%, and are projected to yield 66.81% on a loss-adjusted basis. The sub-prime bonds have a weighted average rating of CCC, are priced at a weighted average price to par of 9.2%, and are projected to yield 55.01% on a loss-adjusted basis.

        Within our two CDOs, we own approximately $30.1 million in value of RMBS, which consists of $19.6 million of prime RMBS and $10.5 million of sub-prime RMBS. The prime bonds have a weighted average rating of B+, are priced at a weighted average price to par of 20.8%, and are projected to yield 54.63% on a loss-adjusted basis. The sub-prime bonds have a weighted average rating of CCC+, are priced at a weighted average price to par of 14.2%, and are projected to yield 56.04% on a loss-adjusted basis. However, the receipt of cash flows from this portion of our RMBS portfolio is governed by the waterfalls within the respective CDO indentures, which are further described below.

        The following table sets forth some relevant characteristics of our prime RMBS portfolio by vintage.

	Vintage
						Total/ Weighted Average
Prime RMBS Characteristics as of June 30, 2008	2003	2004	2005	2006	2007
	($ in millions)
Weighted Average Rating	D	B	CCC+	B	CCC	CCC+
Number of Securities	4	11	61	5	11	92
Outstanding Face Amount	$3.6	$15.8	$163.5	$4.9	$19.0	$206.8
Amortized Cost Basis	$0.9	$3.0	$30.0	$1.2	$2.6	$37.7
Fair Value	$0.9	$3.1	$30.0	$1.2	$2.6	$37.8
Percentage of Total Fair Value	2.6%	7.9%	79.4%	3.2%	6.9%	100.0%
Principal Subordination(1)	0.11%	1.67%	1.01%	0.64%	0.31%	0.97%
Collateral Factor	62.94%	38.77%	50.68%	52.41%	91.70%	53.78%
Bond Factor	93.88%	72.84%	85.80%	97.92%	99.15%	86.46%
One Month CPR	7.80	18.43	13.47	6.45	8.44	13.13
Delinquency Rate 60+(2)	0.34%	6.31%	6.50%	1.57%	1.61%	5.82%
Collateral Cumulative Losses to Date	0.00%	0.12%	0.03%	0.00%	0.00%	0.03%
Cumulative Losses to Date(3)	1.79%	5.27%	5.50%	0.00%	0.24%	4.91%

(1)
Weighted average determined based on outstanding face amount owned.

(2)
Delinquencies in the securitization, weighted average determined based on outstanding face amounts owned.

(3)
Write-offs of par on the securities we own; weighted average determined based on original face amounts owned.

        The following table sets forth some relevant characteristics of our sub-prime RMBS by vintage.

	Vintage
				Total/ Weighted Average
Sub-prime RMBS Characteristics as of June 30, 2008	2005	2006	2007
	($ in millions)
Weighted Average Rating	BB-	BB-	CCC	B+
Number of Securities	26	13	2	41
Outstanding Face Amount	$103.4	$24.6	$9.1	$137.1
Amortized Cost Basis	$12.9	$2.8	$0.6	$16.3
Fair Value	$12.9	$2.8	$0.6	$16.3
Percentage of Total Fair Value	79.1%	17.2%	3.7%	100.0%
Principal Subordination(1)	5.46%	5.49%	1.93%	5.23%
Current Overcollateralization	2.00%	2.83%	3.94%	2.28%
Excess Spread(2)	0.40%	0.38%	0.24%	0.38%
Collateral Factor	28.01%	52.16%	88.64%	36.37%
Bond Factor	91.95%	98.19%	100.00%	93.60%
One Month CPR	27.84	25.77	13.27	26.50
Delinquency Rate 60+(3)	30.71%	28.99%	21.22%	29.77%
Collateral Cumulative Losses to Date	2.90%	2.82%	1.02%	2.74%
Cumulative Losses to Date(4)	—	—	—	—

(1)
Weighted average determined based on outstanding face amount owned.

(2)
Represents the weighted average excess spread over the applicable liability coupon for the month of June 2008, weighted by par amount.

(3)
Delinquencies in the securitization; weighted average determined based on outstanding face amounts owned.

(4)
Write-offs of par on the securities we own; weighted average determined based on original face amounts owned.

  Equity Securities

        Our investment policies allow us to acquire equity securities, including common and preferred shares issued by other real estate investment trusts. At June 30, 2008, we held two investments in equity securities, totaling less than $0.1 million. These investments are classified as available for sale and thus carried at fair value on our balance sheet with changes in fair value recognized in accumulated other comprehensive income until realized or determined to be other than temporarily impaired.

  Changes in Carrying Value of Available for Sale Securities

        The following sets forth information regarding the changes in the carrying value of our available for sale securities during the six months ended June 30, 2008:

		Activity During Six Months Ended June 30, 2008
	December 31, 2007 Estimated Fair Value						June 30, 2008 Estimated Fair Value
Security Description		Sales	Principal Paydowns	Discount/ (Premium) Amortization	Impairments	Mark-to- Market Adjustments
	(In millions)
CMBS	$399.4	$(4.1)	$(0.5)	$6.2	$(38.6)	$(120.7)	$241.7
Agency MBS	1,246.7	(1,178.0)	(60.4)	(0.4)	—	(7.9)	—
Non-Agency RMBS	168.4	—	(7.0)	6.7	(45.8)	(68.2)	54.1
Preferred stock	0.7	—	—	—	(1.1)	0.4	0.0

Total	$1,815.2	$(1,182.1)	$(67.9)	$12.5	$(85.5)	$(196.4)	$295.8

        The following sets forth information regarding the changes in the carrying value of our available for sale securities during the six months ended June 30, 2007:

		Activity During Six Months Ended June 30, 2007
	December 31, 2006 Estimated Fair Value						June 30, 2007 Estimated Fair Value
Security Description		Net Purchases/ (Sales)	Principal Paydowns	Discount/ (Premium) Amortization	Impairments	Mark-to- Market Adjustments
	(In millions)
CMBS	$472.6	$76.7	$(1.0)	$2.3	$—	$(39.7)	$510.9
Agency MBS	2,532.1	69.6	(220.3)	(2.7)	(9.3)	(0.2)	281.4
Non-Agency RMBS	287.2	20.8	(11.8)	7.8	(13.4)	(9.2)	2,369.2
ABS	46.1	—	(4.5)	0.6	—	(0.2)	42.0
Preferred stock	4.6	—	—	—	—	(1.2)	3.4

Total	$3,342.6	$167.1	$(237.6)	$8.0	$(22.7)	$(50.5)	$3,206.9

  Commercial Real Estate Loan Products

        At June 30, 2008, our commercial real estate loan products are reported as held for investment (carried at amortized cost) and held for sale (carried at fair value). Real estate loans that are held for investment are periodically reviewed for impairment. As of June 30, 2008, we reported loans held for sale totaling $47.5 million and loans held for investment totaling $24.4 million. As of June 30, 2008, we recorded a loan loss reserve on one of our commercial real estate loans of $7.5 million. Our commercial real estate loan products as of June 30, 2008 are summarized below:

Mezzanine Loans, Construction Loans and Whole Loans

	Mezzanine Loans		Construction Loans(1)		Whole Loans		Total/ Weighted Average
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate
	(In millions)
Outstanding Face Amount	$26.1	$5.9	$13.9	$9.7	$29.9	$2.5	$69.9	$18.1
Carrying Value	20.4	5.9	6.3	9.7	27.1	2.5	53.8	18.1
Amortized Cost	26.0	5.9	13.9	9.7	29.8	2.5	69.7	18.1
Fair Value	20.4	5.7	6.8	9.6	27.1	2.4	54.3	17.6
Number of Loans	2	1	1	1	2	1	5	3
Weighted Average Loan to Value	80%	37%	116%	24%	55%	55%	76%	32%
Number of loans that are delinquent	—	—	1	—	—	—	1	—
Weighted average interest rate	8.83%	n/a	16.00%	n/a	5.36%	n/a	8.77%	n/a
Weighted average spread over LIBOR	n/a	11.47%	n/a	5.56%	n/a	5.73%	n/a	7.50%

(1)
Construction loans amount excludes $7.5 million of loan loss allowance.

        In 2005, we originated a $9.5 million mezzanine construction loan to develop luxury residential condominiums in Portland, Oregon. In September 2007, we entered into an agreement with the borrower and the senior lender to increase both the mezzanine construction loan and the senior loan that required additional capital contributions from the project equity holder to cover the remaining costs to complete the project. The mezzanine construction loan bears interest at an annual rate of 16% and had a maturity date of November 2007, which was subsequently extended until May 2008. Under the amended agreement governing the terms of the loan, interest on the loan was paid in cash through March 2006, was capitalized through September 2007, and was contracted to be paid in cash through May 2008 under the terms of the amendment. The loan was placed on non-accrual status as of January 1, 2008 as we have received no interest payments during the six months ended June 30, 2008. We made additional advances during the six months ended June 30, 2008 of $0.1 million.

        In May 2008, the senior and mezzanine construction loans were further amended to limit the borrower's exposure under a personal guaranty established in connection with the original loan agreements if the borrower makes additional equity contributions totaling $1.5 million and finishes construction of the remaining townhome units. In addition, the borrower surrendered all decision-making authority (including the authority to establish the prices at which the remaining units are marketed and sold) to the senior and mezzanine lenders. Our maximum exposure to loss under this agreement as of June 30, 2008 totaled $6.3 million.

        The financing structures that we offer to the borrowers on certain of our loans involve the creation of entities that could be deemed VIEs and therefore, could be subject to FIN 46R. The September 2007 agreement to provide additional financing discussed above triggered a reconsideration event under FIN 46R. This loan was determined to be a VIE upon entering into the first amendment in September 2007; however, we concluded that we are not the primary beneficiary. Upon executing the May 2008 amendment, we accounted for this loan as a troubled debt restructuring under SFAS 15 and SFAS 114.

        We have evaluated the financial merits of the project by reviewing the projected unit sales and estimated construction costs and evaluating other collateral available to us (and the expected cost of realizing any recovery on that collateral) under the terms of the loan. We believe that it is probable that we will not recover the entire loan balance, including the capitalized interest, through the satisfaction of future cash flows from sales and other available collateral. Accordingly, based on our analysis, we recorded a provision for loan loss of $4.5 million related to this loan during the year ended December 31, 2007 and an additional provision for loan loss of $0.5 million and $3.0 million related to this loan during the three months ended June 30, 2008 and the six months ended June 30, 2008, respectively, due to the failure of the closure of pending condominium sales, combined with currently declining condominium sale prices in the Portland, Oregon area. We will continue to monitor the status of this loan. However, housing prices, in particular condominium prices, may continue to fall, unit sales may continue to lag projections and construction costs may continue to increase, all of which may increase the risk that we will realize additional losses on this loan. No assurance can be given that we will not be required to record additional loan loss reserves with respect to this loan in the future depending on the borrower's ability to complete the project without additional cost overruns. In the event that we determine that it is probable that we will not be able to recover the current carrying value of this loan, additional loan loss reserves will be recorded.

        Currently, the projected total costs to complete the project have increased from $41.4 million to $59.7 million, including capitalized interest. As of June 30, 2008, of the 70 units available, 37 units have been sold.

        As of June 30, 2008, we have committed to sell, or we have the intent and ability to sell in the near future, two of our commercial whole loans and two of our mezzanine loans with an aggregate carrying value of $47.5 million.

  Operating Real Estate

        At June 30, 2008, our commercial real estate portfolio is reported at cost of approximately $239.5 million, net of accumulated depreciation of approximately $8.0 million. The commercial real estate portfolio consists of three high-quality office buildings that are 100% leased on a triple-net basis to JPMorgan Chase. The buildings are financed with long-term fixed-rate mortgage loans.

        The tables below summarize our commercial real estate investments at June 30, 2008:

	Office	Total
	(In millions)
Land	$17.4	$17.4
Buildings and improvements	222.1	222.1

Commercial real estate, at cost	$239.5	$239.5
Accumulated depreciation	(8.0)	(8.0)

Commercial real estate, net of depreciation	$231.5	$231.5

Location	Tenant	Year of Lease Expiry	Total Area	Book Value(1)	Mortgage Debt	Net Book Equity
			(000s sq. ft.)	($ in millions)
Houston, Texas	JPMorgan Chase	2021	428.6	$61.3	$53.4	$7.9
Arlington, Texas	JPMorgan Chase	2027	176.0	21.6	20.9	0.7
Phoenix, Arizona	JPMorgan Chase	2021	724.0	152.0	145.1	6.9

Total			1,328.6	$234.9	$219.4	$15.5

(1)
Book value includes intangible assets and intangible liabilities, but excludes rent-enhancement receivables.

  Interest and Principal Paydown Receivable

        At June 30, 2008, we had interest and principal paydown receivables of approximately $4.7 million. The total interest and principal paydown receivable amount consisted of approximately $4.3 million relating to our MBS and approximately $0.4 million relating to other investments.

  Credit Default Swaps, Hedging Instruments and Other Derivative Activities

        As of June 30, 2008, we had engaged in credit default swaps, or CDS, which are accounted for as derivatives. CDS are derivative securities that attempt to replicate the credit risk involved with owning a particular unrelated third party security, which we refer to as a reference obligation. We enter into CDS on three types of securities: RMBS, CMBS and the CMBX and ABX indices. Investing in assets through CDS subjects us to additional risks. When we enter into a CDS with respect to an asset, we do not have any legal or beneficial interest in the reference obligation but have only a contractual relationship with the counterparty, typically a broker-dealer or other financial institution, and do not have the benefit of any collateral or other security or remedies that would be available to holders of the reference obligation or the right to receive information regarding the underlying obligors or issuers of the reference obligation. In addition, in the event of insolvency of a CDS counterparty, we would be treated as a general creditor of the counterparty to the extent the counterparty does not post collateral and, therefore, we may be subject to significant counterparty credit risk. As of June 30, 2008, we were party to CDS with one counterparty. CDS are relatively new instruments, the terms of which may contain ambiguous provisions that are subject to interpretation, with consequences that could be adverse to us.

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

        As of June 30, 2008, we were a party to two CDS with maturities ranging from June 2035 to October 2042 with a notional par amount of $20.0 million. At June 30, 2008, the fair value of our net liability relating to credit default swap contracts was $18.6 million, compared to a net liability of $32.9 million at December 31, 2007, primarily as a result of our closing out six credit default swaps with a notional par amount of $55.0 million during the first quarter of 2008, offset in part by an increase in the credit spreads of the CDS. During the first quarter of 2008, we closed out six CDS on single names in an aggregate notional amount of $55.0 million, with a realized loss of approximately $30.2 million, of which $19.8 million had been accrued at December 31, 2007. As of June 30, 2008 and August 8, 2008, we had approximately $1.4 million and $0.4 million, respectively, of potential exposure to margin calls with respect to our CDS.

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

        As of June 30, 2008, we had engaged in interest rate swaps and interest rate caps as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for a specified future time period, which is the term of the swap or cap contract. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, a series of payments calculated by applying a fixed rate of interest to a notional amount of principal is exchanged for a stream of payments similarly calculated but using a floating rate of interest. This is a fixed-floating interest rate swap. We hedge our floating rate debt by entering into fixed-floating interest rate swap agreements whereby we swap the floating rate of interest on the liability we are hedging for a fixed rate of interest. An interest rate swap forward is an interest rate swap based on an interest rate to be set at an agreed future date. As of June 30, 2008, we were a party to interest rate swaps and caps with maturities ranging from June 2008 to April 2020 with a notional par amount of approximately $558.5 million. Under the swap agreements in place at June 30, 2008, we receive interest at rates that reset periodically, generally every three months, and pay a rate fixed at the initiation of and for the life of the swap agreements. The current market value of interest rate swaps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates. As expectations of future floating rates change, the market value of interest rate swaps changes. Based on the daily market value of those interest rate swaps and interest rate swap forward contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the maturity of the contracts. At June 30, 2008, the net realized and unrealized loss on interest rate swap and cap contracts recorded in accumulated other comprehensive loss was $11.6 million due to an increase in prevailing market interest rates.

  Liabilities

        Our liabilities as of June 30, 2008 consist of $60.5 million in short-term liabilities and $499.9 million in long-term liabilities that are matched to the assets that the liabilities finance. Of our long-term liabilities, $204.8 million is the fair value of the rated notes that were issued in conjunction with our two CDOs. The remainder of the $295.1 million of our long-term liabilities consists of $219.4 million of mortgages payable used to finance our commercial real estate properties, $24.1 million of senior mortgage-backed notes used to finance some of our whole loans, and $51.6 million of junior subordinated notes issued to a trust that sold trust preferred securities. Our $60.5 million of short term liabilities consists of $22.1 million of borrowings under various repurchase facilities and $38.4 million of borrowings under our secured revolving funding line. The repurchase facilities have 30-day rolling maturities, while the financing line matures in May 2009. During the first half of 2008, we reduced the amount of our liabilities, as illustrated in the following chart:

		Activity During Q1 2008				Activity During Q2 2008
Type of Liability	Balance as of December 31, 2007	Cumulative Effect Adjustment	Net Paydowns	MTM Adjustments	Balance as of March 31, 2008	Net Paydowns	MTM Adjustments	Balance as of June 30, 2008
	(In millions)
Repurchase Agreements	$1,276.1	$—	$(867.4)	$—	$408.7	$(386.6)	$—	$22.1
Collateralized debt obligations	486.6	(187.6)	(2.4)	(113.8)	182.8	(3.9)	25.9	204.8
Junior subordinated notes	51.6	—	—	—	51.6	—	—	51.6
Mortgages payable	219.4	—	—	—	219.4	—	—	219.4
Senior mortgage-backed notes, related party	99.8	—	(0.7)	—	99.1	(75.0)	—	24.1
Secured revolving credit facility, related party	67.3	—	(19.1)	—	48.2	(9.8)	—	38.4

Total	$2,200.8	$(187.6)	$(889.6)	$(113.8)	$1,009.8	$(475.3)	$25.9	$560.4

        We have entered into repurchase agreements to finance some of our purchases of available for sale securities and real estate loans. These agreements are secured by our available for sale securities and real estate loans and bear interest rates that have historically moved in close relationship to LIBOR. As of June 30, 2008, we had established numerous borrowing arrangements with various investment banking firms and other lenders. As of June 30, 2008, we were utilizing six of those arrangements.

        At June 30, 2008, we had outstanding obligations under repurchase agreements with five counterparties totaling approximately $22.1 million with weighted average current borrowing rates of 4.28%, all of which have maturities of between one and 24 days. We intend to seek to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to the repurchase agreements. At June 30, 2008, the repurchase agreements were secured by available for sale securities with an estimated fair value of approximately $58.1 million and had weighted average maturities of four days. The net amount at risk, defined as fair value of the collateral, including restricted cash, minus repurchase agreement liabilities and accrued interest expense, with all counterparties was approximately $37.4 million at June 30, 2008.

        At June 30, 2008, our wholly-owned subsidiary, CRZ ABCP Financing LLC, had outstanding $24.1 million of senior mortgage-backed notes that were held by an affiliate of our Manager. The senior mortgage-backed notes are collateralized by commercial whole mortgage loans. These senior mortgage-backed notes were issued to an affiliate of our Manager in the aggregate principal amount of $101.5 million with floating coupons with varying interest rate spreads over the three-month LIBOR rate. The holder of the senior mortgage-backed notes has the ability to charge us to the extent that its cost of funding exceeds the interest rate paid on the senior mortgage-backed notes. Interest on the senior mortgage-backed notes is payable monthly. The senior mortgage-backed notes mature in April 2017 and the outstanding principal is due at maturity. Early repayments of the underlying mortgage loans require repayment of a portion of the senior mortgage-backed notes. The senior mortgage-backed notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the senior mortgage-backed notes issued were used to repay outstanding debt under our repurchase agreements. In July 2008, CRZ ABCP Financing sold two commercial whole loans and used the proceeds to fully repay all of the senior mortgage-backed notes.

        At June 30, 2008, we had $51.6 million of junior subordinated notes outstanding. The junior subordinated notes are the sole assets owned by our subsidiary trust, Crystal River Preferred Trust I, and mature in April 2037. We have the right to redeem these notes at par on or after April 2012. Interest is payable quarterly at a fixed rate of 7.68% (ten-year LIBOR plus 2.75%) through April 2012 and thereafter at a floating rate equal to three-month LIBOR plus 2.75%.

        At June 30, 2008, we had $219.4 million of mortgage loans outstanding with a weighted-average borrowing rate of 5.58% that are secured by our commercial properties located in Houston, Texas; Phoenix, Arizona; and Arlington, Texas.

        At June 30, 2008, we had $38.4 million of borrowings outstanding under our secured revolving credit facility with an affiliate of our Manager that provides for borrowings of up to $100.0 million in the aggregate and expires in May 2009. The secured facility bears interest at LIBOR + 2.50%. At June 30, 2008, we had pledged $37.8 million of assets as collateral under this facility.

  CDO Liabilities

        We have issued two CDOs. Our first CDO, which we refer to as CDO I, closed in 2005, and our second CDO, which refer to as CDO II, was priced in late 2006 and closed in early 2007. For each CDO, we sold a certain amount of senior notes, as illustrated in the chart below, to third party investors and retained all of the junior notes. For CDO I, we retained approximately $146.5 million par amount of junior securities (representing the Class E notes through equity), and for CDO II, we retained approximately $65.5 million par amount of junior securities (representing the Class J notes through equity). The notes issued by each of the CDOs is governed by an indenture, which is administered by a trustee. The indentures each prescribe a "cash flow waterfall" that dictates how the receipt of principal and interest received from the underlying collateral securing the notes is allocated to the various classes of issued notes, including the junior notes that we own. Generally speaking, our rights to cash flows pursuant to these waterfalls are subordinate in right to the senior classes. Additionally, CDO I has additional protections for the benefit of the holders of the senior notes, which require that the underlying pool of securities be in compliance with various performance criteria, commonly referred to as "performance triggers," or simply "Triggers". If the Triggers are in compliance, then the cash flow waterfalls are unaffected; if the Triggers are out of compliance, then cash flow to certain junior notes is diverted to accelerate the amortization of the senior notes, until such time as the Triggers come back into compliance. The Triggers for CDO I are illustrated in the chart below. CDO II does not contain any Triggers, but it does have a traditional waterfall.

        Beginning in June 2008, CDO I began to fail the Class F over-collateralization Trigger. During this period of failure, all notes below the Class F will not receive their quarterly interest payments. However, the Class F does receive its regular distributions in the event of a Class F over-collateralization Trigger failure. The money that otherwise would be paid to the classes subordinate to the Class F notes are used instead to pay down the principal balance of the senior-most notes. During the six months ended June 30, 2008, we received $2.6 million in cash receipts pursuant to our ownership of the Class E notes through the equity of CDO I, as illustrated below:

			Q2 2008
	Original Par Value	Q1 2008 Cash Interest Received	Cash Interest Received	Cash Diverted to Amortize Senior Notes
	(in millions)
CDO I
Class E Notes	$23.3	$0.4	$0.3	$0.0
Class F Notes	25.3	0.5	0.4	0.0
Class G Notes	10.8	0.1	0.0	0.1
Class H Notes	4.8	0.1	0.0	0.1
Equity	n/a	0.8	0.0	1.1

Total		$1.9	$0.7	$1.3

        During the six months ended June 30, 2008, we received $2.1 million in cash receipts pursuant to our ownership of the Class J notes through the equity of CDO II, as illustrated below:

			Q2 2008
	Original Par Value	Q1 2008 Cash Interest Received	Cash Interest Received	Cash Diverted to Amortize Senior Notes
	(in millions)
CDO II
Class J Notes	$10.1	$0.2	$0.2	$—
Class K Notes	9.8	0.2	0.2	—
Equity	n/a	0.6	0.7	—

Total		$1.0	$1.1	$—

        A summary of the terms of our two CDOs as of June 30, 2008 is set forth below:

($ in thousands)	CDO I		CDO II		Total
Balance Sheet
Assets
Face Amount	$301,908		$390,464		$692,372
Amortized Cost Basis	67,664		143,615		211,279
Fair Value	69,916		145,658		215,574
Debt(1)
Face Amount	155,388		324,956		480,344
Fair Value	48,171		156,598		204,769

Equity	$21,745		$(10,940)		$10,805

		Average Rating		Average Rating		Average Rating
Collateral Composition(2)
CMBS	$133,350	B	$390,464	BB	$523,814	BB-
Prime MBS	94,337	B+	—		94,337	B+
Sub-Prime MBS	74,221	CCC	—		74,221	CCC+
Cash	3,318		1,004		4,322

Total	$305,226		$391,468		$696,694

(1)
Excludes the non-investment grade notes and preference shares that we retained.

(2)
Collateral composition amounts are based on par value, which is the metric used to calculate whether the triggers pass or fail.

	CDO I	CDO II
CDO Overview:
Effective Date	Nov-05	Jan-07
End of Collateral Replacement Period	Dec-08	n/a
Optional Call Date	Jan-09	n/a
Auction Call Date	Dec-13	n/a
Avg Debt Spread (bps)(1)	58	57

CDO Cash Flow Triggers:
Over Collateralization
Class A/B/C/D
Issue Date	165.88%	n/a
Current	166.15%	n/a
Trigger	153.56%	n/a
Class E
Issue Date	150.42%	n/a
Current	144.53%	n/a
Trigger	142.15%	n/a
Class F
Issue Date	134.87%	n/a
Current	126.60%	n/a
Trigger	128.59%	n/a
Interest Coverage
Class A/B/C/D
Current	240.79%	n/a
Trigger	164.06%	n/a
Class E
Current	200.97%	n/a
Trigger	142.15%	n/a
Class F
Current	164.95%	n/a
Trigger	119.09%	n/a

(1)
Weighted average spread over LIBOR on the investment grade notes that we did not retain.

  Stockholders' Equity

        Stockholders' equity at June 30, 2008 was approximately $60.9 million and included $1.9 million of net unrealized holdings gains on securities available for sale and $11.6 million of net unrealized and realized losses on interest rate agreements accounted for as cash flow hedges presented as a component of accumulated other comprehensive income (loss).

Results of Operations For the Six Months Ended June 30, 2008 compared to the Six Months Ended June 30, 2007

  Summary

        Our net loss for the six months ended June 30, 2008 was $213.2 million or $8.60 per weighted average basic and diluted share outstanding, compared with a net loss of $1.5 million or $0.06 per weighted average basic and diluted share outstanding for the six months ended June 30, 2007. Net loss increased by $211.7 million from the first two quarters of 2007 to the first two quarters of 2008.

  Revenues

        The following table sets forth information regarding our revenues:

	Six Months Ended June 30,		Variance
Revenues	2008	2007	Amount	%
	(In millions)
Interest and dividend income:
CMBS	$27.3	$20.5	$6.8	33.2%
Agency MBS	16.3	57.3	(41.0)	(71.6)
Non-Agency RMBS	20.7	21.3	(0.6)	(2.8)
ABS	—	2.0	(2.0)	(100.0)
Real estate loans	4.8	8.7	(3.9)	(44.8)
Other interest and dividend income	0.9	4.9	(4.0)	(81.6)

Total interest and dividend income	70.0	114.7	(44.7)	(39.0)
Rental income, net	11.2	5.7	5.5	96.5

Total revenues	$81.2	$120.4	$(39.2)	(32.6)%

        Interest income for the six months ended June 30, 2008 with respect to CMBS increased $6.8 million, or 33.2%, over interest income for the same period in 2007 because of the higher accretion of discount on CMBS and Non-Agency RMBS contained in our investment portfolio during the 2008 period as a result of impairments taken against those investments during 2007 and 2008. Interest income for the six months ended June 30, 2008 with respect to Agency MBS, Non-Agency RMBS and real estate loans decreased $41.0 million, or 71.6%, $0.6 million, or 2.8%, and $3.9 million, or 44.8%, respectively, over the same period in 2007 because we had fewer investments in those asset classes during the first two quarters of 2008. Interest income on real estate loans was also lower due to principal paydowns and the presence of significantly lower interest rates compared to the same period in 2007. Other interest and dividend income for the six months ended June 30, 2008 decreased $4.0 million, or 81.6%, due to lower interest income earned on restricted cash balances during the 2008 period and a decrease in dividends from our preferred stock investments during the 2008 period. For the six months ended June 30, 2008, rental income from our commercial property investments increased $5.5 million, or 96.5%, over rental income for the same period in 2007 because we initially made our investments in commercial properties late in March 2007 and the 2008 amounts reflect rental income for the entire six month period. In addition, we acquired a real estate property on September 25, 2007, which increase rental income in 2008.

        Of the $81.2 million in revenues for the six months ended June 30, 2008, $69.0 million was received in cash and $12.2 million was non-cash revenue from the accretion of discounts on bonds purchased at prices below their par value, compared to $112.5 million and $7.9 million, respectively, for the six months ended June 30, 2007. The increase in non-cash revenue over the 2007 period was caused by a decrease in the book value of our available for sale portfolio as a result of impairments that we have taken over the last year.

  Expenses

        The following table sets forth information regarding our total expenses:

	Six Months Ended June 30,		Variance
Expenses	2008	2007	Amount	%
	(In millions)
Interest expense:
Repurchase agreements—Agency MBS	$11.6	$59.4	$(47.8)	(80.5)%
Repurchase agreements—other than Agency MBS	0.9	5.6	(4.7)	(83.9)
Repurchase agreements—related party	—	1.2	(1.2)	(100.0)
Interest rate swaps	1.0	(4.6)	5.6	(121.7)
CDO notes	9.8	14.5	(4.7)	(32.4)
Senior mortgage-backed notes, related party	1.7	1.1	0.6	54.5
Mortgages payable	6.1	3.2	2.9	90.6
Junior subordinated notes	2.0	1.1	0.9	81.8
Secured revolving credit facility, related party	1.7	—	1.7	n/a
Amortization of deferred financing costs	0.2	1.3	(1.1)	(84.6)
Other	—	0.5	(0.5)	(100.0)

Total interest expense	35.0	83.3	(48.3)	(58.0)
Management fees and incentive fees, related party	1.1	4.3	(3.2)	(74.4)
Professional fees	1.3	2.0	(0.7)	(35.0)
Depreciation and amortization	6.0	3.1	2.9	93.5
Insurance expense	0.8	0.4	0.4	100.0
Directors' fees	0.3	0.3	—	0.0
Public company expense	0.4	0.2	0.2	100.0
Commercial real estate expenses	0.8	0.4	0.4	100.0
Provision for loan loss	16.4	—	16.4	n/a
Other expenses	1.0	0.3	0.7	233.3

Total expenses	$63.1	$94.3	$(31.2)	(33.1)

        Interest expense relating to repurchase agreements, including with related parties, for the six months ended June 30, 2008 decreased $53.7 million, or 81.1%, over the same period in 2007 because of lower repurchase agreement borrowings related to Agency MBS as a result of our sale during 2007 and March 2008 of approximately $2.1 billion of Agency MBS. Interest expense relating to CDO notes for the six months ended June 30, 2008 decreased $4.7 million, or 32.4%, over the same period in 2007 as a result of CDO principal repayments during 2007 and the first two quarters of 2008 and due to lower interest rates on our floating rate CDO notes in 2008 than in 2007. Interest income from interest rate swaps for the six months ended June 30, 2008 decreased $5.6 million, or 121.7%, over the same period in 2007 because interest rates were lower in the 2008 period than in the 2007 period and because we had lower notional amount of interest rate swaps in place during the 2008 period. In addition, we no longer receive hedge accounting on our interest rate swaps in our CDO structures, due to our election to mark our CDO liabilities to market in accordance with FAS 159. For the six months ended June 30, 2008, interest expense relating to junior subordinated notes, mortgages payable and senior mortgage-backed notes, related party, increased $0.9 million, or 81.8%, $2.9 million, or 90.6% and $0.6 million, or 54.5%, respectively, over the same period in 2007 as we first utilized these financing sources commencing midway through the 2007 period. For the six months ended June 30, 2008, we also had interest expense relating to secured revolving credit facility, related party, totaling $1.7 million as we first utilized this financing source commencing late in 2007.

        Expenses for the six months ended June 30, 2008 also included base management fees, incentive fees and amortization related to restricted stock and options granted to our Manager totaling approximately $1.1 million. Expenses for the same period in 2007 also included base management fees and incentive fees of approximately $3.8 million and amortization of approximately $0.5 million related to restricted stock and options granted to our Manager. Management fee expenses decreased primarily due to the $345.9 million net loss in 2007 and the $213.2 million net loss for the six months ended June 30, 2008, which reduced the management fee for the first six months of 2008 compared to the same period in 2007. In addition, for the six months ended June 30, 2008, we had depreciation and amortization expense of $6.0 million and commercial real estate expenses of $0.8 million relating to our commercial property investments, compared to $3.1 million and $0.4 million, respectively for the same period in 2007, because we acquired our first commercial properties in March 2007. We also incurred a $3.0 million loan loss relating to one of our construction loans and a $13.4 million charge relating to our designating certain of our commercial whole loans and mezzanine loans as loans held for sale during the six months ended June 30, 2008.

        Our Manager has waived its right to request reimbursement from us of third-party expenses that it incurred through June 30, 2008, which amount otherwise would have been required to be reimbursed. The management agreement with Hyperion Brookfield Crystal River, which was negotiated before our business model was implemented, provides that we will reimburse our Manager for certain third party expenses that it incurs on our behalf, including rent and utilities. Hyperion Brookfield incurs such costs and did not allocate any such expenses to our Manager in 2005, 2006 or 2007 as our Manager's use of such services was deemed to be immaterial. Hyperion Brookfield currently is determining the amount of such rent and utility costs that will be allocated to our Manager commencing July 1, 2008, and we will be responsible for reimbursing such costs allocable to our operations absent any further waiver of reimbursement by our Manager. There are no contractual limitations on our obligation to reimburse our Manager for third party expenses and our Manager may incur such expenses consistent with the grant of authority provided to it pursuant to the management agreement without any additional approval of our board of directors being required. In addition, our Manager may defer our reimbursement obligation from any quarter to a future period; provided, however, that we will record any necessary accrual for any such reimbursement obligations when required by U.S. GAAP, and our Manager has advised us that it will promptly invoice us for such reimbursements consistent with sound financial accounting policies.

  Other Revenues (Expenses)

        Other expenses for the six months ended June 30, 2008 totaled approximately $231.3 million, compared with other expenses of $27.6 million for the same period in 2007, an increase of $203.7 million, or 738.0%. Other expenses for the six months ended June 30, 2008 consisted primarily of $38.0 million of realized and unrealized loss on derivatives, primarily as a result of realized and unrealized losses on CDS of $15.9 million, realized losses on settlement of interest rate swaps of $18.3 million, unrealized losses on hedge ineffectiveness of $12.7 million and $8.7 million in unrealized losses on economic hedges undesignated, $5.0 million of realized net loss on the sale of securities available for sale, real estate loans and other investments, a $102.2 million recognized loss relating to net changes in the values of assets and liabilities carried under the fair value option of SFAS 159, and a $85.5 million loss on impairment of securities available for sale, which was comprised of a $38.3 million impairment relating to CMBS, Non-Agency RMBS and preferred stock investments, which was caused by adverse changes in cash flow assumptions, and a $47.2 million impairment caused by an other than temporary decline in market values due to spread widening. Other expenses for the six months ended June 30, 2007 consisted primarily of $12.2 million of realized and unrealized loss on derivatives, primarily as a result of realized and unrealized losses on CDS of $8.3 million, and a $22.7 million loss on impairments of securities available for sale, which was comprised of a $9.3 million impairment relating to Agency MBS that we no longer intended to hold to maturity or until the recovery of our cost and a $13.4 million impairment relating to Non-Agency RMBS, of which $7.7 million was caused by adverse changes in cash flow assumptions and of which $5.7 million was caused by an other than temporary decline in market values due to spread widening. This was offset in part by $1.2 million of realized net gain on the sale of securities available for sale and real estate loans, $1.4 million of income from equity investments and $4.8 million of foreign currency exchange gain.

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

        At December 31, 2007 and 2006, we were in compliance with all REIT requirements and, accordingly, have not provided for income tax expense on our REIT taxable income for the year ended December 31, 2007 or for the six months ended June 30, 2008. We also have a domestic taxable REIT subsidiary that is subject to tax at regular corporate rates. The deferred tax benefit is attributable to the mark to market adjustments for net operating loss deductions, credit default swaps, and accrued management fees associated with our investment in a private equity fund held in the TRS.

        As of June 30, 2008, we recorded a $14.9 million valuation allowance on deferred tax assets of $14.9 million attributable to income tax net operating loss carryforward and capital loss carryforward relating to our TRS. The valuation allowance is based on management's estimate that our TRS is not expected to generate sufficient taxable income to recover the deferred tax assets. As of June 30, 2008, we had net operating loss carryforward and capital loss carryforward of approximately $0 million and $32.6 million, respectively. The net operating loss carryforward expires in 2027 and the capital loss carryforward expires in 2012.

Results of Operations For the Three Months Ended June 30, 2008 compared to the Three Months Ended June 30, 2007

  Summary

        Our net loss for the three months ended June 30, 2008 was $75.5 million or $3.04 per weighted average basic and diluted share outstanding, compared with a net loss of $9.1 million or $0.36 per weighted average basic and diluted share outstanding for the three months ended June 30, 2007. Net loss increased by $66.4 million from the 2007 quarter to the 2008 quarter.

  Revenues

        The following table sets forth information regarding our revenues:

	Three Months Ended June 30,		Variance
Revenues	2008	2007	Amount	%
	(In millions)
Interest and dividend income:
CMBS	$13.5	$10.7	$2.8	26.2%
Agency MBS	1.2	11.9	(10.7)	(89.9)
Non-Agency RMBS	9.6	27.2	(17.6)	(64.7)
ABS	—	1.0	(1.0)	(100.0)
Real estate loans	2.2	4.4	(2.2)	(50.0)
Other interest and dividend income	0.2	2.3	(2.1)	(91.3)

Total interest and dividend income	26.7	57.5	(30.8)	(53.6)
Rental income, net	5.6	5.1	0.5	9.8

Total revenues	$32.3	$62.6	$(30.3)	(48.4)%

        Interest income for the three months ended June 30, 2008 with respect to CMBS increased $2.8 million, or 26.2%, over interest income for the same period in 2007 because of the higher accretion of discount on CMBS and Non-Agency RMBS contained in our investment portfolio during the 2008 quarter as a result of impairments taken against those investments during 2007 and 2008. Interest income for the three months ended June 30, 2008 with respect to Agency MBS, Non-Agency RMBS and real estate loans decreased $10.7 million, or 89.9%, $17.6 million, or 64.7%, and $2.2 million, or 50.0%, respectively, over the same period in 2007 because we had fewer investments in those asset classes during the 2008 quarter. Other interest and dividend income for the three months ended June 30, 2008 decreased $2.1 million, or 91.3%, due to lower interest income earned on restricted cash balances during the 2008 quarter and a decrease in dividends from our preferred stock investments during the 2008 quarter. For the three months ended June 30, 2008, rental income from our commercial property investments increased $0.5 million, or 9.8%, over rental income for the same period in 2007 because we made an additional investment in commercial properties in September 2007.

        Of the $32.3 million in revenues for the three months ended June 30, 2008, $27.7 million was received in cash and $4.6 million was non-cash revenue from the accretion of discounts on bonds purchased at prices below their par value, compared to $57.9 million and $4.7 million, respectively, for the three months ended June 30, 2007. The increase in non-cash revenue over the 2007 period was caused by a decrease in the book value of our available for sale portfolio as a result of impairments that we have taken over the last year.

  Expenses

        The following table sets forth information regarding our total expenses:

	Three Months Ended June 30,		Variance
	2008	2007	Amount	%
	(In millions)
Expenses
Interest expense:
Repurchase agreements—Agency MBS.	$0.7	$28.9	$(28.2)	(97.6)%
Repurchase agreements—other than Agency MBS	0.2	1.6	(1.4)	(87.5)
Repurchase agreements—related party	—	0.8	(0.8)	(100.0)
Interest rate swaps.	0.5	(1.7)	2.2	(129.4)
CDO notes.	4.1	7.7	(3.6)	(46.8)
Senior mortgage-backed notes, related party.	0.6	1.1	(0.5)	(45.5)
Mortgages payable	3.1	2.8	0.3	10.7
Junior subordinated notes.	1.0	1.0	—	0.0
Secured revolving credit facility, related party	0.5	—	0.5	n/a
Amortization of deferred financing costs.	—	0.7	(0.7)	(100.0)
Other	—	0.3	(0.3)	(100.0)

Total interest expense	10.7	43.2	(32.5)	(75.2)
Management fees and incentive fees, related party.	0.4	1.8	(1.4)	(77.8)
Professional fees.	0.6	1.2	(0.6)	(50.0)
Depreciation and amortization	3.0	2.8	0.2	7.1
Insurance expense.	0.5	0.3	0.2	66.7
Directors' fees.	0.1	0.2	(0.1)	(50.0)
Public company expense.	0.3	0.2	0.1	50.0
Commercial real estate expenses.	0.4	0.3	0.1	33.3
Provision for loan loss	7.4	—	7.4	n/a
Other expenses.	0.6	0.2	0.4	200.0

Total expenses	$24.0	$50.2	$(26.2)	(52.2)

        Interest expense relating to repurchase agreements, including with related parties, for the three months ended June 30, 2008 decreased $30.4 million, or 97.1%, over the same period in 2007 because of lower repurchase agreement borrowings related to Agency MBS as a result of our sale during 2007 and March 2008 of approximately $2.1 billion of Agency MBS. Interest expense relating to CDO notes for the three months ended June 30, 2008 decreased $3.6 million, or 46.8%, over the same period in 2007 as a result of CDO principal repayments during 2007 and the first two quarters of 2008 and due to lower interest rates on our floating rate CDO notes in 2008 than in 2007. Interest expense from interest rate swaps for the three months ended June 30, 2008 increased $2.2 million, or 129.4%, over the same period in 2007 because interest rates were lower in the 2008 quarter than in 2007 quarter and because we had lower notional amount of interest rate swaps in place during the 2008 quarter. For the three months ended June 30, 2008, we also had interest expense relating to our secured revolving credit facility, related party, totaling $0.5 million as we first utilized this financing source commencing late in 2007.

        Expenses for the three months ended June 30, 2008 also included base management fees and amortization related to restricted stock and options granted to our Manager totaling approximately $0.4 million. Expenses for the same period in 2007 also included base management fees of approximately $1.7 million and amortization of approximately $0.1 million related to restricted stock and options granted to our Manager. Management fee expenses decreased primarily due to the $345.9 million net loss in 2007 and the $213.2 million net loss for the six months ended June 30, 2008, which reduced the management fee for the first quarter of 2008 compared to the same period in 2007. In addition, for the three months ended June 30, 2008, we had depreciation and amortization expense of $3.0 million and commercial real estate expenses of $0.4 million relating to our commercial property investments, compared to $2.8 million and $0.3 million, respectively for the same period in 2007, because we acquired an additional commercial property in September 2007. We also incurred a $0.5 million loan loss relating to one of our construction loans and a $6.9 million charge relating to our designating certain of our commercial whole loans as loans held for sale during the three months ended June 30, 2008.

  Other Revenues (Expenses)

        Other expenses for the three months ended June 30, 2008 totaled approximately $83.8 million, compared with other expenses of $21.5 million for the same period in 2007, an increase of $62.3 million, or 289.8%. Other expenses for the three months ended June 30, 2008 consisted primarily of $5.4 million of realized and unrealized gain on derivatives, primarily as a result of a $14.5 million increase in unrealized gain on economic hedges, offset in part by realized and unrealized losses on CDS of $3.4 million, realized losses on settlement of interest rate swaps of $5.8 million and unrealized losses on hedge ineffectiveness and undesignation of $1.2 million. In addition, we had $1.3 million of realized net loss on the sale of securities available for sale, real estate loans and other investments, a $69.4 million recognized loss relating to net changes in the values of assets and liabilities carried under the fair value option of SFAS 159, and a $18.3 million loss on impairment of securities available for sale, which was comprised of a $15.2 million impairment relating to CMBS, Non-Agency RMBS and preferred stock investments, which was caused by adverse changes in cash flow assumptions and a $3.1 million impairment caused by an other than temporary decline in market values due to spread widening. Other expenses for the three months ended June 30, 2007 consisted primarily of $3.6 million of realized and unrealized loss on derivatives, primarily as a result of realized and unrealized losses on CDS of $4.8 million, and a $22.1 million loss on impairments of securities available for sale, which was comprised of a $9.3 million impairment relating to Agency MBS that we no longer intended to hold to maturity or until the recovery of our cost and a $12.8 million impairment relating to Non-Agency RMBS, of which $7.1 million was caused by adverse changes in cash flow assumptions and of which $5.7 million was caused by an other than temporary decline in market values due to spread widening. This was offset in part by $0.6 million of income from equity investments and $4.2 million of foreign currency exchange gain.

Liquidity and Capital Resources

        Capital is required to fund our investment activities and operating expenses. We believe we currently have sufficient access to capital resources and will continue to use a significant amount of our available capital resources to fund our existing business plan. Our capital resources include cash on hand, cash flow from operations, principal and interest payments received from investments, borrowings under credit facilities, reverse repurchase agreements, junior subordinated debenture issuances, and proceeds from stock offerings.

        We held cash and cash equivalents of approximately $7.8 million at June 30, 2008, which excludes restricted cash of approximately $27.6 million that is used to collateralize certain of our repurchase facilities ($4.1 million), interest rate swaps and caps ($1.7 million), CDS ($18.6 million) and certain other commercial real estate and financing obligations.

        Our operating activities provided net cash of approximately $11.6 million for the six months ended June 30, 2008 primarily as a result of realized and unrealized loss on derivatives of $35.0 million, net changes in assets and liabilities carried under the fair value option of SFAS 159 of $102.2 million, non-cash impairment charges relating to available for sale securities of $85.5 million, provision for loan loss of $16.4 million, non-cash depreciation and amortization of $6.0 million, amortization and write-off of deferred financing costs of $0.9 million and a realized net loss on available for sale securities, real estate loans and other investments of $4.9 million. Operating activities provided further net cash from a net decrease in interest receivable of $7.3 million. This was offset in part by a net loss of $213.2 million and other non-cash activities, including accretion of a net discount on available for sale securities and real estate loans of $12.2 million and amortization of intangible liabilities of $2.7 million. The increase in cash was also further offset by a net decrease in accounts payable and accrued liabilities and interest payable of $11.1 million, a net decrease in prepaid expenses and other assets of $1.5 million and $7.9 million of payments on the settlement of derivatives.

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

        Our investing activities provided net cash of $1,354.9 million for the six months ended June 30, 2008 primarily from proceeds received from the sale of securities available for sale of $1,178.4 million, proceeds from the sale of real estate loans of $78.2 million, proceeds from the sale of other investments of $35.7 million, proceeds from rent enhancement of $1.8 million, principal repayments from available for sale securities and real estate loans totaling $72.4 million, net receipts of restricted cash from other investments of $18.4 million, and return of capital from equity investments of $0.4 million. This was partially offset by net cash paid to terminate swaps of $30.2 million.

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

        Our financing activities used net cash of $1,386.3 million for the six months ended June 30, 2008 primarily due to net payments on repurchase agreements of $1,254.0 million, dividends paid of $33.6 million, principal repayments of CDOs and senior mortgage-backed securities of $82.0 million, payments on the settlement of derivatives of $10.5 million and payments on borrowings under our secured revolving credit facility with a related party of $28.9 million. This was partially offset by net receipts from restricted cash of $22.6 million.

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

        Our source of funds as of June 30, 2008, excluding our March 2005 and August 2006 common stock offerings and our March 2007 trust preferred offering, consisted of net proceeds from repurchase agreements totaling approximately $22.1 million with a weighted average current borrowing rate of 4.28% and borrowings under our secured revolving credit facility (which had unused availability of $61.6 million as of June 30, 2008), which we used to finance the acquisition of securities available for sale and to provide margin with respect to such borrowings, and proceeds from mortgages payable of $219.4 million, which we used to finance a portion of the purchase price for commercial real estate. We expect to continue to borrow funds in the form of credit facilities and to the extent we purchase additional commercial real estate, mortgage loans. As of the date of this report, we have established approximately 15 borrowing arrangements with various investment banking firms and other lenders, six of which were in use on June 30, 2008. Increases in short-term interest rates or widening of interest rate spreads could negatively affect the valuation of our mortgage-related assets, which could limit our borrowing ability or cause our lenders to initiate margin calls. We expect that amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements, monthly principal and interest payments received on our mortgage-backed securities, borrowings under our secured revolving credit facility and the proceeds from asset sales.

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

        Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that the net proceeds of our equity offerings and our trust preferred offering, together with existing equity capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and pay general corporate expenses. However, an increase in prepayment rates substantially above our expectations or significant spread widening could cause a temporary liquidity shortfall due to the timing of the necessary margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell debt or additional equity securities. If required, the sale of MBS or real estate loans at prices lower than their carrying value would result in losses. As a result of the disposition of our Agency MBS portfolio and the repayment of a significant portion of our short-term indebtedness, we are less exposed to the risk of margin calls on our short-term financings.

        In August 2007, we entered into a $100.0 million unsecured 364-day credit facility with Brookfield US Corporation, an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100.0 million in the aggregate and expires in May 2009. On March 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth and to eliminate the financial covenants relating to minimum net income (as defined in the facility), a maximum leverage ratio and interest rate sensitivity. On August 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of June 30, 2008, to revise the financial covenant relating to minimum net worth such that after giving effect to the amendment, we are required to maintain a minimum net worth of $40.0 million. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendments were approved by the independent members of our board of directors. As of June 30, 2008, we owed $38.4 million under this facility and we had $61.6 million of unused availability under this facility, and we pledged MBS, real estate loans and a portion of the equity in our commercial real estate with an aggregate carrying value of $37.8 million to secure the $38.4 million of borrowings outstanding at such date.

        Our ability to meet our long-term (greater than one year) liquidity and capital resource requirements in excess of our borrowing capacity will be subject to obtaining additional debt financing and/or equity capital. We may increase our capital resources by making public offerings of equity securities, possibly including classes of preferred stock or common stock, or by issuing commercial paper, medium-term notes, CDOs, mortgage-backed notes, collateralized mortgage obligations and senior or subordinated notes. Such financing will depend on market conditions for capital raises and for the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock.

        We generally seek to borrow between four and eight times the amount of our equity. At June 30, 2008, our total debt was approximately $560.3 million, which represented a leverage ratio of approximately 9.1 times the amount of our equity.

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

  Off-Balance Sheet Arrangements

        As of June 30, 2008, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special-purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2008, we had two outstanding commitments to fund real estate construction loans totaling $1.0 million, and during the six months ended June 30, 2008, we made advances of $0.1 million under those commitments. One of those loans was repaid on July 1, 2008 and our unfunded commitment of $1.0 million was terminated.

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

        As of June 30, 2008, we had an outstanding commitment to fund two real estate construction loans totaling $1.0 million, and during the six months ended June 30, 2008, we made advances of $0.1 million under those commitments. See Note 10 to our consolidated financial statements included elsewhere herein. During the first quarter of 2008, we sold our investment in private equity funds and were released from our capital commitment related to that investment.

        In June 2008, we sold 11 whole loans to a third party. See Note 5 to our consolidated financial statements included elsewhere herein. In connection with the sale, we entered into a yield maintenance agreement which serves to protect the buyer against potential prepayments of those 11 whole loans. In accordance with the agreement, we deposited $4.1 million into a restricted trust account to serve as collateral for the potential loss contingency. The agreement provides for the quarterly release to either the buyer or us of a proportionate share of the collateral contingent on any prepayments of the 11 whole loans. Our maximum loss contingency under this agreement totaled $4.1 million. As of June 30, 2008, we accrued a loss contingency totaling $1.0 million based on assumptions developed by management relating to the timing and value of expected prepayments on the 11 loans. The loss contingency is recorded as additional realized loss on the sale of real estate loans in our statement of operations.

        The following table sets forth information about our contractual obligations as of June 30, 2008:

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-Term Debt Obligations
Repurchase obligations	$22,117	$22,117	$—	$—	$—
Collateralized debt obligations(1)	480,344	51,995	44,588	30,398	353,363
Junior subordinated notes	51,550	—	—	—	51,550
Mortgage payable	219,380	—	160	523	218,697
Senior mortgage-backed notes(2)	24,087	—	—	—	24,087
Secured revolving credit facility, related party	38,420	38,420		—	—
Unfunded loan commitments	936	936	—	—	—

Total(3)	$836,834	$113,468	$44,748	$30,921	$647,697

(1)
Amount is based on unpaid principal balance. As of June 30, 2008, the difference between fair value and unpaid principal balance is $275,575.

(2)
The senior mortgage-backed notes were repaid in their entirety in July 2008.

(3)
We also are subject to interest rate swaps for which we can not estimate future payments due.

        The following table presents certain information regarding our repurchase obligations as of June 30, 2008:

Repurchase Agreement Counterparties	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreement in Days
	(In millions)
Bear, Stearns & Co. Inc.(2)	$29.1	1
Deutsche Bank Securities Inc.	1.5	7
Goldman, Sachs & Co.	0.6	7
Lehman Brothers Inc.	2.5	1
Morgan Stanley & Co., Incorporated.	3.7	24

Total	$37.4	4

    (1)
    Equal to the fair value of collateral, including restricted cash and accrued interest receivable on collateral, minus repurchase agreement liabilities and accrued interest expense.

    (2)
    These borrowings were refinanced by JPMorgan Chase in July 2008.

        The repurchase agreements for our repurchase facilities generally do not include substantive provisions other than those contained in the standard master repurchase agreement as published by the Bond Market Association. As noted below, some of our master repurchase agreements that were in effect as of the date of this report contain negative covenants requiring us to maintain certain levels of net asset value, tangible net worth and available funds and comply with interest coverage ratios, leverage ratios and distribution limitations. Two of our master repurchase agreements, which accounted for $0 of our liabilities as of June 30, 2008, provide that they may be terminated if, among other things, certain material decreases in net asset value occur, we lose our REIT status or our Manager is terminated. Generally, if we violate one of these covenants, the counterparty to the master repurchase agreement has the option to declare an event of default, which would accelerate the repurchase date. If such option is exercised, then all of our obligations would come due, including either purchasing the securities or selling the securities, as the case may be. The counterparty to the master repurchase agreement, if the buyer in such transaction, for example, will be entitled to keep all income paid after the exercise, which will be applied to the aggregate unpaid repurchase price and any other amounts owed by us, and we are required to deliver any purchased securities to the counterparty.

        Our master repurchase agreements with Credit Suisse First Boston, LLC and Credit Suisse First Boston (Europe) Limited and our secured revolving credit facility each contain a restrictive covenant that would trigger an event of default if our stockholders' equity declines below $40.0 million.

        Certain of our repurchase agreements and our secured revolving credit facility contain financial covenants, including maintaining our REIT status and maintaining a specific net asset value or worth. Effective as of June 30, 2008, we and three of our counterparties amended the terms of our secured revolving credit facility and two of our unused repurchase agreements to reset certain financial covenants that we otherwise would have failed to meet as of June 30, 2008. After giving effect to all such amendments, we were in compliance with all of such financial covenants as of June 30, 2008. As of June 30, 2008, our stockholders' equity was $60.9 million. If our stockholders' equity decreases below $40.0 million, we would be in default under these borrowing arrangements and if we were unable to obtain a waiver or an amendment of those terms, the lenders under those facilities would have the right to accelerate the maturity of the indebtedness and we could be forced to repay such indebtedness, which totaled $38.4 million as of June 30, 2008, in its entirety.

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

        As of June 30, 2008, the primary component of our market risk was interest rate risk, as described below. Although we do not seek to avoid risk completely, we do believe the risk can be quantified from historical experience and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

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

        On June 30, 2008, we were party to five interest rate swap contracts and three interest rate cap contracts. The following table summarizes the expiration dates of these contracts and their notional amounts (in thousands):

Expiration Date	Notional Amount
2009	$200,000
2013	47,189
2015	20,000
2018	265,467
2020	25,835

Total	$558,491

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

        Extension Risk—We have in the past invested in, and may in the future invest in, Agency MBS and RMBS, some of which have interest rates that are fixed for the first few years of the loan (typically three, five, seven or 10 years) and thereafter reset periodically on the same basis as adjustable-rate Agency MBS and RMBS. We compute the projected weighted average life of our Agency MBS and RMBS based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate residential mortgage-backed security is acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related Agency MBS and RMBS. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related residential mortgage-backed security.

        However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related Agency MBS and RMBS could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the Agency MBS and RMBS would remain fixed. This situation may also cause the market value of the Agency MBS and RMBS that we own to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

        Hybrid Adjustable-Rate Agency MBS Interest Rate Cap Risk—We have in the past, and may in the future, also invest in hybrid adjustable-rate Agency MBS, which are based on mortgages that are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security's interest yield may change during any given period. However, our borrowing costs pursuant to our repurchase agreements generally are not subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our hybrid adjustable-rate Agency MBS would effectively be limited by caps. This problem will be magnified to the extent we acquire hybrid adjustable-rate Agency MBS that are not based on mortgages that are fully indexed. In addition, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on our hybrid adjustable-rate Agency MBS than we need in order to pay the interest cost on our related borrowings. These factors could lower our net investment income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

        Interest Rate Mismatch Risk—We intend to continue to fund a substantial portion of our investments with borrowings that, after the effect of hedging, have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of our investments. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above.

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

        We also invest in commercial real estate loans, primarily mezzanine loans, bridge loans, A Notes, B Notes, loans to real estate companies, whole mortgage loans, first mortgage participations and net leased real estate. We may also invest in residential mortgages and related securities. These investments will be subject to credit risk. The extent of our credit risk exposure will be dependent on risks associated with commercial and residential real estate. Property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event a borrower's net operating income decreases, the borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses. When we underwrite the origination of a commercial real estate loan, we do not underwrite to an expected loss; when we underwrite the purchase of a commercial real estate loan, we may underwrite to an expected loss based on the price of the loan.

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

        The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive investments, repurchase agreement liabilities, CDO liabilities, senior mortgage-backed notes, mortgages payable, junior subordinated notes, secured revolving credit facility indebtedness and swaps and caps, at June 30, 2008, assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points
	(Dollars in thousands)
Mortgage assets and other securities available for sale(1)
Fair value	$322,406	$295,836	$283,052
Change in fair value	$26,570	—	$(12,784)
Change as a percent of fair value	8.98%	—	(4.32)%
Real estate loans, including real estate loans held for sale
Fair value	$74,619	$71,980	$69,675
Change in fair value	$2,639	—	$(2,305)
Change as a percent of fair value	3.67%	—	(3.20)%
Repurchase agreements(2)
Fair value	$(22,117)	$(22,117)	$(22,117)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
CDO liabilities
Fair value	$(204,769)	$(204,769)	$(204,769)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Senior mortgage-backed notes, related party
Fair value	$(20,600)	$(20,600)	$(20,600)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Mortgages payable
Fair value	$(204,863)	$(194,712)	$(184,561)
Change in fair value	$(10,151)	—	$10,151
Change as a percent of fair value	5.21%	—	(5.21)%
Junior subordinated notes
Fair value	$(24,126)	$(23,036)	$(21,946)
Change in fair value	$(1,090)	—	$1,090
Change as a percent of fair value	4.73%	—	(4.73)%
Secured revolving credit facility, related party
Fair value	$(38,420)	$(38,420)	$(38,420)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Designated and undesignated interest rate swaps and caps (net)
Fair value	$(36,135)	$(12,099)	$10,505
Change in fair value	$(24,036)	—	$22,604
Change as a percent of notional value	(5.24)%	—	4.93%

Credit default swaps
Fair value	$(18,635)	$(18,580)	$(18,526)
Change in fair value	$(55)	—	$54
Change as a percent of notional value	(0.55)%	—	0.54%

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

Related Party Transactions

        We have entered into a management agreement, as amended (the "Agreement"), with our Manager. The initial term of the Agreement expires in December 2008. After the initial term, the Agreement will be automatically renewed for a one-year term each anniversary date thereafter unless we or our Manager terminate the Agreement. The Agreement provides that our Manager will provide us with investment management services and certain administrative services and will perform our day-to-day operations. The monthly base management fee for such services is equal to 1.5% of one-twelfth of our equity, as defined in the Agreement, payable in arrears. In March 2008, we and our Manager agreed that during 2008, we would pay the base management fee in shares of our common stock, rather than in cash. In May 2008, we issued 68,338 shares of our common stock to our Manager in respect of the base management fee for the quarter ended March 31, 2008 at a price per share of $10.15 and in August 2008, we issued 99,998 shares of our common stock to our Manager in respect of the base management fee for the quarter ended June 30, 2008 at a price per share of $4.18.

        In addition, under the Agreement, our Manager earns a quarterly incentive fee equal to 25% of the amount by which the quarterly net income per share, as defined in the Agreement (which principally excludes the effect of stock compensation and the unrealized change in derivatives), exceeds an amount equal to the product of the weighted average of the price per share of the common stock we issued in our March 2005 private offering and in our August 2006 initial public offering and the price per share of common stock in any subsequent offerings by us, multiplied by the higher of (i) 2.4375% or (ii) 25% of the then applicable 10 year Treasury note rate plus 0.50%, multiplied by the then weighted average number of outstanding shares for the quarter. The incentive fee is paid quarterly. The Agreement provides that 10% of the incentive management fee is to be paid in shares of our common stock (providing that such payment does not result in our Manager owning directly or indirectly more than 9.8% of our issued and outstanding common stock) and the balance is to be paid in cash. Our Manager may, at its sole discretion, elect to receive a greater percentage of its incentive management fee in shares of our common stock. The incentive management fees included in our consolidated statements of operations that were incurred during the six months ended June 30, 2008 and 2007 and the three months ended June 30, 2008 and 2007 were $0, $0.1 million, $0 and $0.1 million, respectively.

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

        We issued to our Manager 84,000 shares of our restricted common stock and granted options to purchase 126,000 shares of our common stock for a 10 year period at a price of $25 per share in March 2005. We issued to one of our executive officers 30,000 shares of restricted common stock in March 2006. 10,000 of such shares vested on March 15, 2007 and the remaining 20,000 shares were forfeited in April 2007 when the executive officer to whom such shares were issued resigned from his position with us. We issued to one of our directors 2,000 shares of restricted stock in November 2006 and 2,000 shares of restricted stock in May 2007, both of which vest on the first anniversary of the date of issuance. For the six months ended June 30, 2008 and 2007 and the three months ended June 30, 2008 and 2007, the base management expense was $1.1 million, $3.7 million, $0.4 million and $1.7 million, respectively. Included in the management fee expense for the six months ended June 30, 2008 and 2007 and the three months ended June 30, 2008 and 2007 was $0 million, $0.4 million, $0 million and $0.1 million, respectively, of amortization of stock-based compensation related to restricted stock and options granted.

        The Agreement provides that we are required to reimburse our Manager for certain expenses incurred by our Manager on our behalf provided that such costs and reimbursements are no greater than that which would be paid to outside professionals or consultants on an arm's length basis. For the six months ended June 30, 2008 and 2007, we were not charged any reimbursable costs by our Manager.

        In January 2007, we purchased a $28.5 million investment in BREF One, LLC (the "Fund"), a real estate finance fund sponsored by Brookfield Asset Management Inc. ("Brookfield"), the indirect parent of our Manager, and managed by a Brookfield subsidiary, and incurred a $10.4 million unfunded capital commitment to the Fund. The acquisition was made from two subsidiaries of Brookfield. As of December 31, 2007, the unfunded commitment totaled $1.5 million. During the first quarter of 2008, we sold our interest in the Fund to an affiliate of our Manager at its carrying value of $35.7 million and we were released from our unfunded capital commitment to the Fund. During the six months ended June 30, 2008 and the three months ended June 30, 2008 we had less than $0.1 million of equity losses from our investment in the fund and during the six months ended June 30, 2008 and the three months ended June 30, 2007, we had $1.4 million and $0.6 million, respectively, of equity income from our investment in the Fund.

        In August 2007, we entered into a $100.0 million unsecured 364-day credit facility with Brookfield US Corporation, an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100.0 million in the aggregate and expires in May 2009. On March 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth and to eliminate the financial covenants relating to minimum net income (as defined in the facility), a maximum leverage ratio and interest rate sensitivity. On August 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of June 30, 2008, to revise the financial covenant relating to minimum net worth such that after giving effect to the amendment, we are required to maintain a minimum net worth of $40.0 million. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendments were approved by the independent members of our board of directors. The credit agreement contains customary representations, warranties and covenants, including covenants limiting dividends, liens, mergers, asset sales and other fundamental changes. In addition, the credit agreement contains additional covenants, which include maintaining a certain minimum net worth. As of June 30, 2008, we owed $38.4 million under this facility.

        We and our Manager have entered into sub-advisory agreements with other affiliated entities and the fees payable under such agreements will be paid from any management fees earned by our Manager. In addition, certain of these affiliated sub-advisory entities introduced investments to us for purchase that we acquired for a total of $0.0 million and $262.7 million during the six months ended June 30, 2008 and 2007, respectively. The purchase price of two commercial real estate properties that we purchased in March 2007 from an affiliate of our Manager, at a total cost of approximately $234.2 million, were determined as part of a competitive bid process, and the purchase price of our investment in a private equity fund managed by an affiliate of our Manager, at a total initial cost of approximately $28.5 million, was acquired at its book value assuming hypothetical liquidation. All such acquisitions were approved in advance by the independent members of our board of directors.

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

        As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Controls

        There have been no changes in our "internal control over financial reporting" (as defined in paragraph (d) of Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.    Legal Proceedings

        None

Item 1A.    Risk Factors

        There have been no material changes to the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 14, 2008 with the SEC. A copy of those risk factors, updated for June 30, 2008, are attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        On June 10, 2008, we held our annual meeting of stockholders (the "Meeting") in New York, New York for the purpose of (i) electing two Class III directors to serve on the board until our 2009 annual meeting of stockholders and until their successors are duly elected and qualified; and (ii) ratifying the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2008. The total number of shares of common stock entitled to vote at the Meeting was 24,704,945, of which 20,353,302 shares, or 82.4%, were present in person or by proxy.

        The following table sets forth the number of votes in favor, the number of votes opposed, the number of abstentions (or votes withheld in the case of the election of directors) and broker non-votes with respect to each of the foregoing proposals.

Director Nominee	Votes in Favor	Votes Withheld
Rodman L. Drake	19,426,568	926,734
Clifford E. Lai	20,110,135	243,167

        There was no solicitation in opposition to the foregoing nominees by stockholders. The terms of office for Janet Graham, Harald Hansen and Bruce K. Robertson, our Class I directors, and William F. Paulsen and Louis P. Salvatore, our Class II directors, continued after the Meeting.

        The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 was approved by our stockholders with 20,234,500 votes "For," 83,494 votes "Against" and 35,308 votes "Abstained," none of which such abstentions were actually broker non-votes that were treated as abstentions.

Item 5.    Other Information

        On August 7, 2008, Crystal River Capital, Inc. (the "Company") amended its Amended and Restated Revolving Credit Agreement (the "Credit Agreement") with Brookfield US Corporation, as lender, to revise the financial covenant requiring the Company to maintain a minimum net worth of $100 million such that the minimum net worth requirement is now $40 million. The lender is an affiliate of the Company's external manager.

II-1

        The foregoing description is only a summary of certain terms and conditions of the Amendment and is qualified in its entirety by reference to the Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

        The information in this Item 5 would otherwise have been reported on a current report on Form 8-K pursuant to Item 1.01.

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
10.1	*	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of August 7, 2008, by and between Crystal River Capital, Inc. and Brookfield US Corporation.
11.1
Statements regarding Computation of Earnings per Share (Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 15 to the consolidated financial statements contained in this report)
31.1	*	Certification of William M. Powell, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Craig J. Laurie, Chief Financial Officer and Treasurer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of William M. Powell, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Craig J. Laurie, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	*	Risk Factors

*
Filed herewith.

II-2

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRYSTAL RIVER CAPITAL, INC.
/s/ WILLIAM M. POWELL
August 11, 2008 Date	William M. Powell President and Chief Executive Officer
/s/ CRAIG J. LAURIE
August 11, 2008 Date	Craig J. Laurie Chief Financial Officer and Treasurer

S-1