Form 10-Q
period 2008-09-30
Crystal River Capital, Inc.
filed 2008-11-07
CIK 1344705

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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

         The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of November 6, 2008 was 24,905,252.

 CRYSTAL RIVER CAPITAL, INC.

INDEX

 PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

Crystal River Capital, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS:
Available for sale securities, at fair value
Commercial MBS	$158,627	$399,410
Agency MBS	—	1,246,682
Non-Agency Residential MBS	32,740	168,422
Preferred stock	—	732
Real estate loans	11,069	170,780
Real estate loans held for sale	20,375	—
Commercial real estate, net	229,885	234,763
Other investments	1,550	37,761
Intangible assets	76,949	81,174
Cash and cash equivalents	7,035	27,521
Restricted cash	26,924	68,706
Receivables:
Principal paydown	—	914
Interest	4,505	11,808
Other receivables	17,116	18,915
Prepaid expenses and other assets	1,097	540
Deferred financing costs, net	1,553	10,750
Derivative assets	5	560

Total Assets	$589,430	$2,479,438

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Accounts payable, accrued expenses and other	$2,666	$1,817
Due to Manager	57	678
Dividends payable	2,498	16,828
Intangible liabilities	73,635	77,745
Repurchase agreements	8,335	1,276,121
Collateralized debt obligations (fair value at September 30, 2008; cost at December 31, 2007)	153,362	486,608
Junior subordinated notes	51,550	51,550
Mortgages payable	219,380	219,380
Senior mortgage-backed notes, related party	—	99,815
Secured revolving credit facility, related party	41,420	67,319
Interest payable	2,457	9,256
Derivative liabilities	32,320	61,729

Total Liabilities	587,680	2,368,846

Commitments and Contingencies
Stockholders' Equity:
Preferred Stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized, 24,875,282 and 24,704,945 shares issued and outstanding, respectively	25	25
Additional paid-in capital	564,441	562,930
Accumulated other comprehensive loss	(10,171)	(15,481)
Accumulated deficit	(552,545)	(436,882)

Total Stockholders' Equity	1,750	110,592

Total Liabilities and Stockholders' Equity	$589,430	$2,479,438

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Interest and dividend income:
Interest income—available for sale securities	$21,069	$52,945	$85,361	$153,972
Interest income—real estate loans	936	4,512	5,755	13,241
Other interest and dividend income	185	2,220	1,072	7,196

Total interest and dividend income	22,190	59,677	92,188	174,409
Rental income, net	5,399	4,998	16,611	10,656

Total revenues	27,589	64,675	108,799	185,065

Expenses:
Interest expense	9,302	41,920	44,302	125,218
Management fees, related party	243	1,416	1,328	5,597
Professional fees	480	857	1,733	2,843
Depreciation and amortization	3,022	2,816	9,066	5,925
Incentive fees	—	—	—	124
Insurance expense	480	265	1,290	672
Directors' fees	86	173	366	513
Public company expense	105	225	518	457
Commercial real estate expenses	348	333	1,185	677
Provision for loss on real estate loans	4,401	—	20,850	—
Other expenses	237	105	1,133	401

Total expenses	18,704	48,110	81,771	142,427

Income before other revenues (expenses)	8,885	16,565	27,028	42,638
Other revenues (expenses):
Realized net gain (loss) on sale of securities available for sale, real estate loans and other investments	97	(2,502)	(4,951)	(1,322)
Realized and unrealized loss on derivatives	(6,152)	(27,644)	(44,183)	(39,851)
Impairment of available for sale securities	(26,876)	(81,293)	(112,340)	(103,986)
Net change in assets and liabilities valued under fair value option	(32,305)	—	(134,508)	—
Foreign currency exchange gain (loss)	—	(459)	—	4,292
Income (loss) from equity investments	—	741	(40)	2,179
Other	(397)	658	(975)	586

Total other expenses	(65,633)	(110,499)	(296,997)	(138,102)

Net loss	$(56,748)	$(93,934)	$(269,969)	$(95,464)

Per share information:
Net loss per share of common stock
Basic	$(2.28)	$(3.76)	$(10.88)	$(3.82)

Diluted	$(2.28)	$(3.76)	$(10.88)	$(3.82)

Dividends declared per share of common stock	$0.10	$0.68	$1.08	$2.04

Weighted average shares of common stock outstanding
Basic	24,882,612	24,995,885	24,813,649	25,023,058

Diluted	24,882,612	24,995,885	24,813,649	25,023,058

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the Nine Months Ended September 30, 2008

(in thousands, except share data)

(Unaudited)

	Common Stock
				Accumulated Other Comprehensive Loss
	Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Total	Comprehensive Loss
Balance at December 31, 2007	24,704,945	$25	$562,930	$(15,481)	$(436,882)	$110,592
Cumulative effect of the adoption of SFAS 159				(1,670)	181,092	179,422
Net loss					(269,969)	(269,969)	$(269,969)
Realization of deferred unrealized gains on securities available for sale				(7,232)		(7,232)	(7,232)
Realization of deferred unrealized losses on cash flow hedges				13,181		13,181	13,181
Amortization of net realized gains on cash flow hedges				1,031		1,031	1,031

Comprehensive loss							$(262,989)

Dividends declared on common stock and deferred stock units					(26,786)	(26,786)
Shares issued for dividend reinvestment	1		—			—
Issuance of stock in lieu of cash for management fee	168,336		1,112			1,112
Issuance of restricted stock	2,000		11			11
Issuance of deferred stock units			134			134
Amortization of stock based compensation			254			254

Balance at September 30, 2008	24,875,282	$25	$564,441	$(10,171)	$(552,545)	$1,750

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(269,969)	$(95,464)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of stock based compensation	279	932
Accretion of net discount on available for sale securities and real estate loans	(15,102)	(15,002)
Realized net loss on sale of available for sale securities, real estate loans and other investments	4,791	1,322
Impairment of available for sale securities	112,341	103,986
Provision for loan loss on real estate loans	20,850	—
Net change in assets and liabilities valued under fair value option	134,508	—
Accretion of interest on real estate loans	—	(1,105)
Amortization of net realized cash flow hedge (gain) loss	1,031	(1,716)
Realized and unrealized loss on derivatives	39,097	42,456
Amortization and write-off of deferred financing costs	1,046	2,453
Management fee expense paid in stock	1,112	12
(Income) loss from equity investment	40	(2,179)
Change in deferred income tax	—	(900)
Gain on foreign currency exchange	—	(4,330)
Depreciation and amortization	9,063	5,925
Amortization of intangible liabilities	(4,110)	(2,687)
Other	1,004	503
Changes in operating assets and liabilities:
Net receipts from (payments on) settlement of derivatives	(3,384)	246
Interest receivable	7,303	4,442
Interest receivable, derivative	169	540
Other receivables	(837)	(3,204)
Prepaid expenses and other assets	(520)	(501)
Return on capital from equity investments	—	2,179
Accounts payable and accrued liabilities	(101)	(2,227)
Due to Manager	(621)	(738)
Interest payable	(6,799)	(8,016)
Interest payable, derivative	(3,893)	(3,381)

Net cash provided by operating activities	27,298	23,546

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	—	(888,188)
Acquisition of interest in other investments	—	(40,095)
Acquisition of commercial real estate and rent enhancement receivable	—	(261,204)
Return of capital from equity investment	426	5,452
Underwriting costs on available for sale securities and real estate loans	—	(179)
Principal payments on available for sale securities and real estate loans	73,734	338,967
Proceeds from the sale of available for sale securities	1,178,357	1,449,258
Proceeds from the sale of real estate loans and other investments	141,107	78,211
Proceeds from rent enhancement	2,637	1,500
Proceeds from repayment of real estate loans	9,664	—
Cash paid to terminate credit default swaps	(30,249)	(3,169)
Net receipts of (deposits to) restricted cash for investment	4,111	(1,000)
Net receipts of (deposits to) restricted cash from credit default swaps	13,261	(37,636)
Funding of real estate loans	(924)	(30,150)

Net cash provided by investing activities	1,392,124	611,767

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from junior subordinated notes held by trust that issued trust preferred securities	—	50,000
Payment on settlement of derivatives	(10,466)	(6,659)
Proceeds from the settlement of derivatives		4,730
Net change in cash collateral payable	—	(1,701)
Issuance of collateralized debt obligations	—	324,956
Proceeds from mortgage payable	—	219,380
Proceeds from senior mortgage-backed notes, related party	—	101,500
Principal repayments on collateralized debt obligations	(12,175)	(11,947)
Principal repayments on senior mortgage-backed notes, related party	(99,815)	(1,023)
Net receipts from restricted cash	17,266	40,538
Payment of deferred financing costs	—	(8,139)
Dividends paid	(41,033)	(50,532)
Repurchase of common stock	—	(2,628)
Net payments on repurchase agreements	(1,267,786)	(1,184,384)
Net payments on repurchase agreements, related party	—	(107,487)
Net payments on secured revolving credit facility, related party	(25,899)	—
Other	—	(50)

Net cash used in financing activities	(1,439,908)	(633,446)

Net increase (decrease) in cash and cash equivalents	(20,486)	1,867
Cash and cash equivalents at beginning of period	27,521	39,023

Cash and cash equivalents at end of period	$7,035	$40,890

Supplemental disclosure of cash flows:
Cash paid during the period for interest	$53,715	$133,388
Cash paid during the period for income taxes	—	284
Supplemental disclosure of noncash investing and financing activities:
Dividends declared, not yet paid	2,498	16,910
Principal paydown receivable	—	3,953
Sale of available for sale securities not yet settled	—	41,178
Equity investment in trust	—	1,550
Capitalization of interest on other investments	—	2,482
Cumulative effect upon adoption of SFAS 159	179,422	—
Classification of real estate loans as held for sale	20,375	—

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2008

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

September 30, 2008

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

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

September 30, 2008

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

        Properties are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. For commercial properties, an impairment loss is recognized when a property's carrying value exceeds its undiscounted future net cash flow. The impairment is measured as the amount by which the carrying value exceeds the estimated fair value. Projections of future cash flow take into account the specific business plan for each property and management's best estimate of the most probable set of economic conditions anticipated to prevail in the market. We recorded no impairment losses on our commercial real estate investments during the nine months ended September 30, 2008 or 2007.

         Accounting for Derivative Financial Instruments and Hedging Activities—We account for our derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 133 and SFAS 149 require us to recognize all derivative instruments at their fair value as either assets or liabilities on our balance sheet. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether we have designated it, and whether it qualifies, as part of a hedging relationship and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. We have no fair value hedges or hedges of a net investment in foreign operations as of September 30, 2008.

        For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that are attributable to a particular risk), the

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

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

         Dividends to Stockholders—We record dividends to stockholders on the declaration date. The actual dividend and its timing are at the discretion of our board of directors. We intend to pay sufficient dividends to avoid incurring any income or excise tax. During the nine months ended September 30, 2008, we declared dividends in the amount of $26,786, or $1.08 per share, of which $16,799 was distributed on April 29, 2008 to our stockholders of record as of March 31, 2008, $7,433 was distributed on July 28, 2008 to our stockholders of record as of June 30, 2008, $2,488 was distributed on October 28, 2008 to our stockholders of record as of September 30, 2008 and $66 related to dividends on deferred stock units.

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

         Revenue Recognition—Interest income for our available for sale securities and real estate loans is recognized over the life of the investment using the effective interest method and recorded on the accrual basis. Interest income on mortgage-backed securities ("MBS") is recognized using the effective interest method as required by EITF 99-20. Real estate loans generally are originated or purchased at or near par value, and interest income is recognized based on the contractual terms of the loan instruments. Any loan fees or acquisition costs on originated loans or securities are capitalized and recognized as a component of interest income over the life of the investment utilizing the straight-line method, which approximates the effective interest method. None of the interest income for the nine months ended September 30, 2008 or 2007 included prepayment fees. We do not accrue interest on real

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

estate loans that are placed on non-accrual status when collection of principal or interest is in doubt. As of January 1, 2008, one of our construction real estate loans was placed on non-accrual status and we recorded an additional provision for loan loss of $7,431 and $4,401 related to this loan during the nine months ended September 30, 2008 and the three months ended September 30, 2008, respectively, as we believe that it is probable that we will not recover the entire loan balance, including the capitalized interest thereon.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

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

        The dividends paid deduction of a REIT for qualifying dividends to our stockholders is computed using our taxable income as opposed to using our financial statement net income. Some of the significant differences between financial statement net income and taxable income include the timing of recording unrealized gains/realized gains associated with certain assets, excess inclusion income, the book/tax basis of assets, interest income, impairment, straight-line amortization of rental leases, credit loss recognition related to certain assets (asset-backed mortgages), accounting for derivative instruments and stock compensation and amortization of various costs (including start up costs).

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

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

        We have a wholly-owned domestic taxable REIT subsidiary that has made a joint election with us to be treated as our TRS. Our TRS is a separate entity subject to federal income tax under the Internal Revenue Code. For the three months ended September 30, 2008 and September 30, 2007, we recorded current net income tax expense of $0 and $678 (federal income tax of $455 and state and local income tax of $223), respectively, which is included in other expenses, and for both the nine months ended September 30, 2008 and September 30, 2007, we recorded no current net income tax expense. For the three months ended September 30, 2008 and September 30, 2007, we recorded no net deferred tax benefit (expense) and for the nine months ended September 30, 2008 and September 30, 2007, we recorded a net deferred tax benefit (expense) of $0 and $900, respectively, which is included in other expenses.

        As of September 30, 2008, we recorded a $15,710 valuation allowance on deferred tax assets of $15,710 attributable to income tax net operating loss carryforward relating to our TRS. The valuation allowance is based on management's estimate that our TRS is not expected to generate sufficient taxable income to recover the deferred tax assets. As of September 30, 2008 we did not have a deferred tax liability. As of September 30, 2008, we had net operating loss carryforward of $34,523. The net operating loss carryforward expires in 2027.

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

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

        Our policy for interest and penalties on material uncertain tax positions recognized in our consolidated financial statements is to classify these as interest expense and operating expense, respectively. However, in accordance with FIN 48 we assessed our tax positions for all open tax years (Federal, years 2005 through 2007 and State, years 2005 through 2007) as of September 30, 2008 and concluded that we have no material FIN 48 liabilities to be recognized at this time.

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

         Earnings per Share—We compute basic and diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share ("SFAS 128"). Basic earnings per share ("EPS") is computed based on net income divided by the weighted average number of shares of common stock and other participating securities outstanding during the period. Diluted EPS is based on net income divided by the weighted average number of shares of common stock plus any additional shares of common stock attributable to stock options, provided that the options have a dilutive effect. At each of September 30, 2008 and September 30, 2007, options to purchase a total of 130,000 shares of common stock have been excluded from the computation of diluted EPS as they were determined to be antidilutive.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

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

        We have analyzed the pooling and servicing agreements governing each of our Controlling Class CMBS and RMBS investments for which we own a greater than 50% interest in the subordinated class and we believe that the terms of those agreements are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment for those special-purpose entities due to ongoing review by regulators and accounting standard setters (including the project of the FASB to amend SFAS 140 and the FASB project on servicer discretion in a QSPE), potential actions by various parties involved with the QSPE (discussed in the paragraph above) and varying and evolving interpretations of the QSPE criteria under SFAS 140. We also have evaluated each of our Controlling Class CMBS and RMBS investments as if the special-purpose entities that issued such securities are not QSPEs. Using the fair value approach to calculate expected losses or residual returns, we have concluded that we would not be the primary beneficiary of any of the underlying special-purpose entities. Additionally, the standard setters continue to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of VIEs.

        Our maximum exposure to loss as a result of our investment in these QSPEs totaled $50,886 as of September 30, 2008.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

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

         Concentration of Credit Risk and Other Risks and Uncertainties—A significant portion of our investments are concentrated in MBS that pass through collections of principal and interest from the underlying mortgages and there is a risk that some borrowers on the underlying mortgages will default. Therefore, MBS bear exposure to credit losses. Our maximum exposure to loss due to credit risk if all parties to our AFS investments failed completely to perform according to the terms of the contracts as of September 30, 2008 is $191,367. Our real estate loans and other investments also bear exposure to credit losses. Our maximum exposure to loss due to credit risk if parties to the real estate loans, including real estate loans held for sale, and other investments failed completely to perform according to the terms of the loans and other agreements as of September 30, 2008 is $32,994.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

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

         Segment Reporting—SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), establishes standards on reporting operating segments in interim and annual financial reports. SFAS 131 defines an operating segment as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision- maker, or decision making group, to evaluate performance and make operating decisions. We have identified our chief operating decision-maker as our chief executive officer. We have determined that we operate in two reportable segments: a Securities, Loans and Other Investments segment and a Commercial Real Estate segment. The reportable segments were determined based on the allocation of our investment portfolio between investment activity and commercial real estate operations in which separate performance data is produced and analyzed by management and the chief operating decision- maker.

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

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In October 2008, the FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active ("FSP 157-3"), which clarifies the application of SFAS 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is not active. The guidance provided by FSP 157-3 is consistent with our approach to valuing financial assets for which there are no active markets.

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

        SFAS 159 allows for a one-time election to record the cumulative unrealized gains and losses on those assets, liabilities and commitments for which the FVO is elected and were existing at the time of initial application of SFAS 159. Adjustments resulting from the one-time election are reflected on our consolidated statement of changes in stockholders' equity and have no impact on our consolidated statements of operations. Subsequent changes in fair value will be recorded in our consolidated

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

statements of operations. On January 1, 2008, as a result of the one-time election, we reclassified all unrealized gains on our available for sale securities that served as collateral for our CDOs to accumulated deficit from accumulated other comprehensive loss. On that date, we also recorded to accumulated deficit the difference between the reported carrying value and fair value of our collateralized debt obligations. As a result of the adoption of SFAS 159 and this one-time election, we recorded a cumulative effect adjustment of $181,092 as an increase to stockholders' equity as of January 1, 2008. There was no deferred tax impact of this increase since the net unrealized losses in accumulated other comprehensive income that were reclassified to retained earnings were generated at the REIT, which distributes substantially all of its taxable income each year.

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

        The following is a summary of the one-time cumulative effect adjustment on our consolidated statements of changes in stockholder's equity:

	Historical cost as of December 31, 2007	Fair value at date of adoption	Cumulative effect adjustment
CDOs	$486,608	$299,034	$187,574
Deferred financing costs on CDOs, net of accumulated amortization	8,152	—	(8,152)
Net unrealized holding gains on available for sale securities within our CDO entities reclassified to accumulated deficit			1,670

Total cumulative effect adjustment			$181,092

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

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

September 30, 2008

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

        In June 2008, the FASB issued FASB Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method in accordance with FASB Statement No. 128, Earnings Per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after November 15, 2008 and earlier application is prohibited. We are currently evaluating the effect that FSP EITF 03-6-1 may have on our consolidated financial statements.

         Presentation—Certain reclassifications have been made in the presentation of the prior periods consolidated financial statements to conform to the September 2008 presentation.

3. FAIR VALUE HIERARCHY

Fair Value on a Recurring Basis

        The following tables set forth by level within the fair value hierarchy our assets and liabilities accounted for at fair value on a recurring basis under SFAS 155 and SFAS 159 as of September 30, 2008. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements as of September 30, 2008
	Level 1	Level 2	Level 3	Total
Assets accounted for at fair value:
Available-for-sale securities	$—	$—	$191,367	$191,367
Derivative assets	—	—	—

Total assets at fair value	$—	$—	$191,367	$191,367

Liabilities accounted for at fair value:
Collateralized debt obligations	$—	$—	$153,362	$153,362
Derivative liabilities	—	13,175	18,953	32,128

Total liabilities at fair value	$—	$13,175	$172,315	$185,490

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The following is a summary of our available for sale securities based on the lowest level input that is significant to each security's fair value measurement in its entirety as of September 30, 2008.

	Available for Sale Securities at Fair Value as of September 30, 2008
Security Description	Level 1	Level 2	Level 3	Total
CMBS	$—	$—	$158,627	$158,627
Non-Agency RMBS	—	—	32,740	32,740
Preferred stock	—	—	—	—

Total available for sale securities at fair value	$—	$—	$191,367	$191,367

Level 3 assets for which we do not bear economic exposure(1)			139,293

Level 3 assets for which we bear economic exposure			$52,074

(1)
Consists of Level 3 assets that are financed by our collateralized debt obligations. We own an interest in these securities through our investment in the subordinate classes of notes issued by these CDOs.

Level 3 Gains and Losses

        The table below sets forth a summary of changes in the fair value of our assets with significant valuation inputs classified as Level 3 for the nine months ended September 30, 2008.

	Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Available for sale securities	Available for sale securities at FVO	Total
Balance, January 1, 2008	$169,883	$398,681	$568,564
Total net gains or losses on assets still held at September 30, 2008:
Included in earnings—interest income	2,846	12,739	15,585
Included in earnings—impairments	(112,340)	—	(112,340)
Included in earnings—mark to market on available for sale securities (FVO)	—	(268,005)	(268,005)
Included in earnings—other	(963)	—	(963)
Included in accumulated other comprehensive income (loss)	692	—	692
Total net gains or losses on assets disposed/redeemed during the period:
Included in earnings—interest income	(26)	—	(26)
Included in earnings—realized gain (loss) on sale	(1,894)	—	(1,894)
Included in accumulated other comprehensive income (loss)	(13)	—	(13)
Net purchases, dispositions and settlements	(6,008)	(4,225)	(10,233)
Transfers in and/or out of Level 3	—	—	—

Balance, September 30, 2008	$52,177	$139,190	$191,367

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        During the nine months ended September 30, 2008, our assets measured at fair value on a recurring basis reflected as Level 3 decreased, largely as a result of the sale of CMBS totaling $2,245, principal repayments on CMBS and Non-Agency RMBS totaling $8,185 and spread widening on our CMBS and Non-Agency RMBS. A significant amount of our available for sale securities are reflected as Level 3 as a result of the reduction of liquidity in the capital markets that has resulted in a decrease in the observability of the significant inputs used in determining fair value.

        The table below sets forth a summary of changes in the fair value of our assets with significant valuation inputs classified as Level 3 for the three months ended September 30, 2008.

	Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Available for sale securities	Available for sale securities at FVO	Total
Balance, June 30, 2008	$80,577	$215,259	$295,836
Total net gains or losses on assets still held at September 30, 2008:
Included in earnings—interest income	13	2,924	2,937
Included in earnings—impairments	(26,876)	—	(26,876)
Included in earnings—mark to market on available for sale securities (FVO)	—	(77,801)	(77,801)
Included in earnings—other	(410)	—	(410)
Included in accumulated other comprehensive income (loss)	(1,033)	—	(1,033)
Total net gains or losses on assets disposed/redeemed during the period:
Included in earnings—interest income	—	—	—
Included in earnings—realized gain (loss) on sale	—	—	—
Included in accumulated other comprehensive income (loss)	—	—	—
Net purchases, dispositions and settlements	(94)	(1,192)	(1,286)
Transfers in and/or out of Level 3	—	—	—

Balance, September 30, 2008	$52,177	$139,190	$191,367

        During the three months ended September 30, 2008, our assets measured at fair value on a recurring basis reflected as Level 3 decreased, largely as a result of principal repayments on CMBS and Non-Agency RMBS totaling $1,251 and spread widening on our CMBS and Non-Agency RMBS. A significant amount of our available for sale securities are reflected as Level 3 as a result of the reduction of liquidity in the capital markets that has resulted in a decrease in the observability of the significant inputs used in determining fair value.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our liabilities with significant valuation inputs classified as Level 3 for the nine months ended September 30, 2008.

	Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Derivative Liabilities	Collateralized Debt Obligations	Total
Balance, January 1, 2008	$—	$299,034	$299,034
Total net gains or losses (realized/unrealized) still held at September 30, 2008:
Included in earnings—mark to market on collateralized debt obligations	—	(133,497)	(133,497)
Included in earnings—realized and unrealized loss on derivatives	5,628	—	5,628
Net issuances, dispositions and settlements	(19,780)	(12,175)	(31,955)
Transfers in and/or out of Level 3	33,105	—	33,105

Balance, September 30, 2008	$18,953	$153,362	$172,315

        During the nine months ended September 30, 2008, our liabilities measured at fair value on a recurring basis reflected as Level 3 increased, largely due to our classifying our credit default swaps, which we refer to as CDS, as Level 3 liabilities as a result of the reduction of liquidity in the capital markets that has resulted in a decrease in the observability of the significant inputs used in determining fair value, offset in part by derivative liabilities that we closed out during the nine month period.

        The table below sets forth a summary of changes in the fair value of our liabilities with significant valuation inputs classified as Level 3 for the three months ended September 30, 2008.

	Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Derivative Liabilities	Collateralized Debt Obligations	Total
Balance, June 30, 2008	$18,811	$204,769	$223,580
Total net gains or losses (realized/unrealized) still held at September 30, 2008:
Included in earnings—mark to market on collateralized debt obligations	—	(45,496)	(45,496)
Included in earnings—realized and unrealized loss on derivatives	177	—	177
Net issuances, dispositions and settlements	—	(5,911)	(5,911)
Transfers in and/or out of Level 3	(35)	—	(35)

Balance, September 30, 2008	$18,953	$153,362	$172,315

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        During the three months ended September 30, 2008, our liabilities measured at fair value on a recurring basis reflected as Level 3 increased, largely due to our classifying our CDS as Level 3 liabilities as a result of the reduction of liquidity in the capital markets that has resulted in a decrease in the observability of the significant inputs used in determining fair value.

        The table below sets forth a summary of changes in the fair value of our available for sale securities with significant valuation inputs classified as Level 3 for the nine months ended September 30, 2008.

	Available for Sale Securities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	CMBS	Non-Agency RMBS	Preferred Stock	Total
Balance, December 31, 2007	$399,410	$168,422	$732	$568,564
Total net gains/losses on securities still held at end of period:
Included in earnings—interest income	7,493	8,092	—	15,585
Included in earnings—impairments	(56,330)	(54,870)	(1,140)	(112,340)
Included in earnings—mark to market on available for sale securities	(188,099)	(79,906)	—	(268,005)
Included in earnings—other	—	(963)	—	(963)
Included in accumulated other comprehensive income (loss)	605	(321)	408	692
Total net gains/losses on securities disposed/redeemed during period:
Included in earnings—interest income	16	(42)	—	(26)
Included in earnings—realized gain (loss) on sale	(1,894)	—	—	(1,894)
Included in accumulated other comprehensive income (loss)	2	(15)	—	(13)
Net purchases, dispositions and settlements	(2,576)	(7,657)	—	(10,233)
Transfers in and/or out of Level 3	—	—	—	—

Balance, September 30, 2008	$158,627	$32,740	$—	$191,367

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our available for sale securities with significant valuation inputs classified as Level 3 for the three months ended September 30, 2008.

	Available for Sale Securities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	CMBS	Non-Agency RMBS	Preferred Stock	Total
Balance, beginning of period	$241,685	$54,127	$24	$295,836
Total net gains/losses on securities still held at end of period:
Included in earnings—interest income	1,365	1,572	—	2,937
Included in earnings—impairments	(17,843)	(9,009)	(24)	(26,876)
Included in earnings—mark to market on available for sale securities	(65,768)	(12,033)	—	(77,801)
Included in earnings—other	—	(410)	—	(410)
Included in accumulated other comprehensive income (loss)	(995)	(38)	—	(1,033)
Total net gains/losses on securities disposed/redeemed during period:
Included in earnings—interest income	—	—	—	—
Included in accumulated other comprehensive income (loss)	—	—	—	—
Net purchases, dispositions and settlements	183	(1,469)	—	(1,286)
Transfers in and/or out of Level 3	—	—	—	—

Balance, end of period	$158,627	$32,740	$—	$191,367

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

September 30, 2008

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

        The three approaches described within SFAS 157 are consistent with generally accepted valuation methodologies. While all three approaches are not applicable to all assets or liabilities accounted for at fair value, where appropriate and possible, one or more valuation techniques may be used. The selection of the valuation method(s) to apply considers the definition of an exit price and the nature of the asset or liability being valued and significant expertise and judgment is required. For assets and liabilities accounted for at fair value, excluding real estate held for sale, valuation techniques generally are a combination of the market and income approaches. Real estate held for sale valuation techniques generally combine income and cost approaches. For the nine months ended September 30, 2008, the application of valuation techniques applied to similar assets and liabilities has been consistent.

Fair Value on a Non-Recurring Basis

        Certain assets are measured at fair value on a non-recurring basis and are not included in the tables above. These assets include real estate loans and real estate loans held for sale that are reported at lower of cost or market and loans held for sale that initially were measured at cost and have been written down to fair value as a result of being designated for sale. The following table shows the hierarchy for those assets measured at fair value on a non-recurring basis as of September 30, 2008.

	Assets Measured at Fair Value on a Non-Recurring Basis Using Significant Unobservable Inputs (Level 3) as of September 30, 2008
Asset Description	Level 1	Level 2	Level 3	Total
Real estate loans	$—	$—	$2,700	$2,700
Real estate loans held for sale	—	—	20,375	20,375

Total assets at fair value	$—	$—	$23,075	$23,075

         Real estate loans—We had one real estate construction loan that is held for investment where an allowance for loan losses has been calculated based upon the fair value of the underlying collateral and by using a fundamental cash flow valuation analysis. The cash flow analysis includes cumulative loss assumptions derived from multiple inputs including estimates to complete the project, housing prices and other market data.

         Real estate loans held for sale—We designated two mezzanine loans as being held for sale as of September 30, 2008 as we have committed to sell them, or we have the intent and ability to sell them in the near future. The fair value of the two mezzanine loans held for sale was based on management's discounted cash flow analysis that utilized spreads supplied by dealers.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

Fair Value Option

        The following reflects the assets and liabilities accounted for under the fair value option and the change in fair value recorded in our consolidated statement of operations:

		Changes in Fair Values for the Nine Months Ended September 30, 2008, For Items Measured at Fair Value Pursuant to the Election of the Fair Value Option
	Fair Value Option September 30, 2008	Interest Income(1)	Net Mark to Market Adjustments on Available for Sale Securities	Net Mark to Market Adjustments on Collateralized Debt Obligations
Assets accounted for under the fair value option:
Available-for-sale securities:
CMBS	$121,093	$7,293	$(188,099)	$—
Non-Agency RMBS	18,097	5,446	(79,906)	—

	$139,190	$12,739	$(268,005)	$—

Liabilities accounted for under the fair value option:
Collateralized debt obligations	$153,362	$—	$—	$133,497

(1)
Represents accretion of net discount only.

		Changes in Fair Values for the Three Months Ended September 30, 2008, For Items Measured at Fair Value Pursuant to the Election of the Fair Value Option
	Fair Value Option September 30, 2008	Interest Income(1)	Net Mark to Market Adjustments on Available for Sale Securities	Net Mark to Market Adjustments on Collateralized Debt Obligations
Assets accounted for under the fair value option:
Available-for-sale securities:
CMBS	$121,093	$1,779	$(65,768)	$—
Non-Agency RMBS	18,097	1,145	(12,033)	—

	$139,190	$2,924	$(77,801)	$—

Liabilities accounted for under the fair value option:
Collateralized debt obligations	$153,362	$—	$—	$45,496

(1)
Represents accretion of net discount only.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        Total financial assets at fair value classified within Level 3 were $214,442 and $577,834 as of September 30, 2008 and January 1, 2008, respectively. Such amounts represent 36% and 23% of "Total assets" on the consolidated balance sheet as of September 30, 2008 and January 1, 2008, respectively. Excluding assets for which we do not bear economic exposure, Level 3 assets were 9% and 7% of "Total assets" as of September 30, 2008 and January 1, 2008, respectively.

        Total financial liabilities at fair value classified within Level 3 were $172,315 and $299,034 as of September 30, 2008 and January 1, 2008, respectively. Such amounts represent 29% and 13% of "Total liabilities" on the consolidated balance sheets as of September 30, 2008 and January 1, 2008, respectively.

        As of September 30, 2008, our CDO notes had a face value of $474,433 and fair value of $153,362.

4. AVAILABLE FOR SALE SECURITIES

        Our available for sale securities are carried at their estimated fair values. The amortized cost and estimated fair values of our available for sale securities as of September 30, 2008 are summarized as follows:

Security Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
CMBS	$157,733	$894	$—	$158,627
Non-Agency RMBS	32,574	166	—	32,740

Total	$190,307	$1,060	$—	$191,367

        We pledge our available for sale securities to secure our repurchase agreements, collateralized debt obligations and borrowings under our secured revolving credit facility. The fair value of the available for sale securities that we pledged as collateral as of September 30, 2008 is summarized as follows:

Pledged as Collateral:	September 30, 2008
For borrowings under repurchase agreements	$20,689
For borrowings under collateralized debt obligations	139,294

Total	$159,983

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

4. AVAILABLE FOR SALE SECURITIES (Continued)

        The aggregate estimated fair values, by underlying credit rating, of our available for sale securities as of September 30, 2008 was as follows:

	September 30, 2008
Security Rating	Estimated Fair Value	Percentage
AAA	$—	—%
AA	—	—
A	—	—
BBB	59,809	31.25
BB	51,818	27.08
B	33,756	17.64
CCC	13,995	7.31
CC	—	—
C	7,119	3.72
Not rated	24,870	13.00

Total	$191,367	100.00%

        The face amount and net unearned discount on our investments as of September 30, 2008 was as follows:

Description:	September 30, 2008
Face amount	$1,150,757
Net unearned discount	(960,450)

Amortized cost	$190,307

        For the three months ended September 30, 2008 and the three months ended September 30, 2007, net discount on available for sale securities accreted into interest income totaled $2,938 and $6,950, respectively. For the nine months ended September 30, 2008 and the nine months ended September 30, 2007, net discount on available for sale securities accreted into interest income totaled $15,181 and $14,880, respectively.

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

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

4. AVAILABLE FOR SALE SECURITIES (Continued)

        The following is a summary of our CMBS investments as of September 30, 2008:

						Weighted Average
		Gross Unrealized
	Amortized Cost			Estimated Fair Value		Book Yield	Market Yield(1)	Term (yrs)
Security Rating		Gains	Losses		Coupon
AAA	$—	$—	$—	$—	—%	—%	—%	—
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	56,408	—	—	56,408	5.52	25.49	25.14	8.12
BB	44,417	—	—	44,417	5.40	33.60	33.48	8.19
B	26,004	—	—	26,004	5.02	36.07	41.89	8.36
CCC	8,175	93	—	8,268	5.01	34.39	49.82	9.62
CC	—	—	—	—	—	—	—	—
C	373	33	—	406	4.47	39.48	78.75	6.69
Not rated	22,356	768	—	23,124	5.07	38.82	54.37	9.87

Total CMBS	$157,733	$894	$—	$158,627	5.22	31.90	35.90	8.51

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

        The following is a summary of our Non-Agency RMBS investments as of September 30, 2008:

						Weighted Average
		Gross Unrealized
	Amortized Cost			Estimated Fair Value		Book Yield	Market Yield(1)	Term (yrs)
Security Rating		Gains	Losses		Coupon
AAA	$—	$—	$—	$—	—%	—%	—%	—
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	3,390	11	—	3,401	4.74	50.31	143.36	3.76
BB	7,401	—	—	7,401	5.15	68.93	248.09	5.20
B	7,700	52	—	7,752	4.92	144.00	6,511.93	4.98
CCC	5,644	83	—	5,727	5.48	109.08	9,013.06	4.87
CC	—	—	—	—	—	—	—	—
C	6,701	12	—	6,713	6.38	124.73	1,150.84	4.56
Not rated	1,738	8	—	1,746	4.92	301.28	5,970.50	5.73

Total Non-Agency RMBS	$32,574	$166	$—	$32,740	5.47	115.57	3,743.72	4.84

(1)
Market yield is calculated on a non-loss adjusted basis (i.e., not taking into account assumed defaults).

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

4. AVAILABLE FOR SALE SECURITIES (Continued)

         Other Securities—We invested in the preferred stock of Millerton I CDO with an estimated fair value of less than $1 as of September 30, 2008, and the preferred stock of Millerton II CDO with an estimated fair value of less than $1 as of September 30, 2008. The preferred stock of Millerton I CDO was rated C and the preferred stock of Millerton II CDO was not rated at September 30, 2008.

         Unrealized Losses—We did not own any available for sale securities with unrealized losses as of September 30, 2008.

         Other Than Temporary Impairments—For the three months ended September 30, 2008, we recorded an impairment charge totaling $26,876 on 77 RMBS, 44 CMBS and one preferred stock investment, which was reclassified out of other comprehensive income. The impairment of 34 of the 77 RMBS and nine of the 44 CMBS, totaling $4,691 and $4,904, respectively, is attributed to the decline in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets. The impairment of the remaining 43 of the 77 RMBS, 35 of the 44 CMBS and the preferred stock investment, totaling $4,318, $12,940 and $24, respectively, is attributed to other than temporary declines in market values and is primarily a consequence of wider spreads affecting market values of the securities.

        For the three months ended September 30, 2007, we recorded an impairment charge totaling $81,293 on 102 RMBS, 16 CMBS, two Agency MBS and two preferred stock investments, which impairment charge was reclassified out of other comprehensive income. The impairment of 24 of the 102 RMBS and seven of the 16 CMBS, totaling $27,151 and $11,163, respectively, is attributed to the decline in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets. The impairment of the remaining 78 of the 102 RMBS and both of the preferred stock investments, totaling $30,640 and $3,162, respectively, is attributed to other than temporary declines in market values and is primarily a consequence of wider spreads affecting market values of the securities. The impairment of both of the Agency MBS and the remaining nine of the 16 CMBS, totaling $51 and $9,126, respectively, is a result of management's intent not to hold these securities (where cost exceeds market value) to recovery.

        For the nine months ended September 30, 2008, we recorded an impairment charge totaling $112,340 on 143 RMBS, 70 CMBS and two preferred stock investments, which impairment charge was reclassified out of other comprehensive income. The impairment of 80 of the 143 RMBS and 27 of the 70 CMBS, totaling $36,684 and $11,175, respectively, is attributed to the decline in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets. The impairment of the remaining 63 of the 143 RMBS, 43 of the 70 CMBS and both of the preferred stock investments, totaling $18,187, $45,155 and $1,140, respectively, is attributed to other than temporary declines in market values and is primarily a consequence of wider spreads affecting market values of the securities. At September 30, 2008, we still owned 128 of the investments that we impaired during 2008.

        For the nine months ended September 30, 2007, we recorded an impairment charge totaling $103,986 on 102 RMBS, 45 Agency MBS, 16 CMBS and two preferred stock investments, which impairment charge was reclassified out of other comprehensive income. The impairment of 20 of the

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

4. AVAILABLE FOR SALE SECURITIES (Continued)

102 RMBS and seven of the 16 CMBS, totaling $34,874 and $11,163, is attributed to the decline in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets. The impairment of the remaining 82 of the 102 RMBS and both of the preferred stock investments, totaling $36,282 and $3,162, respectively, is attributed to other than temporary declines in market values and is primarily a consequence of wider spreads affecting market values of the securities. The impairment of the remaining nine of the 16 CMBS and 45 Agency MBS, totaling $9,126 and $9,379, respectively, is a result of management's intent not to hold these securities (where cost exceeds market value) to recovery.

         Sale of Available for Sale Securities—During the nine months ended September 30, 2008, we sold 40 securities for proceeds of $475,888 and realized a gain of $2,477 and we sold 33 securities for proceeds of $702,469 and realized a loss of $6,291. During the nine months ended September 30, 2007, we sold 24 securities for proceeds of $697,849 and realized a gain of $2,332 and we sold 37 securities for proceeds of $792,588 and realized a loss of $3,517.

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

        A subordinated commercial real estate loan, which we refer to as a B Note, may be rated by at least one nationally recognized rating agency. A B Note is typically a privately negotiated loan that is secured by a first mortgage on a single large commercial property or group of related properties, and is subordinated to an A Note secured by the same first mortgage on the same property.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

5. REAL ESTATE LOANS AND REAL ESTATE LOANS HELD FOR SALE (Continued)

        The following is a summary of our real estate loans as of September 30, 2008 and December 31, 2007:

Loan Type	Number of Loans	Face Value	Carrying Value	Weighted Average Interest Rate		Maturity Range	Weighted Average Years to Maturity
September 30, 2008
Whole loans	1	$2,522	$2,509	5.73%		11/2009	1.2
Construction loans	1	14,602	2,700	—	(1)	11/2008	0.1
Mezzanine loans	1	5,860	5,860	11.49		10/2008	0.1

	3	$22,984	$11,069	9.76	(1)	10/2008 – 11/2009	0.2

December 31, 2007
Whole loans	14	$116,559	$118,015	5.73%		11/2009 – 8/2016	7.4
Construction loans	2	25,370	20,872	12.49		5/2008 – 7/2008	0.4
Mezzanine loans	3	31,923	31,893	9.78		10/2008 – 8/2016	7.1

	19	$173,852	$170,780	7.46		5/2008 – 8/2016	6.3

(1)
This construction loan bears interest at 16.00%, but we have placed it on non-accrual status and accordingly, do not include it in the calculation of the weighted average interest rate.

        The carrying values of our real estate loans as of September 30, 2008 and December 31, 2007 include unamortized underwriting fees of $13 and $192, respectively.

        In 2005, we originated a $9,450 mezzanine construction loan to develop luxury residential condominiums in Portland, Oregon. In September 2007, we entered into an agreement with the borrower and the senior lender to increase both the mezzanine construction loan and the senior loan that required additional capital contributions from the project equity holder to cover the remaining costs to complete the project. The mezzanine construction loan bears interest at an annual rate of 16% and had an original maturity date of November 2007, which was subsequently extended until May 2008. Under the amended agreement governing the terms of the loan, interest on the loan was paid in cash through March 2006, was capitalized through September 2007 and was contracted to be paid in cash through May 2008 under the terms of the amendment. The loan was in technical default as of January 1, 2008 and was placed on non-accrual status at such date, and we have received no interest payments during the nine months ended September 30, 2008 on the loan. We made additional advances during the three and nine months ended September 30, 2008 totaling $757 and $860, respectively.

        In May 2008, the senior and mezzanine construction loans were further amended to further extend the maturity date to November 1, 2008 and to limit the borrower's exposure under a personal guaranty established in connection with the original loan agreements if the borrower makes additional equity contributions totaling $1,500 and finishes construction of the remaining townhome units. In addition, the borrower surrendered all decision-making authority (including the authority to establish the prices at which the remaining units are marketed and sold) to the senior and mezzanine lenders. Our maximum exposure to loss under this agreement as of September 30, 2008 totaled $2,700.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

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

        We have evaluated the financial merits of the project by reviewing the projected unit sales and estimated construction costs and evaluating other collateral available to us (and the expected cost of realizing any recovery on that collateral) under the terms of the loan. We believe that it is probable that we will not recover the entire loan balance, including the capitalized interest, through the satisfaction of future cash flows from sales and other available collateral. Accordingly, based on our analysis, we recorded a provision for loan loss of $4,500 related to this loan during the year ended December 31, 2007 and additional provisions for loan loss of $4,401 and $7,431 related to this loan during the three months ended September 30, 2008 and the nine months ended September 30, 2008, respectively, due to the failure of the closure of pending condominium sales, combined with currently declining condominium sale prices in the Portland, Oregon area. We will continue to monitor the status of this loan. However, housing prices, in particular condominium prices, may continue to fall, unit sales may continue to lag projections and construction costs may continue to increase, all of which may increase the risk that we will realize additional losses on this loan. No assurance can be given that we will not be required to record additional loan loss reserves with respect to this loan in the future depending on the borrower's ability to complete the project without additional cost overruns. In addition, no assurance can be given that the borrower will be able to repay or refinance the senior loan upon its maturity, in which case, the senior lender may pursue any of its available remedies, including foreclosure, which could cause us to incur additional losses on our loan. In the event that we determine that it is probable that we will not be able to recover the current carrying value of this loan, additional loan loss reserves will be recorded.

        Currently, the projected total costs to complete the project have increased from $41,400 to $59,863, including capitalized interest. As of September 30, 2008, of the 70 units available, 37 units have been sold.

Real Estate Loans Held for Sale

        As of September 30, 2008, we have committed to sell, or we have the intent and ability to sell in the near future, certain of our real estate loans and therefore, we have classified them as held for sale. The following is a summary of our real estate loans held for sale as of September 30, 2008:

Loan Type	Number of Loans	Face Value	Carrying Value	Weighted Average Interest Rate	Maturity Range	Weighted Average Years to Maturity
September 30, 2008
Mezzanine loans	2	$26,063	$20,375	8.83%	2/2016 – 8/2016	7.8

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

5. REAL ESTATE LOANS AND REAL ESTATE LOANS HELD FOR SALE (Continued)

        For the three months ended September 30, 2008 and the nine months ended September 30, 2008, we recorded a loan loss of $4 and $13,419, respectively, on our consolidated statement of operations relating to real estate loans that are held for sale.

        During the nine months ended September 30, 2008, we sold 13 whole loans that previously had been designated for sale for proceeds of $105,362 and realized a loss of $1,137. We recorded a loan loss provision of $7,757 in connection with these loans for the nine months ended September 30, 2008.

        The maturities of our real estate loans, including those held for sale, as of September 30, 2008 are as follows: $2,700 in 2008, $8,381 in 2009, $0 in 2010, $128 in 2011, $236 in 2012 and $25,699 thereafter.

        At September 30, 2008, we pledged some of our real estate loans, including those held for sale, to secure our secured revolving credit facility. The fair value of the real estate loans, including those held for sale, that we pledged as collateral as of September 30, 2008 was $26,050.

6. COMMERCIAL REAL ESTATE

        The components of commercial real estate as of September 30, 2008 are as follows:

September 30, 2008
Land	$17,428
Buildings and improvements	222,045

Commercial properties	239,473
Less: Accumulated depreciation	(9,588)

Total	$229,885

        The depreciation expense related to commercial real estate included in the operating results for the nine months ended September 30, 2008 and 2007 was $4,879 and $3,084, respectively. The depreciation expense related to commercial real estate included in the operating results for the three months ended September 30, 2008 and 2007 was $1,626 and $1,467, respectively.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

6. COMMERCIAL REAL ESTATE (Continued)

        The following is a schedule of future minimum rent payments to be received under the leases at the three properties owned:

Rent Payments
Remainder of 2008	$2,792
2009	11,373
2010	11,600
2011	11,832
2012	12,068
Thereafter	126,461

7. OTHER INVESTMENTS

        The components of other investments as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
Investment in trust preferred securities	$1,550	$1,550
Interest in equity investment	—	36,211

Total other investments	$1,550	$37,761

        The interest in equity investment represented an investment in a private equity fund that invests in real estate investments. The fund is managed by an affiliate of our Manager and the investment was approved by the independent members of our board of directors. In March 2008, we sold our interest in the fund to an affiliate of our Manager and incurred no gain or loss. The sale was approved by the independent members of our board of directors. As of September 30, 2008, we had no further capital commitment to the private equity fund. Distributions from the fund totaled $426 and $7,631 for the nine months ended September 30, 2008 and 2007, respectively. Distributions from the fund totaled $0 and $4,499 for the three months ended September 30, 2008 and 2007, respectively. Income from the

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

7. OTHER INVESTMENTS (Continued)

interest in equity investment for the three and nine months ended September 30, 2008 and 2007 can be broken down in the following components:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Income from equity investment before management and promote fees	$—	$929	$123	$2,989
Management fee	—	15	(30)	(215)
Promote fee	—	(203)	(133)	(595)

Income (loss) from equity investment	$—	$741	$(40)	$2,179

8. INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES

        The intangible assets and liabilities arose on the acquisition of the commercial real estate properties in March 2007 and September 2007. As of September 30, 2008, the components of intangible assets are as follows:

	September 30, 2008	Weighted Average Life (Years)
Lease origination costs	$82,228	13.3
Below-market ground lease	2,919	57.5
Mineral rights	303

Total	85,450
Less: Accumulated amortization	(8,501)

Intangible assets	$76,949

        The amortization of lease origination costs for the nine months ended September 30, 2008 and 2007 was $4,188 and $2,841, respectively, and is included in depreciation and amortization expense. The amortization of lease origination costs for the three months ended September 30, 2008 and 2007 was $1,396 and $1,348, respectively, and is included in depreciation and amortization expense. The amortization of a below-market ground lease, which is included in commercial real estate expenses, for the nine months ended September 30, 2008 and 2007 was $37 and $26, respectively. The amortization of a below-market ground lease, which is included in commercial real estate expenses, for the three months ended September 30, 2008 and 2007 was $13 and $12, respectively. The estimated amortization of these intangible assets is $5,633 per year for each of the next five years.

        Below market leases, net of amortization, which are classified as intangible liabilities, are $73,635 as of September 30, 2008. The amortization of intangible liabilities included in rental income for the nine months ended September 30, 2008 and 2007 was $4,110 and $2,687, respectively. The amortization

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

8. INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES (Continued)

of intangible liabilities included in rental income for the three months ended September 30, 2008 and 2007 was $1,370 and $1,277, respectively. The estimated amortization is $5,480 per year for each of the next five years.

9. DEBT AND OTHER FINANCING ARRANGEMENTS

        The following is a summary of our debt as of September 30, 2008 and December 31, 2007:

Type of Debt:	September 30, 2008	December 31, 2007
Repurchase agreements	$8,335	$1,276,121
Collateralized debt obligations (fair value at September 30, 2008; cost at December 31, 2007)	153,362	486,608
Senior mortgage-backed notes, related party	—	99,815
Junior subordinated notes held by trust that issued trust preferred securities	51,550	51,550
Mortgages payable	219,380	219,380
Secured revolving credit facility, related party	41,420	67,319

Total Debt	$474,047	$2,200,793

         Repurchase Agreements—As of September 30, 2008, we had entered into master repurchase agreements with various counterparties to finance certain MBS assets on a short term basis. Under these agreements, we sell our assets to the counterparties and agree to repurchase those assets on a certain date at a repurchase price generally equal to the original sales price plus accrued interest. The counterparties will purchase each asset financed under the facility at a percentage of the asset's value on the date of origination, which is the purchase rate, and we will pay interest to the counterparty at short term interest rates (usually based on one-month LIBOR) plus a pricing spread. We have agreed to a schedule of purchase rates and pricing spreads with these counterparties that generally are based upon the class and credit rating of the asset being financed. The facilities are recourse to us. For financial reporting purposes, we characterize all of the borrowings under these facilities as balance sheet financing transactions.

        Under the repurchase agreements, we are required to maintain adequate collateral with these counterparties. If the market value of the collateral we have pledged declines, then the counterparty may require us to provide additional collateral to secure our obligations under the repurchase agreement. As of September 30, 2008, we were required to provide additional collateral in the amount of $503, which is included in restricted cash on the balance sheet.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

        As of September 30, 2008, we had repurchase agreements outstanding in the amount of $8,335 with a weighted average borrowing rate of 4.64%. As of September 30, 2008, the repurchase agreements had remaining weighted average maturities of 17 days and are summarized below:

Repurchase Counterparty	Outstanding Balance	Fair Value of Collateral	Weighted Average Borrowing Rate	Maturity Range (days)
JPMorgan Chase Bank	$6,878	$16,641	4.42%	15
Morgan Stanley & Co., Incorporated	1,457	4,551	5.71%	27

Total	$8,335	$21,192	4.64%	15 – 27

        As of September 30, 2008, the maturity ranges of our outstanding repurchase agreements segregated by our available for sale securities are as follows:

	Up to 30 days	31 to 90 days	Over 90 days	Total
CMBS	$8,335	$—	$—	$8,335

Total	$8,335	$—	$—	$8,335

         Collateralized Debt Obligations—In November 2005, we issued approximately $377,904 of CDOs ("CDO I") through two newly-formed subsidiaries, Crystal River CDO 2005-1, Ltd. (the "2005 Issuer") and Crystal River CDO 2005-1 LLC (the "2005 Co-Issuer"). CDO I consists of $227,500 of investment grade notes and $67,750 of non-investment grade notes, each with a final contractual maturity date of March 2046, which were co-issued by the 2005 Issuer and the 2005 Co-Issuer, and $82,654 of preference shares, which were issued by the 2005 Issuer. We retained all of the non-investment grade securities, the preference shares and the common shares in the 2005 Issuer. The 2005 Issuer holds assets, consisting primarily of whole loans, CMBS and RMBS, which serve as collateral for CDO I. Investment grade notes in the aggregate principal amount of $217,500 were issued with floating coupons with a combined weighted average interest rate of three-month LIBOR plus 0.58% and these notes were hedged at an annual rate of 5.068% to protect CDO I from increases in short-term interest rates. In addition, $10,000 of investment grade notes were issued with a fixed coupon rate of 6.02%. CDO I may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of CDO I. Thereafter, CDO I's securities will be retired in sequential order from the senior-most to junior-most as loans are repaid. We incurred approximately $5,906 of issuance costs, which is amortized over the average life of CDO I. The 2005 Issuer and 2005 Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. As of September 30, 2008, CDO I was collateralized by available for sale securities with fair values of $41,519 and the fair value of the investment grade notes that it issued that

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

are held by third parties was $39,470 ($149,521 par amount). As of January 1, 2008, we elected the fair value option under SFAS 159 for our collateralized debt obligations.

        In January 2007, we issued approximately $390,338 of CDOs ("CDO II") through two newly-formed subsidiaries, Crystal River Capital Resecuritization 2006-1 Ltd. (the "2006 Issuer") and Crystal River Capital Resecuritization 2006-1 LLC (the "2006 Co-Issuer"). CDO II consists of $324,956 of investment grade notes and $14,638 of non-investment grade notes, each with a final maturity date of September 2047, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $19,517 of non-investment grade notes and $31,227 of preference shares, which were issued by the 2006 Issuer. The 2006 Issuer initially held cash totaling $58,600 that was designated for the future funding of additional investments, all of which was invested during 2007. We retained all of the non-investment grade securities, the preference shares and the common shares in the 2006 Issuer. The 2006 Issuer holds assets, consisting of CMBS, which serve as collateral for CDO II. Investment grade notes in the aggregate principal amount of $324,956 were issued with floating coupons with a combined weighted average interest rate of one-month LIBOR plus 0.57% and these notes were hedged at an annual rate of 4.955% to protect CDO II from increase in short-term interest rates. We incurred approximately $6,006 of issuance costs, which is being amortized over the average life of CDO II. The 2006 Issuer and the 2006 Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. As of September 30, 2008, CDO II was collateralized by available for sale securities with a fair value of $97,775 and the fair value of the investment grade notes that it issued that are held by third parties was $113,892 ($324,911 par amount). As of January 1, 2008, we elected the fair value option under SFAS 159 for our collateralized debt obligations.

         Senior Mortgage-Backed Notes, Related Party—In April 2007, we issued $115,000 of senior mortgage-backed notes through a newly-formed subsidiary, CRZ ABCP Financing LLC. We retained $9,250 of senior subordinated mortgage-backed notes and $4,250 of subordinated mortgage-backed notes. CRZ ABCP Financing LLC holds assets, consisting of commercial whole mortgage loans, which serve as collateral for the mortgage-backed notes. Senior mortgage-backed notes in the aggregate principal amount of $101,500 were issued to an affiliate of our Manager with floating coupons with an interest rate of three-month LIBOR plus 0.35%. The holder of the senior mortgage-backed notes has the ability to charge us to the extent that its cost of funding exceeds the interest rate paid on the senior mortgage-backed notes. Interest on the senior mortgage-backed notes is payable monthly. The senior mortgage-backed notes mature in April 2017 and the outstanding principal is due at maturity. Early repayments or sales of the underlying mortgage loans require repayment of a portion of the senior mortgage-backed notes. The senior mortgage-backed notes are treated as a secured financing, and are non recourse to us. We incurred financing costs of $611, which have been deferred and are being amortized over the term of the senior mortgage-backed notes. During the three months ended September 30, 2008 and the nine months ended September 30, 2008, we expensed $133 and $543, respectively, of deferred financing costs in connection with our redemption of the senior mortgage-backed notes (see below), which is recorded in other expenses on our statements of operations.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

        During the three months ended September 30, 2008 and the nine months ended September 30, 2008, CRZ ABCP Financing LLC sold two and 13 commercial whole mortgage loans, respectively, that previously had been designated for sale, for proceeds totaling $27,130 and $105,362, respectively (see Note 5). In connection with the sale of 11 of the 13 loans, we entered into a yield maintenance agreement that required that $4,096 of sale proceeds serve as collateral to protect the buyer against potential prepayments of those 11 real estate loans. The agreement provides that a proportionate share of the collateral will be released quarterly to either the buyer or us contingent on whether any prepayments are made by the respective borrowers of those 11 real estate loans. Proceeds totaling $105,568 (including accrued interest of $206) from the sale of the 13 real estate loans were used to redeem $95,397 of outstanding principal of Class A senior mortgage-backed notes held by an affiliate of our Manager, establish a yield maintenance account in the amount of $4,096 (see Note 10), terminate $107,920 notional amount of interest rate swaps within CRZ ABCP Financing LLC at a cost of $4,126 and pay closing costs of $169. In addition, during June 2008, we made an additional capital contribution of $3,000 to CRZ ABCP Financing LLC, which was used to further reduce the balance of the Class A senior mortgage-backed notes.

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

         Revolving Credit Facility—In August 2007, we entered into a $100,000 unsecured 364-day credit facility with Brookfield US Corporation (f/k/a Brascan (U.S.) Corp.), an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100,000 in the aggregate and expires in May 2009. In March 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth (as defined in the facility) and to eliminate the financial covenants relating to minimum net income (as defined in the facility), a maximum leverage ratio and interest rate sensitivity. In August 2008, we and Brookfield US Corporation further amended the terms of the facility, effective as of June 30, 2008, to revise the financial covenant relating to minimum net worth such that after giving effect to the amendment, we are required to maintain a minimum net worth of $40,000 (as of September 30, 2008, our net worth, as defined in the facility, was $53,300). The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendments were approved by the independent members of our board of directors. The credit agreement contains customary representations, warranties and covenants, including covenants limiting dividends, liens, mergers, asset sales and other fundamental changes. In addition, the credit agreement contains additional covenants, which include maintaining a certain minimum net worth. We incurred financing costs of $8, which have been deferred and are being amortized over the term of the secured revolving credit facility.

         Restrictive Covenants and Maturities—Certain of our repurchase agreements and our revolving credit facility contain financial covenants, including maintaining our REIT status and maintaining a specific net asset value or worth. We were in compliance with all of such financial covenants as of December 31, 2007 and as of September 30, 2008.

         Interest Expense—Interest expense is comprised of the following:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Interest on repurchase agreements	$138	$30,867	$12,589	$97,029
Interest on interest rate swap agreements	579	(3,452)	1,581	(8,058)
Interest on CDO notes	3,929	7,795	13,716	22,338
Interest on senior mortgage-backed notes, related party	29	1,504	1,687	2,654
Interest on mortgages payable	3,131	2,682	9,323	5,880
Interest on junior subordinated notes	989	990	2,969	2,089
Interest on secured revolving credit facility, related party	486	—	2,182	—
Amortization of deferred financing costs	21	1,170	255	2,455
Other	—	364	—	831

Total interest expense	$9,302	$41,920	$44,302	$125,218

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

        Interest payable is comprised of the following:

	September 30, 2008	December 31, 2007
Interest on repurchase agreements	$15	$6,662
Interest on CDO notes	656	1,216
Interest on senior mortgage-backed notes, related party	—	224
Interest on mortgages payable	1,021	223
Interest on junior subordinated notes	671	671
Interest on secured revolving credit facility, related party	94	260

Total interest payable	$2,457	$9,256

10. COMMITMENTS AND CONTINGENCIES

        We invest in real estate construction loans. During the nine months ended September 30, 2008, we made advances of $860 under these commitments. As of September 30, 2008, we had no unfunded commitments to fund any real estate loans.

        In January 2007, we made a $28,462 investment in a private equity fund that invests in real estate investments. The fund is managed by an affiliate of our Manager and the investment was approved by the independent members of our board of directors. In connection with that investment, we agreed to a future capital commitment of $10,392. Certain distributions from the private equity fund may be recalled by the fund's manager for reinvestment purposes. During March 2008, we sold our investment in the private equity fund to an affiliate of our Manager and the purchaser of our investment assumed our unfunded capital commitment. Accordingly, as of September 30, 2008, we had no further commitment with respect to this investment.

        In June 2008, we sold 11 whole loans to a third party (See Note 5). In connection with the sale, we entered into a yield maintenance agreement which serves to protect the buyer against potential prepayments of those 11 whole loans. In accordance with the agreement, we deposited $4,096 into a restricted trust account to serve as collateral for the potential loss contingency. The agreement provides for the quarterly release to either the buyer or us of a proportionate share of the collateral contingent on any prepayments of the 11 whole loans. Our maximum loss contingency under this agreement totaled $4,096. As of September 30, 2008, we had an accrued loss contingency totaling $950 based on assumptions developed by management relating to the timing and value of expected prepayments on the 11 loans. The loss contingency is recorded as additional realized loss on the sale of real estate loans in our statement of operations.

11. RISK MANAGEMENT TRANSACTIONS

        Our objectives in using derivatives include reducing our exposure to interest expense movements through our use of interest rate swaps, reducing our exposure to foreign currency movements through

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

11. RISK MANAGEMENT TRANSACTIONS (Continued)

our use of foreign currency swaps, and generating additional yield for investing through our use of credit default swaps.

        The fair value of our derivatives as of September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
Derivative Assets:
Interest rate swaps	$—	$370
Interest rate caps	—	16
Interest receivable—swaps	5	174

Total derivative assets	$5	$560

Derivative Liabilities:
Interest rate swaps	$13,175	$24,736
Credit default swaps	18,756	32,908
Interest payable—swap	192	4,085
Other	197	—

Total derivative liabilities	$32,320	$61,729

        The notional amount of our interest rate swap open positions and interest rate cap open positions as of September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007
Interest rate swaps on reverse repurchase agreements	$—	$479,388
Interest rate caps on reverse repurchase agreements	—	200,000
Interest rate swaps on mortgage-backed notes	—	109,045
Interest rate swaps on CDO I notes	47,189	50,413
Interest rate swaps on CDO II notes	240,467	240,467

	$287,656	$1,079,313

        As of September 30, 2008 and December 31, 2007, we had unhedged repurchase agreements totaling $8,335 and $596,733, respectively. In addition, we had unhedged liabilities under our secured revolving credit facility totaling $41,420 and $0 as of September 30, 2008 and December 31, 2007, respectively.

        The change in unrealized gains (loss) on interest rate swaps and caps designated as cash flow hedges is separately disclosed in the statement of changes in stockholders' equity. As of September 30, 2008 and September 30, 2007, unrealized losses aggregating $11,007 and $4,686, respectively, on active cash flow hedges were recorded in accumulated other comprehensive income (loss). The net unamortized deferred gains (losses) on settled and unsettled swaps as of September 30, 2008 and 2007 was $(11,007) and $68, respectively, and is being amortized into earnings through interest expense.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

11. RISK MANAGEMENT TRANSACTIONS (Continued)

        As a result of the sale of our Agency MBS portfolio and related repayment of our repurchase agreements, we determined that it was no longer probable that the future repurchase agreements that certain of our interest rate swaps were hedging would occur. As a result, we reclassified $9,666 of realized and unrealized loss out of accumulated other comprehensive income (loss) into realized and unrealized gain (loss) on derivatives in the consolidated statement of operations.

        For the nine months ended September 30, 2008 and 2007 and for the three months ended September 30, 2008 and 2007, the amount of net realized gains (losses) on settled and active swaps amortized from accumulated other comprehensive income (loss) into earnings was $(1,025), $1,716, $(580) and $894, respectively.

        The components of net realized and unrealized loss on derivatives are as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Realized/unrealized losses on credit default swaps ("CDS")	$(177)	$(25,090)	$(16,097)	$(33,435)
Realized/unrealized gains (losses) on foreign currency swaps ("FCS")	—	301	—	(5,149)
Unrealized gains (losses) on hedge ineffectiveness	—	60	(10,789)	770
Unrealized gains (losses) on economic hedges not designated for hedge accounting	(3,333)	(3,619)	3,486	(3,363)
Net realized losses on settlement of interest rate swaps	(2,651)	—	(20,994)	(182)
Premium earned on CDS	83	825	367	1,724
Swap transaction expense	(74)	(121)	(156)	(359)

Net realized and unrealized losses on derivatives	$(6,152)	$(27,644)	$(44,183)	$(39,994)

        As of September 30, 2008 and December 31, 2007, we were required to provide collateral in respect of our interest rate swaps in the amount of $0 and $18,276, respectively, which is included in restricted cash on the balance sheet.

        The maturities of the notional amounts of our interest rate swaps outstanding as of September 30, 2008 are as follows: $47,189 in 2013 and $240,467 in 2018.

        As of September 30, 2008 and December 31, 2007, we held various credit default swaps, as the protection seller, with notional amounts (maximum exposure to loss) of $20,000 and $75,000, respectively. A credit default swap is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard CDS contract, one party, referred to as the protection buyer, purchases credit default protection from another party, referred to as the protection seller, for a specific notional amount of obligations of a reference entity.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

11. RISK MANAGEMENT TRANSACTIONS (Continued)

In these transactions, the protection buyer pays a premium to the protection seller. The premium generally is paid monthly in arrears, but may be paid in full up front in the case of a CDS with a short maturity. Generally, if a credit event occurs during the term of the CDS, the protection seller pays the protection buyer the notional amount and takes delivery of the reference entity's obligation. CDS are generally unconditional, irrevocable and non-cancelable. During the nine months ended September 30, 2008, we closed out six CDS on single names in an aggregate notional amount of $55,000, with a realized loss of approximately $30,249, of which $19,780 was accrued in 2007 as an unrealized loss. As of September 30, 2008, we had posted cash of $19,647 as collateral in connection with our single name CDS, which is included in restricted cash on the balance sheet.

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

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

12. STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE PLAN (Continued)

        During the nine months ended September 30, 2008, we issued 2,000 shares of restricted common stock to an independent member of our board of directors. In addition, during the nine months ended September 30, 2008, we also issued 57,859 deferred stock units and restricted stock units to certain independent members of our board of directors. Of these amounts, 44,195 deferred stock units and restricted stock units and 2,000 shares of restricted common stock were issued in lieu of cash remunerations. These independent members of our board of directors fully vested in the deferred stock units at the date of grant.

        For the nine months ended September 30, 2008 and 2007 and the three months ended September 30, 2008 and 2007, $5, $564, $3 and $80, respectively, was expensed relating to the amortization of the restricted stock and the stock options. For the nine months ended September 30, 2008 and 2007 and the three months ended September 30, 2008 and 2007, $271, $368, $61 and $116, respectively, was expensed relating to the amortization of deferred stock units.

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

        Accumulated other comprehensive loss as of September 30, 2008 and December 31, 2007 was comprised of the following:

	September 30, 2008	December 31, 2007
Net unrealized gains on available for sale securities	$836	$9,737
Net realized and unrealized losses on interest rate swap and cap agreements accounted for as cash flow hedges	(11,007)	(25,218)

Total accumulated other comprehensive loss	$(10,171)	$(15,481)

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

12. STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE PLAN (Continued)

        Total comprehensive loss totaled $262,989, $198,469, $57,195 and $159,885 for the nine months ended September 30, 2008 and 2007 and for the three months ended September 30, 2008 and 2007, respectively.

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

        As of September 30, 2008, the mortgage loans in the underlying collateral pools for all securities we owned were secured by properties predominantly in California (13.6%), New York (12.7%), Texas (12.1%), Arizona (9.9%) and Florida (5.4%). All other states or countries comprise individually less than 5% as of September 30, 2008.

14. RELATED PARTY TRANSACTIONS

        We have entered into a management agreement, as amended (the "Agreement"), with our Manager. The initial term of the Agreement expires in December 2008. After the initial term, the Agreement will be automatically renewed for a one-year term each anniversary date thereafter unless we or our Manager terminate the Agreement. We and our Manager have agreed to renew the Agreement for the 2009 year. The Agreement provides that our Manager will provide us with investment management services and certain administrative services and will perform our day-to-day operations. The monthly base management fee for such services is equal to 1.5% of one-twelfth of our equity, as defined in the Agreement, payable in arrears.

        In addition, under the Agreement, our Manager earns a quarterly incentive fee equal to 25% of the amount by which the quarterly net income per share, as defined in the Agreement (which principally excludes the effect of stock compensation and the unrealized change in derivatives), exceeds an amount equal to the product of the weighted average of the price per share of the common stock we issued in the Private Offering and in the Public Offering and the price per share of common stock in any subsequent offerings by us, multiplied by the higher of (i) 2.4375% or (ii) 25% of the then applicable 10 year Treasury note rate plus 0.50%, multiplied by the then weighted average number of outstanding shares for the quarter. The incentive fee is paid quarterly. The Agreement provides that 10% of the incentive management fee is to be paid in shares of our common stock (providing that such payment does not result in our Manager owning directly or indirectly more than 9.8% of our issued and outstanding common stock) and the balance is to be paid in cash. Our Manager may, at its sole discretion, elect to receive a greater percentage of its incentive management fee in shares of our common stock. The incentive management fees included in our consolidated statements of operations that were incurred during the nine months ended September 30, 2008 and 2007 and the three months

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

14. RELATED PARTY TRANSACTIONS (Continued)

ended September 30, 2008 and 2007 were $0, $124, $0 and $0, respectively. In accordance with the Agreement, we issued to our Manager shares of our common stock in respect of 10% of such incentive management fees, which totaled 445 shares for the nine months ended September 30, 2007.

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

        We issued to our Manager 84,000 shares of our restricted common stock and granted options to purchase 126,000 shares of our common stock for a 10 year period at a price of $25 per share in March 2005. We issued to one of our executive officers 30,000 shares of restricted common stock in March 2006. 10,000 of such shares vested on March 15, 2007 and the remaining 20,000 shares were forfeited in April 2007 when the executive officer to whom such shares were issued resigned from his position with us. We issued to one of our directors 2,000 shares of restricted stock in November 2006 and 2,000 shares of restricted stock in May 2007, both of which vested on the first anniversary of their date of issuance. For the nine months ended September 30, 2008 and 2007 and for the three months ended September 30, 2008 and 2007, the base management expense was $1,355, $5,097, $243 and $1,365, respectively. Included in the management fee expense for the nine months ended September 30, 2008 and 2007 and for the three months ended September 30, 2008 and 2007 is $(27), $500, $0 and $51, respectively, of amortization of stock-based compensation related to restricted stock and options granted. For management fees earned during the nine months ended September 30, 2008, we issued to our Manager 68,338 shares of common stock on May 2, 2008; 99,998 shares of common stock on August 6, 2008; and 29,969 shares of common stock on October 31, 2008.

        The Agreement provides that we are required to reimburse our Manager for certain expenses incurred by our Manager on our behalf provided that such costs and reimbursements are no greater than that which would be paid to outside professionals or consultants on an arm's length basis. For the nine months ended September 30, 2008 and 2007 and the three months ended September 30, 2008 and 2007, we were not charged any reimbursable costs by our Manager.

        In January 2007, we purchased a $28,462 investment in BREF One, LLC (the "Fund"), a real estate finance fund sponsored by Brookfield Asset Management, and incurred a $10,392 unfunded capital commitment to the Fund. The acquisition was made from two subsidiaries of Brookfield Asset Management. During the nine months ended September 30, 2008, we sold our interest in the Fund to an affiliate of our Manager and the purchaser assumed our unfunded capital commitment. In addition, loss from the equity investment in the Fund for the nine months ended September 30, 2008 was $40.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

14. RELATED PARTY TRANSACTIONS (Continued)

        In April 2007, we issued $115,000 of senior mortgage-backed notes through a newly-formed subsidiary, CRZ ABCP Financing LLC. We retained $9,250 of senior subordinated mortgage-backed notes and $4,250 of subordinated mortgage-backed notes. CRZ ABCP Financing LLC held assets, consisting of 13 commercial whole mortgage loans, which served as collateral for the mortgage-backed notes. Senior mortgage-backed notes in the aggregate principal amount of $101,500 were issued to an affiliate of our Manager with floating coupons with an interest rate of three-month LIBOR plus 0.35%. Interest on the senior mortgage-backed notes is payable monthly. The senior mortgage-backed notes had a maturity of April 2017 and the outstanding principal was due at maturity. Early repayments of the underlying mortgage loans required repayment of a portion of the senior mortgage-backed notes. The senior mortgage-backed notes were treated as a secured financing, and were non recourse to us. Proceeds from the sale of the senior mortgage-backed notes issued were used to repay outstanding debt under our repurchase agreements. During the nine months ended September 30, 2008, CRZ ABCP Financing LLC sold 13 commercial whole mortgage loans that previously had been designated for sale for proceeds of $105,362. The net proceeds of $101,334 were used to repay the senior mortgage-backed notes that were held by an affiliate of our Manager. In addition, during June 2008, we made an additional capital contribution of $3,000 to CRZ ABCP Financing LLC, which was used to further reduce the balance of the Class A senior mortgage-backed notes. As of September 30, 2008, we did not have any senior mortgage-backed notes outstanding.

        In August 2007, we entered into a $100,000 unsecured 364-day credit facility with Brookfield US Corporation (f/k/a Brascan (U.S.) Corp.), an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100,000 in the aggregate and expires in May 2009. In March 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth (as defined in the facility) and to eliminate the financial covenants relating to minimum net income (as defined in the facility), a maximum leverage ratio and interest rate sensitivity. In August 2008, we and Brookfield US Corporation further amended the terms of the facility, effective as of June 30, 2008, to revise the financial covenant relating to minimum net worth such that after giving effect to the amendment, we are required to maintain a minimum net worth of $40,000 (as of September 30, 2008, our net worth, as defined in the facility, was $53,300). The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendments were approved by the independent members of our board of directors. The credit agreement contains customary representations, warranties and covenants, including covenants limiting dividends, liens, mergers, asset sales and other fundamental changes. In addition, the credit agreement contains additional covenants, which include maintaining a certain minimum net worth. We incurred financing costs of $8, which have been deferred and are being amortized over the term of the secured revolving credit facility.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

14. RELATED PARTY TRANSACTIONS (Continued)

        The following amounts from related party transactions are included in our consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Interest income from real estate loans to related parties	$—	$310	$—	$1,517
Interest expense on indebtedness to related parties	(515)	(1,818)	(3,869)	(5,937)
Interest income from rent enhancement receivables from related parties	216	172	674	365
Income (loss) from equity investment in private investment fund managed by related party	—	741	(40)	2,179

        The following amounts from related party transactions are included in our consolidated balance sheets as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Interest payable on indebtedness to related parties	$94	$484
Rent enhancement receivable from related parties	14,451	16,311
Investment in private investment fund managed by related party	—	36,211
Senior mortgage-backed notes, related party	—	99,815
Secured revolving credit facility, related party	41,420	67,319

        We and our Manager have entered into sub-advisory agreements with other affiliated entities and the fees payable under such agreements will be paid from any management fees earned by our Manager. In addition, certain of these affiliated sub-advisory entities introduced investments to us for purchase that we acquired for a total of $0 and $289,009 during the nine months ended September 30, 2008 and 2007, respectively. The purchase price of three commercial real estate properties that we purchased during the nine months ended September 30, 2007 from an affiliate of our Manager, at a total cost of $260,543, were determined as part of a competitive bid process, and the purchase price of our investment in a private equity fund managed by an affiliate of our Manager, at a total initial cost of $28,462, was acquired at its book value assuming hypothetical liquidation. All such acquisitions were approved in advance by the independent members of our board of directors.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

15. EARNINGS PER SHARE

        The following table sets forth the calculation of Basic and Diluted EPS for the nine months ended September 30, 2008 and 2007 (in thousands, except share and per share amounts):

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Net Loss	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Loss	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic EPS:
Net loss per share of common stock	$(269,969)	24,813,649	$(10.88)	$(95,464)	25,023,058	$(3.82)
Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	—		—	—

Diluted EPS:
Net loss per share of common stock and assumed conversions	$(269,969)	24,813,649	$(10.88)	$(95,464)	25,023,058	$(3.82)

        The following table sets forth the calculation of Basic and Diluted EPS for the three months ended September 30, 2008 and 2007 (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Net Loss	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Loss	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic EPS:
Net loss per share of common stock	$(56,748)	24,882,612	$(2.28)	$(93,934)	24,995,885	$(3.76)
Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	—		—	—

Diluted EPS:
Net loss per share of common stock and assumed conversions	$(56,748)	24,882,612	$(2.28)	$(93,934)	24,995,885	$(3.76)

        As of September 30, 2008 and September 30, 2007, options to purchase a total of 130,000 shares of common stock have been excluded from the computation of diluted EPS as they were determined to be antidilutive.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

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

        The following table summarizes our segment reporting for the nine months ended September 30, 2008 and 2007 and the three months ended September 30, 2008 and 2007 and our total assets as of September 30, 2008 and December 31, 2007:

	Securities, Loans and Other	Commercial Real Estate	Total
Nine months ended September 30, 2008
Total revenues	$92,188	$16,611	$108,799
Interest expense	34,956	9,346	44,302
Depreciation and amortization expense	—	9,066	9,066
Total expenses	62,149	19,622	81,771
Income (loss) before other revenues (expenses)	30,039	(3,011)	27,028
Net loss	(266,933)	(3,036)	(269,969)
Nine months ended September 30, 2007
Total revenues	$174,409	$10,656	$185,065
Interest expense	119,328	5,890	125,218
Depreciation and amortization expense	—	5,925	5,925
Total expenses	129,885	12,542	142,427
Income (loss) before other revenues (expenses)	44,524	(1,886)	42,638
Net income (loss)	(93,578)	(1,886)	(95,464)
Three months ended September 30, 2008
Total revenues	$22,190	$5,399	$27,589
Interest expense	6,164	3,138	9,302
Depreciation and amortization expense	—	3,022	3,022
Total expenses	12,190	6,514	18,704
Income (loss) before other revenues (expenses)	10,000	(1,115)	8,885
Net loss	(55,632)	(1,116)	(56,748)
Three months ended September 30, 2007
Total revenues	$59,677	$4,998	$64,675
Interest expense	39,233	2,687	41,920
Depreciation and amortization expense	—	2,816	2,816
Total expenses	42,303	5,807	48,110
Income (loss) before other revenues (expenses)	17,373	(808)	16,565
Net income (loss)	(93,126)	(808)	(93,934)
September 30, 2008
Total assets	$263,608	$325,822	$589,430
December 31, 2007
Total assets	$2,143,727	$335,711	$2,479,438

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

(in thousands, except share and per share data)

(unaudited)

17. SUBSEQUENT EVENTS

        In August 2008, we declared a quarterly dividend of $0.10 per share, which was paid on October 28, 2008 to our stockholders of record as of September 30, 2008. In connection with that dividend, we paid a total of $2,488 in cash in respect of the 24,875,276 shares that did not participate in our dividend reinvestment plan and we issued one share to the stockholders that participated in our dividend reinvestment plan.

        In October 2008, we issued to our Manager 29,969 shares of our common stock in lieu or cash remuneration in respect of the base management fee for the third quarter of 2008. These shares were issued at the weighted average closing price of our common stock for the last five trading days of the third quarter, which amounted to $1.93 per share.

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

        Beginning in 2005, we invested in Agency mortgage-backed securities, non-agency residential mortgage-backed securities, commercial mortgage-backed securities and other commercial mortgage loan products, including whole loans, A Notes, B Notes, mezzanine loans, and investments in funds that invest in whole loans, A Notes, B Notes, and mezzanine loans. We also took positions in various credit default swaps relating to commercial mortgage-backed securities and residential mortgage-backed securities and entered into interest rate swaps to hedge the basis risk of our floating rate liabilities. We leveraged the portfolio in order to achieve attractive risk-adjusted returns. We issued four types of liabilities:

  •
  trust preferred securities;

  •
  CDO liabilities;

  •
  secured mortgage debt; and

  •
  short-term liabilities.

        We completed a private offering of 17,400,000 shares of our common stock in March 2005 in which we raised net proceeds of approximately $405.6 million. We completed our initial public offering of 7,500,000 shares of our common stock in August 2006 in which we raised net proceeds of approximately $158.6 million. Between August 2007 and November 2007, we purchased 299,300 shares of our common stock in open market purchases. As of September 30, 2008, our portfolio was comprised of commercial mortgage-backed securities (CMBS), commercial real estate loan products, residential mortgage-backed securities (RMBS) and operating real estate of approximately $454.3 million, and have issued liabilities totaling approximately $474.0 million. The resulting GAAP-reported stockholders' equity of $1.8 million represents a reduction of $562.4 million of the net amounts raised in 2005 and 2006. This reduction in stockholders' equity can be attributed to the following general areas:

  •
  realized losses on disposition of assets, credit default swaps and interest rate swaps;

  •
  dividends paid in excess of GAAP earnings;

  •
  impairment of loans and other decreases in market values on CMBS and RMBS assets for which we have projected a decline in future cash flows; and

  •
  decreases in market values on CMBS and RMBS assets that are solely attributable to spread widening.

        We earn revenues and generate cash through our investments. These revenues are, in turn, used to pay the interest and other costs of our financings (including payments due on interest rate hedges), to pay for our overhead costs and to pay the management fee. The net earnings after these payments are used to pay dividends to our stockholders, to further reduce our liabilities or to re-invest into targeted assets. In order to maintain compliance with the REIT regulations, we are required to pay out at least 90% of our taxable income as dividends. Typically there are mismatches between taxable income and GAAP income. Due to realized losses that we have incurred to date and the projected decline in cash flows of some of our assets, we currently expect a portion of our portfolio to generate substantial tax operating losses in 2008 and in future periods. Thus, our net earnings may be in excess of our taxable income for the next several years. This mismatch may permit us to use a certain amount of our net earnings to further reduce our liabilities or to re-invest, rather than pay these net earnings to stockholders as a dividend.

Trends; Current Market Environment; Current Portfolio Considerations

        In July 2007, the commercial real estate finance sector began to show serious signs of liquidity-related distress. This was in addition to the distress that had already begun in the securitized residential products markets. Now, well into the 16th month of the world-wide financial crisis, commercial real estate credit markets have begun to experience a second layer of stress, as adverse credit events at the underlying loan level have begun to increase, and, in the residential sector, many of the long-awaited losses from the high delinquency levels are starting to percolate through the various structures. The dual factors of diminishing liquidity and increasing incurrence of adverse credit events place a lot of stress on commercial and residential real estate credit investors. We believe that the entities that are successful in navigating through these conditions will be the entities that have the foresight to reduce their liabilities while at the same time being successful in managing their respective credit risk.

        On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted, giving the Secretary of the Treasury the authority to implement the Troubled Asset Relief Program (TARP). TARP allows the U.S. Treasury to purchase and insure troubled assets from a range of financial institutions, including, but not limited to, insurance companies and securities brokers and dealers, in order to restore liquidity and stability to the U.S. financial system. TARP has given the U.S. Treasury purchasing power of $700 billion to buy MBS from institutions across the country in an attempt to create liquidity and un-seize the credit markets. The Secretary of the Treasury has immediate access to $250 billion and may gain access to an additional $100 billion upon presidential certification of need. The remaining $350 billion is authorized if, after a presidential request, Congress does not pass a joint resolution of disapproval within 15 days.

        While we are cautiously optimistic that the recently enacted governmental programs will have some positive impact on the housing markets and the lending environment, we do not believe that the overall market will stabilize until (a) home prices firm up and the impact of these lower home prices works through the various real estate financing markets, and (b) commercial lending markets become functional and the borrowers in these markets readjust their valuations and expectations to reflect a much less aggressive lending environment.

        Performance for CMBS investors, including Crystal River, is highly dependent upon the credit performance of existing securitized portfolios. We expect that loans that do not have near-term maturities that were underwritten with the related secured properties having cash flow in place will tend to perform better during this difficult period. By contrast, we believe that loans made on transitional, or other value-creating, projects that have near-term maturities will suffer the greatest. The markets will be greatly impacted by these loans with near-term maturities; causing the existing credit spread environment to last until the consequences of these near-term loan maturities are better understood. Through our CMBS portfolio and our commercial real estate loan portfolio, we have exposure to each of these loan types. Specifically, our commercial real estate loan portfolio has two loan maturities in 2008 and one loan maturity in 2009; all other loans have long-term maturities. Our CMBS portfolio, which is comprised solely of fixed rate conduit deals, which generally do not have near-term maturities, will not start to have material maturities in the underlying collateral pools until 2010.

        As discussed in Note 3 to our consolidated financial statements, "Fair Value Hierarchy", we value our available for sale securities and held for sale securities using current market pricing. The spreads that have been utilized to value our assets are extremely wide from a historical perspective. These spreads are wide due to the market's view of the risks contained within these types of investments within the current market environment. These risks include the market's expectation of increasing delinquencies and losses within residential and commercial mortgage loans, and consequently the securitized pools that own these loans. The market's expectation is also that commercial and residential loans originated in the period from 2005 to 2007 will under-perform prior vintages. These market expectations become embodied in the modeling assumptions that are used to value securities such as the RMBS and CMBS that we own. The valuation of these assets is extremely sensitive to these assumptions. Additionally, there are many factors for which there is no relevant comparable data to use in order to help judge that particular factor's impact on future performance. For instance, many of the underlying residential and commercial mortgages originated during the 2005 to 2007 era have very low interest rate coupons. These low coupons may prove to dampen credit losses that otherwise are expected by the market. As these origination vintages age, performance tiering may become evident; meaning that the 2005 vintage may exhibit stronger performance than the 2006 or 2007 vintages. In the current marketplace, there is no evidence of any meaningful tiering among these three vintages. Additionally, the recently enacted Governmental programs may have a positive impact on certain sub-prime borrowers and sub-prime loan pools. Conversely, consumer retail weakness, job losses and a weak economy may result in credit losses exceeding the market's expectations. It is the use of these assumptions that causes there to be both upside potential as well as downside risk to the current market value of our assets.

        We believe the following trends may also affect our business:

         Uncertain interest rate environment—The credit market disruption that has persisted since the summer of 2007 continues to have a dramatic effect on the economy. The distress in the financial markets has led to significant changes in Federal Reserve Monetary Policy, in the form of lower rates and through direct financing to primary dealers and lending to facilitate the buy-out of a major broker-dealer. However, pressure from a pull back in lending and credit provision still weighs heavily on the consumer and on the residential housing markets. Continued weakness in the residential real estate markets and lending environment is likely to persist, and in general should result in slower U.S. economic growth. Additionally, lower rates have not resulted in dramatically increased prepayment speeds, largely given the constraints around lending, which have increased even on the part of the US Government-sponsored entities.

        Normally, we would expect that our fixed-rate assets would decline in value in a rising interest rate environment. We have engaged in interest rate swaps to hedge a portion of the risk associated with increases in interest rates. However, because we do not always hedge 100% of our outstanding financing, increases in interest rates could result in a decline in the value of our portfolio, net of hedges. Similarly, decreases in interest rates could result in an increase in the value of our portfolio. Given the substantial dislocation in asset prices, however, these traditional relationships between levels of interest rates and yield spread or price changes, may not exist.

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

        For a discussion of additional risks relating to our business see the risk factors disclosed under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007. A copy of these risk factors, updated as of September 30, 2008, is filed as Exhibit 99.1 to this report.

Critical Accounting Estimates

        Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. These include fair market value of certain assets, amount and timing of credit losses, prepayment assumptions, and other items that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., market values change due to changes in supply and demand, credit performance, prepayments, interest rates, or other reasons; yields change due to changes in credit outlook and loan prepayments) will occur in the near future. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on the experience of Hyperion Brookfield and our management, along with their analysis of historical and current market data, in order to arrive at what we believe to be reasonable estimates. See Note 2 to our consolidated financial statements contained elsewhere herein for a complete discussion of our accounting policies. Our estimates are inherently subjective in nature and actual results could differ from our estimates and differences may be material. We have identified our most critical accounting estimates to be the following:

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

        Our maximum exposure to loss as a result of our investment in these QSPEs totaled $50.9 million as of September 30, 2008.

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

  Level 3—Inputs that are not observable through correlation with market data (non-binding quotes from dealers in securities and independent pricing services without observable inputs) and inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

    Generally, assets and liabilities carried at fair value and included in this category are certain mortgage and asset-backed securities, certain corporate debt (excluding CDO liabilities), certain private equity investments, certain commitments and guarantees and certain derivatives.

    Fair value of our CDO liabilities is determined based on relevant characteristics of the structure, which include:

    •
    the respective credit rating and subordination of each tranche within the CDO;

    •
    the cross-collateralization of the individual assets owned by the CDO; and

    •
    the nature of any cash flow triggers that could divert cash flows to senior tranches within the structure.

    Generally, a secondary market participant would analyze the collateral supporting CDO liabilities as a pool of assets, and adjust its valuation to incorporate the credit enhancement attributes of the senior liabilities when determining their fair value. These loss adjusted cash flows and resulting yields are related to (but not entirely dependent upon) the yields and prices of the assets owned by the CDO trust. In certain circumstances, when the market values of the individual assets are significantly depressed, the fair value of the non-retained CDO liabilities may exceed the fair value of the underlying assets collateralizing the CDO liabilities.

        Financial assets and liabilities presented at fair value and categorized as Level 3 are generally financial instruments that relate to quotes from dealers and prices obtained from independent pricing services that do not have observable inputs with market data. For financial instruments that are priced using broker quotes, we generally obtain only one quote. The criteria we use to determine whether an illiquid market exists include a lack of binding broker quotes, significant spread widening between bid prices and ask prices and lack of observable trades for comparable assets. In addition, Level 3 also includes financial instruments with those that are marked to model using relevant empirical data to extrapolate an estimated fair value. The models' inputs reflect assumptions that market participants would use in pricing the instrument in a current period transaction and outcomes from the models represent an exit price and expected future cash flows. Our valuation models are calibrated to the market on a frequent basis. The parameters and inputs are adjusted for assumptions about risk and current market conditions. Changes to inputs in valuation models are not changes to valuation methodologies; rather, the inputs are modified to reflect direct or indirect impacts on asset classes from changes in market conditions. Accordingly, results from valuation models in one period may not be indicative of future period measurements. Valuations are independently reviewed by employees of our manager and, where applicable, valuations are back tested comparing instruments sold to where they were marked. Different judgments and assumptions used in pricing could result in different estimates of value.

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

        The three approaches described within SFAS 157 are consistent with generally accepted valuation methodologies. While all three approaches are not applicable to all assets or liabilities accounted for at fair value, where appropriate and possible, one or more valuation techniques may be used. The selection of the valuation method(s) to apply considers the definition of an exit price and the nature of the asset or liability being valued and significant expertise and judgment is required. For assets and liabilities accounted for at fair value, valuation techniques are generally a combination of the market and income approaches. For the nine months ended September 30, 2008, the application of valuation techniques applied to similar assets and liabilities has been consistent.

        During the first three quarters of 2008, our assets measured at fair value on a recurring basis reflected as Level 3 decreased largely as a result of the sale of CMBS totaling $2.2 million, principal repayments of CMBS and Non-Agency RMBS totaling $8.2 million and spread widening on our CMBS and Non-Agency RMBS. The significant amount of our available for sale securities reflected as Level 3 is a result of the reduction of liquidity in the capital markets that resulted in a decrease in the observability of the significant inputs used in determining fair value. Management determined the classification level of each security based upon a review of the pricing source used (non-binding broker quotes, pricing services or fair value determinations by management).

        During the first three quarters of 2008, our liabilities measured at fair value on a recurring basis reflected as Level 3 decreased by $133.5 million, largely as a result of spread widening on our collateralized debt obligations. The significant amount of our collateralized debt obligations reflected as Level 3 is a result of the reduction of liquidity in the capital markets that resulted in a decrease in the observability of the significant inputs used in determining fair value.

        The following table summarizes the sources from which fair value was determined on our assets and liabilities measured at fair value on a recurring basis that were classified as Level 3 as of September 30, 2008.

	Available for Sale Securities	%	Derivative Liabilities	%	Collateralized Debt Obligations	%
	($ in millions)
Non-binding quote(s) from dealers in securities	$86.6	45.2%	$19.0	100%	$153.4	100%
Independent pricing service	52.4	27.4%	—	0%	—	0%
Fair Value determinations by management	52.4	27.4%	—	0%	—	0%

Total	$191.4	100.0%	$19.0	100%	$153.4	100%

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

        The determination of other-than-temporary impairment is made at least quarterly. If we determine an impairment to be other than temporary we will need to realize a loss that would have an impact on future income. Under the guidance provided by SFAS 115, a security is impaired when its fair value is less than its amortized cost and we do not intend to hold that security until we recover its amortized cost or until its maturity. For the nine months ended September 30, 2008, we recorded an impairment charge on 80 RMBS and 27 CMBS under EITF 99-20 totaling $47.8 million, and for the three months ended September 30, 2008, we recorded an impairment charge on 34 RMBS and eight CMBS under EITF 99-20 totaling $9.6 million. We determined these securities to be impaired under EITF 99-20 because of the decline in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets. Under the provisions of SAB 59, we recognized impairments totaling $64.5 million on 63 RMBS, 43 CMBS and two preferred stock investments during the nine months ended September 30, 2008 and we recognized impairments totaling $17.3 million on 43 RMBS, 35 CMBS and one preferred stock investment during the three months ended September 30, 2008. These impairments are attributed to other than temporary declines in market values and are primarily a consequence of wider spreads affecting market values of the securities. As of September 30, 2008, we still owned 128 of the securities that we impaired during 2008.

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

	Historical cost as of December 31, 2007	Fair value at date of adoption	Cumulative effect adjustment
CDOs	$486,608	$299,034	$187,574
Deferred financing costs on CDOs, net of accumulated amortization	8,152	—	(8,152)
Net unrealized holding gains on available for sale securities within our CDO entities reclassified to accumulated deficit			1,670

Total cumulative effect adjustment			$181,092

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

        At September 30, 2008, we were a party to two interest rate swaps with a notional par value of approximately $287.7 million; the fair value of our net liability relating to interest rate swaps was approximately $13.2 million, which is included in our derivative assets and derivative liabilities, and we had accrued interest payable of approximately $0.2 million on our interest rate swaps at such date. We entered into these interest rate swaps to seek to mitigate our interest rate risk for the specified future time period, which is defined as the term of the swap contracts. Based upon the market value of these interest rate swap contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts.

        As of September 30, 2008 and December 31, 2007, respectively, we had two and eight credit default swaps ("CDS") with a notional par value (our maximum exposure to loss) of $20.0 million and $75.0 million that are reflected on our balance sheet as a derivative liability at their fair value of approximately $18.8 million and $32.9 million. The fair value of the CDS depends on a number of factors, primarily premium levels, which are dependent on interest rate spreads. The CDS contracts are valued either by an independent third party pricing service or by using internally developed and tested market-standard pricing models that calculate the net present value of differences between future premiums on currently quoted market CDS and the contractual future premiums on our CDS contracts. During the first quarter of 2008, we closed out six CDS on single names in an aggregate notional amount of $55.0 million, with a realized loss of approximately $30.2 million.

        We account for derivative and hedging activities in accordance with SFAS 133. SFAS 133 requires recognizing all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. We have no fair value hedges or hedges of a net investment in foreign operations.

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

  Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires us to make a significant number of estimates in the preparation of the financial statements. These estimates include determining the fair market value of certain investments and derivative liabilities, amount and timing of credit losses, prepayment assumptions, allocation of purchase price to tangible and intangible assets on property acquisitions, and other items that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., market values change due to changes in supply and demand, credit performance, prepayments, interest rates or other reasons; yields change due to changes in credit outlook and loan prepayments) will occur in the near future. Our estimates are inherently subjective in nature and actual results could differ from our estimates and differences may be material.

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

        Our policy for interest and penalties on material uncertain tax positions recognized in our consolidated financial statements is to classify these as interest expense and operating expense, respectively. However, in accordance with Financial Interpretation Number 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), we assessed our tax positions for all open tax years (Federal, years 2005 through 2007 and State, years 2005 through 2007) as of September 30, 2008 and concluded that we have no material FIN 48 liabilities to be recognized at this time.

Financial Condition

  Assets

        Our current portfolio consists of commercial mortgage-backed securities, residential mortgage-backed securities, commercial real estate loan products, credit default swaps and operating real estate. All of our assets at September 30, 2008 were acquired with the net proceeds of approximately $405.6 million from our March 2005 private offering of 17,400,000 shares of our common stock, the net proceeds of approximately $158.6 million from our August 2006 initial public offering of 7,500,000 shares of our common stock, the net proceeds of approximately $48.6 million from our March 2007 issuance of trust preferred securities and our use of leverage.

  Mortgage-Backed Securities

        Our commercial mortgage-backed securities and residential mortgage-backed securities comprise approximately 100% of our Available for Sale portfolio. We own these securities either directly on our balance sheet or in one of our two CDOs. We own the equity of each of the CDOs and it is through this equity investment that we participate in the investment performance of the portion of the Available for Sale portfolio that is owned by the CDOs. The commercial mortgage-backed securities and residential mortgage-backed securities segment of our portfolio at September 30, 2008 is summarized below:

	CMBS	RMBS
	(In thousands)
Amortized cost	$157,733	$32,574
Unrealized gains	894	166
Unrealized losses	—	—

Fair value	$158,627	$32,740

        As of September 30, 2008, the CMBS and RMBS in our portfolio purchased at a net premium or discount relative to their par value and our portfolio had a weighted average amortized cost of 19.2% and 10.0% of face amount, respectively. The CMBS and RMBS were valued below par at September 30, 2008 because we are investing in lower-rated bonds in the credit structure. There are no securities held at September 30, 2008 that are valued below their amortized cost, which is a security's original cost, as adjusted for the amortization of any discount or premium on the security, principal paydowns and any impairments or principal write-offs on the security.

        Our MBS holdings were as follows at September 30, 2008 ($ in millions):

	Outstanding Face Amount at September 30, 2008	Amortized Cost Basis Before Impairments/ Adjustments(1)
			Fair Value at September 30, 2008			Weighted Average
				Number of Securities(2)	Number of Trusts(3)
						Rating(4)	Coupon	Yield(5)	WAL(6)
CMBS	$819.5	$575.2	$158.7	132	43	B+	5.22%	30.68	8.09
Non-Agency RMBS—Prime	197.4	160.2	22.7	92	38	CCC-	5.45	115.29	5.81
Non-Agency RMBS—Sub Prime	129.0	135.0	10.0	41	25	CCC-	5.50	114.07	6.59
Preferred Stock	4.9	4.8	—	2	2	NR	—	—	—

Total	$1,150.8	$875.2	$191.4	267	108	B	5.27	45.09	7.74

REIT ONLY
CMBS	$295.7	$149.2	$37.5	45	20	B-	5.20%	36.56	6.65
Non-Agency RMBS—Prime	104.4	77.3	10.4	60	32	CC	5.80	127.39	6.00
Non-Agency RMBS—Sub Prime	58.7	60.0	4.2	22	16	CCC-	5.27	105.01	5.47
Preferred Stock	4.9	4.8	—	2	2	NR	—	—	—

Total	$463.7	$291.3	$52.1	129	70	CCC+	5.29	60.30	6.42

CDOs ONLY
CMBS	$523.8	$426.0	$121.2	94	33	BB-	5.24%	28.86	8.53
Non-Agency RMBS—Prime	93.0	82.9	12.3	32	21	CCC+	5.06	105.00	5.65
Non-Agency RMBS—Sub Prime	70.3	75.0	5.8	20	10	CCC-	5.69	120.62	7.39
Preferred Stock	—	—	—	—	—	—	—	—	—

Total	$687.1	$583.9	$139.3	146	64	B+	5.26	39.40	8.23

(1)
As of December 31, 2006.

(2)
Note that some securities are owned both by one or more of our CDOs and by the REIT.

(3)
Note that securities issued by some trusts are owned both by one or more of our CDOs and by the REIT.

(4)
Lowest rating of Moody's, S&P or Fitch.

(5)
Market yield is calculated on a loss adjusted basis (i.e., taking into account assumed defaults).

(6)
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

        The table below summarizes the credit ratings of our MBS investments at September 30, 2008:

	CMBS	Prime RMBS	Subprime RMBS	Total
	(In thousands)
AAA	$—	$—	$—	$—
AA	—	—	—	—
A	—	—	—	—
BBB	56,408	388	3,013	59,809
BB	44,417	7,048	353	51,818
B	26,004	6,944	808	33,756
Below B	31,798	8,353	5,833	45,984

Total	$158,627	$22,733	$10,007	$191,367

        Actual maturities of MBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The stated contractual final maturity of the mortgage loans underlying our portfolio of MBS ranges up to 30 years, but the expected maturity is subject to change based on the prepayments of the underlying loans. As of September 30, 2008, the average final contractual maturity of the mortgage portfolio is 2037.

        The constant prepayment rate, or CPR, attempts to predict the percentage of principal that will be prepaid over the next 12 months based on historical principal paydowns. As interest rates rise, the rate of refinancings typically declines, which we believe may result in lower rates of prepayment and, as a result, a lower portfolio CPR.

        The following table summarizes our CMBS and RMBS according to their estimated weighted average life classifications as of September 30, 2008:

	CMBS		RMBS
Weighted Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Less than one year	$—	$—	$4,084	$4,012
Greater than one year and less than five years	910	910	15,121	15,042
Greater than five years	157,717	156,823	13,535	13,520

Total	$158,627	$157,733	$32,740	$32,574

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

  Commercial Mortgage-Backed Securities

        Our CMBS portfolio consists of CMBS that we own directly and CMBS that are owned by our CDOs. We directly own approximately $37.5 million in fair value of CMBS. These securities have a weighted average rating of B-, are priced at a weighted average price to par of 12.7%, and are projected to yield 36.6% on a loss-adjusted basis. Approximately 78.3% of the CMBS that we own directly is part of a portfolio that we refer to as the "CMBS Primary Asset." The CMBS Primary Asset is a sub-portfolio that consists of our holdings in 11 CMBS securitizations in which we, either directly or through our CDOs, own a portion of the first loss tranche. The CMBS Primary Asset is further illustrated below.

        Within our two CDOs, we own approximately $121.2 million in fair value of CMBS. These securities have a weighted average rating of BB-, are priced at a weighted average price to par of 23.1%, and are projected to yield 28.9% on a loss-adjusted basis. However, the receipt of cash flows from this portion of our CMBS portfolio is governed by the waterfalls within the respective CDO indentures, which are further described below. Approximately 54% of the CMBS that we own within our two CDOs are part of the CMBS Primary Asset.

Class Type	REIT	CDOs	Total	Average Rating
	(In thousands)
Primary Asset	$29,323	$65,481	$94,804	B
Non-Primary Asset	8,107	55,716	63,823	BB

Total / Weighted Average	$37,430	$121,197	$158,627	B+

        CMBS Primary Asset

        The following table sets forth some relevant characteristics of our CMBS Primary Asset.

Deal Name	Number of Tranches	Size of Securitization	Detachment Point(1)	Original Face Amount of Holdings	Outstanding Face Amount at September 30, 2008	Fair Value at September 30, 2008	Rating Range	Current Delinquency	Cumulative Losses to Date(2)	Weighted Average Coupon
	($ in thousands)
BACM 2006-2	7	$2,661,285	3.30%	$32,330	$32,330	$5,893	BB+ – NR	0.37%	$—	5.48%
BACM 2007-2	7	3,162,260	3.14	35,330	35,330	5,124	BB+ – NR	1.34	—	5.37
BSCMS 2005-PWR9	9	2,088,036	5.42	83,001	83,001	16,868	BBB – NR	0.26	—	4.82
BSCMS 2006-PW13	8	2,866,379	4.19	55,816	55,816	9,885	BBB- – NR	—	—	5.46
COMM 2007-C9	7	3,054,003	3.88	50,658	50,658	5,659	BB+ – NR	—	—	5.24
CSMC 2006-C1	8	2,943,115	4.22	82,833	82,833	18,234	BBB- – NR	0.06	—	5.29
CSMC 2006-C4	8	4,249,728	4.15	77,931	77,931	11,987	BBB- – NR	0.39	—	5.53
GMACC 2005-C1	7	2,094,430	3.15	53,928	46,402	4,075	BB+ – NR	1.68	7,526	4.47
WBCMT 2005-C18	8	1,359,912	5.43	39,196	39,196	6,653	BBB – NR	0.78	—	4.74
WBCMT 2006-C29	7	3,367,553	2.63	32,600	32,600	4,200	BB+ – NR	—	—	5.07
WBCMT 2007-C31	9	5,827,284	3.26	42,503	42,503	6,226	BB+ – NR	—	—	5.13

Total/Weighted Average	85	$33,673,985	3.63%	$586,126	$578,600	$94,804	BBB – NR	0.39%	$7,526	5.18%

(1)
A deal's detachment point is the senior limit to our credit exposure within that securitization.

(2)
Actual losses based on securities we own.

        The following table sets forth some relevant characteristics of our CMBS portfolio by vintage.

	Vintage
CMBS Characteristics as of September 30, 2008	2002	2005	2006	2007	Total/ Weighted Average
	($ in millions)
Weighted Average Rating	B	B+	B+	B	B+
Number of Securities	3	38	60	31	132
Original Face Amount	$2.8	$295.6	$367.9	$160.7	$827.0
Outstanding Face Amount	$2.8	$288.1	$367.9	$160.7	$819.5
Amortized Cost Basis	$0.9	$59.5	$73.9	$23.5	$157.7
Fair Value	$0.9	$60.4	$73.9	$23.5	$158.7
Percentage of Total Fair Value	0.57%	38.05%	46.57%	14.81%	100.0%
Coupon	4.94%	4.89%	5.45%	5.32%	5.22%
Market Yield	39.19%	25.79%	30.85%	42.37%	30.68%
Expected Principal Return(1)	100.00%	60.03%	68.69%	71.65%	66.33%
WAL(2)	4.10	8.40	7.87	8.13	8.09
Principal Subordination(3)	3.60%	2.24%	1.74%	1.45%	1.87%
Delinquency Rate 60+(4)	1.54%	1.06%	0.32%	0.33%	0.59%
Collateral Cumulative Losses to Date	0.00%	0.06%	0.00%	0.00%	0.02%
Cumulative Losses to Date(5)	0.00%	2.55%	0.00%	0.00%	0.91%

(1)
Percent of outstanding face amount that we currently project to be returned as principal.

(2)
Weighted average life.

(3)
Weighted average determined based on outstanding face amounts owned.

(4)
Delinquencies in the securitization; weighted average determined based on outstanding face amounts owned.

(5)
Write-offs of par on the securities we own; weighted average determined based on original face amounts owned.

  Residential Mortgage-Backed Securities

        Our RMBS portfolio consists of RMBS that we own directly and RMBS that are owned by one of our CDOs. We directly own approximately $14.6 million in fair value of RMBS, which consists of $10.4 million of prime RMBS and $4.2 million of sub-prime RMBS. The prime bonds have a weighted average rating of CC, are priced at a weighted average price to par of 10.0% and are projected to yield 110.9% on a loss-adjusted basis. The sub-prime bonds have a weighted average rating of CCC-, are priced at a weighted average price to par of 7.1% and are projected to yield 82.8% on a loss-adjusted basis.

        Within our two CDOs, we own approximately $18.1 million in value of RMBS, which consists of $12.3 million of prime RMBS and $5.8 million of sub-prime RMBS. The prime bonds have a weighted average rating of CCC+, are priced at a weighted average price to par of 13.2%, and are projected to yield 83.64% on a loss-adjusted basis. The sub-prime bonds have a weighted average rating of CCC-, are priced at a weighted average price to par of 8.3%, and are projected to yield 82.39% on a loss-adjusted basis. However, the receipt of cash flows from this portion of our RMBS portfolio is governed by the waterfalls within the respective CDO indentures, which are further described below.

        The following table sets forth some relevant characteristics of our prime RMBS portfolio by vintage.

	Vintage
						Total/ Weighted Average
Prime RMBS Characteristics as of September 30, 2008	2003	2004	2005	2006	2007
	($ in millions)
Weighted Average Rating	CC	CCC	CCC-	CC	C	CCC-
Number of Securities	4	11	61	5	11	92
Outstanding Face Amount	$3.6	$15.1	$155.2	$4.9	$18.6	$197.4
Amortized Cost Basis	$0.8	$1.6	$18.1	$0.7	$1.5	$22.7
Fair Value	$0.8	$1.6	$18.1	$0.7	$1.5	$22.7
Percentage of Total Fair Value	3.66%	7.00%	79.68%	2.89%	6.76%	100.0%
Coupon	5.17%	4.66%	5.37%	8.68%	6.00%	5.45%
Market Yield	51.17%	136.62%	122.14%	103.83%	51.99%	115.29%
Expected Principal Return(1)	85.96%	26.14%	36.07%	33.79%	0.53%	32.80%
WAL(2)	5.67	4.25	5.98	9.47	3.93	5.81
Principal Subordination(3)	0.11%	1.54%	0.94%	0.62%	0.16%	0.89%
Collateral Factor	61.71%	36.15%	49.89%	71.14%	91.47%	53.51%
Bond Factor	93.51%	72.44%	85.02%	97.75%	97.58%	85.71%
One Month CPR(4)	6.77	14.68	9.61	5.93	4.31	9.36
Delinquency Rate 60+(5)	0.46%	7.33%	7.47%	1.89%	1.40%	6.62%
Collateral Cumulative Losses to Date	0.00%	0.21%	0.14%	0.02%	0.02%	0.13%
Cumulative Losses to Date(6)	0.35%	3.54%	3.51%	0.00%	2.26%	3.27%

(1)
Percent of outstanding face amount that we currently project to be returned as principal.

(2)
Weighted average life.

(3)
Weighted average determined based on outstanding face amount owned.

(4)
Constant prepayment rate.

(5)
Delinquencies in the securitization, weighted average determined based on outstanding face amounts owned.

(6)
Write-offs of par on the securities we own; weighted average determined based on original face amounts owned.

        The following table sets forth some relevant characteristics of our sub-prime RMBS portfolio by vintage.

Sub-prime RMBS Characteristics as of September 30, 2008	2005	2006	2007	Total/ Weighted Average
	($ in millions)
Weighted Average Rating	CCC-	CCC+	CC	CCC-
Number of Securities	26	13	2	41
Outstanding Face Amount	$95.4	$24.5	$9.1	$129.0
Amortized Cost Basis	$7.3	$2.0	$0.6	$9.9
Fair Value	$7.4	$2.0	$0.6	$10.0
Percentage of Total Fair Value	74.36%	19.97%	5.67%	100.0%
Coupon	5.69%	4.69%	5.66%	5.50%
Market Yield	116.44%	85.21%	181.74%	114.07%
Expected Principal Return(1)	29.97%	31.43%	0.00%	28.12%
WAL(2)	6.50	8.26	1.81	6.59
Principal Subordination(3)	4.80%	5.23%	2.01%	4.69%
Current Overcollateralization	1.44%	1.65%	3.39%	1.62%
Excess Spread(4)	0.33%	0.37%	0.24%	0.33%
Collateral Factor	25.29%	48.22%	85.45%	33.90%
Bond Factor	89.48%	98.08%	100.00%	91.86%
One Month CPR(5)	23.67	23.10	13.32	22.83
Delinquency Rate 60+(6)	31.64%	31.21%	24.92%	31.08%
Collateral Cumulative Losses to Date	4.14%	4.21%	2.40%	4.03%
Cumulative Losses to Date(7)	—	—	—	—

(1)
Percent of outstanding face amount that we currently project to be returned as principal.

(2)
Weighted average life.

(3)
Weighted average determined based on outstanding face amount owned.

(4)
Represents the weighted average excess spread over the applicable liability coupon for the month of September 2008, weighted by par amount.

(5)
Constant prepayment rate.

(6)
Delinquencies in the securitization, weighted average determined based on outstanding face amounts owned.

(7)
Write-offs of par on the securities we own; weighted average determined based on original face amounts owned.

  Equity Securities

        Our investment policies allow us to acquire equity securities, including common and preferred shares issued by other real estate investment trusts. At September 30, 2008, we held two investments in equity securities, totaling less than $0.1 million. These investments are classified as available for sale and thus carried at fair value on our balance sheet with changes in fair value recognized in accumulated other comprehensive income until realized or determined to be other than temporarily impaired.

  Changes in Carrying Value of Available for Sale Securities

        The following sets forth information regarding the changes in the carrying value of our available for sale securities during the nine months ended September 30, 2008:

	Activity During Nine Months Ended September 30, 2008
Security Description	December 31, 2007 Estimated Fair Value	Sales	Principal Paydowns	Discount/ (Premium) Amortization	Impairments	Mark-to- Market Adjustments	September 30, 2008 Estimated Fair Value
	(In millions)
CMBS	$399.4	$(4.2)	$(0.3)	$7.6	$(56.3)	$(187.5)	$158.7
Agency MBS	1,246.7	(1,178.0)	(60.4)	(0.4)	—	(7.9)	—
Non-Agency RMBS	168.4	—	(8.8)	8.2	(54.9)	(80.2)	32.7
Preferred stock	0.7	—	—	—	(1.1)	0.4	0.0

Total	$1,815.2	$(1,182.2)	$(69.5)	$15.4	$(112.3)	$(275.2)	$191.4

        The following sets forth information regarding the changes in the carrying value of our available for sale securities during the nine months ended September 30, 2007:

	Activity During Nine Months Ended September 30, 2007
Security Description	December 31, 2006 Estimated Fair Value	Net Purchases/ (Sales)	Principal Paydowns	Discount/ (Premium) Amortization	Impairments	Mark-to- Market Adjustments	September 30, 2007 Estimated Fair Value
	(In millions)
CMBS	$472.6	$103.0	$(1.0)	$3.9	$(20.3)	$(90.2)	$468.0
Agency MBS	2,532.1	(804.4)	(300.6)	(3.3)	(9.4)	9.2	1423.6
Non-Agency RMBS	287.3	20.8	(18.3)	13.3	(71.1)	(7.9)	224.1
ABS	46.0	(15.7)	(9.4)	0.9	—	(1.6)	20.2
Preferred stock	4.6	—	—	—	(3.2)	0.3	1.7

Total	$3,342.6	$(696.3)	$(329.3)	$(14.8)	$(104.0)	$(90.2)	$2,137.6

  Commercial Real Estate Loan Products

        At September 30, 2008, our commercial real estate loan products are reported as held for investment (carried at amortized cost) and held for sale (carried at fair value). Real estate loans that are held for investment are periodically reviewed for impairment. As of September 30, 2008, we reported loans held for sale totaling $20.4 million and loans held for investment totaling $11.1 million. As of September 30, 2008, we recorded a loan loss reserve on one of our commercial real estate loans of $11.9 million. Our commercial real estate loan products as of September 30, 2008 are summarized below:

  Mezzanine Loans, Construction Loans and Whole Loans

	Mezzanine Loans		Construction Loans(1)			Whole Loans		Total/ Weighted Average
	Fixed Rate	Floating Rate	Fixed Rate		Floating Rate	Fixed Rate	Floating Rate	Fixed Rate		Floating Rate
	(In millions)
Outstanding Face Amount	$26.1	$5.9	$14.6		$—	$—	$2.5	$40.7		$8.4
Carrying Value	20.4	5.9	2.7		—	—	2.5	23.1		8.4
Amortized Cost	26.0	5.9	14.6		—	—	2.5	40.6		8.4
Fair Value	20.4	5.7	2.7		—	—	2.4	23.1		8.1
Number of Loans	2	1	1		—	—	1	3		2
Weighted Average Loan to Value	82%	54%	164%		0%	0%	85%	111%		63%
Number of loans that are delinquent	—	—	1		—	—	—	1		—
Weighted average interest rate	8.83%	n/a	16.00	%(2)	n/a	0%	n/a	8.83	%(3)	n/a
Weighted average spread over LIBOR	n/a	11.49%	n/a		0%	n/a	5.73%	n/a		9.76%

(1)
Construction loans amount excludes $11.9 million of loan loss allowance.

(2)
This construction loan has been placed on non-accrual status.

(3)
Excludes 16.00% fixed rate for the construction loan on non-accrual.

        In 2005, we originated a $9.5 million mezzanine construction loan to develop luxury residential condominiums in Portland, Oregon. In September 2007, we entered into an agreement with the borrower and the senior lender to increase both the mezzanine construction loan and the senior loan that required additional capital contributions from the project equity holder to cover the remaining costs to complete the project. The mezzanine construction loan bears interest at an annual rate of 16% and had a maturity date of November 2007, which was subsequently extended until May 2008. Under the amended agreement governing the terms of the loan, interest on the loan was paid in cash through March 2006, was capitalized through September 2007, and was contracted to be paid in cash through May 2008 under the terms of the amendment. The loan was in technical default as of January 1, 2008 and was placed on non-accrual status at such date, and we have received no interest payments during the nine months ended September 30, 2008 on the loan. We made additional advances during the nine months ended September 30, 2008 of $0.8 million.

        In May 2008, the senior and mezzanine construction loans were further amended to further extend the maturity date to November 1, 2008 and to limit the borrower's exposure under a personal guaranty established in connection with the original loan agreements if the borrower makes additional equity contributions totaling $1.5 million and finishes construction of the remaining townhome units. In addition, the borrower surrendered all decision-making authority (including the authority to establish the prices at which the remaining units are marketed and sold) to the senior and mezzanine lenders. Our maximum exposure to loss under this agreement as of September 30, 2008 totaled $2.7 million.

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

        We have evaluated the financial merits of the project by reviewing the projected unit sales and estimated construction costs and evaluating other collateral available to us (and the expected cost of realizing any recovery on that collateral) under the terms of the loan. We believe that it is probable that we will not recover the entire loan balance, including the capitalized interest, through the satisfaction of future cash flows from sales and other available collateral. Accordingly, based on our analysis, we recorded a provision for loan loss of $4.5 million related to this loan during the year ended December 31, 2007 and an additional provision for loan loss of $4.4 million and $7.4 million related to this loan during the three months ended September 30, 2008 and the nine months ended September 30, 2008, respectively, due to the failure of the closure of pending condominium sales, combined with currently declining condominium sale prices in the Portland, Oregon area. We will continue to monitor the status of this loan. However, housing prices, in particular condominium prices, may continue to fall, unit sales may continue to lag projections and construction costs may continue to increase, all of which may increase the risk that we will realize additional losses on this loan. No assurance can be given that we will not be required to record additional loan loss reserves with respect to this loan in the future depending on the borrower's ability to complete the project without additional cost overruns. In addition, no assurance can be given that the borrower will be able to repay or refinance the senior loan upon its maturity, in which case, the senior lender may pursue any of its available remedies, including foreclosure, which could cause us to incur additional losses on our loan. In the event that we determine that it is probable that we will not be able to recover the current carrying value of this loan, additional loan loss reserves will be recorded.

        Currently, the projected total costs to complete the project have increased from $41.4 million to $59.9 million, including capitalized interest. As of September 30, 2008, of the 70 units available, 37 units have been sold.

        As of September 30, 2008, we have committed to sell, or we have the intent and ability to sell in the near future, two of our mezzanine loans with an aggregate carrying value of $20.4 million.

  Operating Real Estate

        At September 30, 2008, our commercial real estate portfolio is reported at cost of approximately $239.5 million, net of accumulated depreciation of approximately $9.6 million. The commercial real estate portfolio consists of three high-quality office buildings that are 100% leased on a triple-net basis to JPMorgan Chase. The buildings are financed with long-term fixed-rate mortgage loans.

        The tables below summarize our commercial real estate investments at September 30, 2008:

	Office	Total
	(In millions)
Land	$17.4	$17.4
Buildings and improvements	222.1	222.1

Commercial real estate, at cost	$239.5	$239.5
Accumulated depreciation	(9.6)	(9.6)

Commercial real estate, net of depreciation	$229.9	$229.9

Location	Tenant	Year of Lease Expiry	Total Area	Book Value(1)	Mortgage Debt	Net Book Equity
			(000s sq. ft.)	($ in millions)
Houston, Texas	JPMorgan Chase	2021	428.6	$60.8	$53.4	$7.4
Arlington, Texas	JPMorgan Chase	2027	171.5	21.5	20.9	0.6
Phoenix, Arizona	JPMorgan Chase	2021	724.0	150.9	145.1	5.8

Total			1,324.1	$233.2	$219.4	$13.8

(1)
Book value includes intangible assets and intangible liabilities, but excludes rent-enhancement receivables.

  Interest and Principal Paydown Receivable

        At September 30, 2008, we had interest and principal paydown receivables of approximately $4.5 million. The total interest and principal paydown receivable amount consisted of approximately $4.3 million relating to our MBS and approximately $0.2 million relating to other investments.

  Credit Default Swaps, Hedging Instruments and Other Derivative Activities

        As of September 30, 2008, we had engaged in credit default swaps, or CDS, which are accounted for as derivatives. CDS are derivative securities that attempt to replicate the credit risk involved with owning a particular unrelated third party security, which we refer to as a reference obligation. We enter into CDS on three types of securities: RMBS, CMBS and the CMBX and ABX indices. Investing in assets through CDS subjects us to additional risks. When we enter into a CDS with respect to an asset, we do not have any legal or beneficial interest in the reference obligation but have only a contractual relationship with the counterparty, typically a broker-dealer or other financial institution, and do not have the benefit of any collateral or other security or remedies that would be available to holders of the reference obligation or the right to receive information regarding the underlying obligors or issuers of the reference obligation. In addition, in the event of insolvency of a CDS counterparty, we would be treated as a general creditor of the counterparty to the extent the counterparty does not post collateral and, therefore, we may be subject to significant counterparty credit risk. As of September 30, 2008, we were party to CDS with one counterparty. CDS are relatively new instruments, the terms of which may contain ambiguous provisions that are subject to interpretation, with consequences that could be adverse to us.

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

        As of September 30, 2008, we were a party to two CDS with maturities ranging from June 2035 to October 2042 with a notional par amount (maximum exposure to loss) of $20.0 million. At September 30, 2008, the fair value of our net liability relating to credit default swap contracts was $18.8 million, compared to a net liability of $32.9 million at December 31, 2007, primarily as a result of our closing out six credit default swaps with a notional par amount of $55.0 million during the first quarter of 2008, offset in part by an increase in the credit spreads of the CDS. During the first quarter of 2008, we closed out six CDS on single names in an aggregate notional amount of $55.0 million, with a realized loss of approximately $30.2 million, of which $19.8 million had been accrued at December 31, 2007. As of September 30, 2008, we had approximately $0.4 million of potential exposure to margin calls with respect to our CDS.

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

        As of September 30, 2008, we had engaged in interest rate swaps as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for a specified future time period, which is the term of the swap contract. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, a series of payments calculated by applying a fixed rate of interest to a notional amount of principal is exchanged for a stream of payments similarly calculated but using a floating rate of interest. This is a fixed-floating interest rate swap. We hedge our floating rate debt by entering into fixed-floating interest rate swap agreements whereby we swap the floating rate of interest on the liability we are hedging for a fixed rate of interest. An interest rate swap forward is an interest rate swap based on an interest rate to be set at an agreed future date. As of September 30, 2008, we were a party to interest rate swaps with maturities ranging from December 2013 to June 2018 with a notional par amount of approximately $287.7 million. Under the swap agreements in place at September 30, 2008, we receive interest at rates that reset periodically, generally every three months, and pay a rate fixed at the initiation of and for the life of the swap agreements. The current market value of interest rate swaps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates. As expectations of future floating rates change, the market value of interest rate swaps changes. Based on the daily market value of those interest rate swaps and interest rate swap forward contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the maturity of the contracts. At September 30, 2008, the net realized and unrealized loss on interest rate swap contracts recorded in accumulated other comprehensive loss was $11.0 million due to an increase in prevailing market interest rates.

  Liabilities

        Our liabilities as of September 30, 2008 consist of $49.7 million in short-term liabilities and $424.3 million in long-term liabilities that are matched to the assets that the liabilities finance. Of our long-term liabilities, $153.3 million is the fair value of the rated notes that were issued in conjunction with our two CDOs. The remainder of the $271.0 million of our long-term liabilities consists of $219.4 million of mortgages payable used to finance our commercial real estate properties and $51.6 million of junior subordinated notes issued to a trust that sold trust preferred securities. Our $49.7 million of short term liabilities consists of $8.3 million of borrowings under various repurchase facilities and $41.4 million of borrowings under our secured revolving funding line. The repurchase facilities have 30-day rolling maturities, while the financing line matures in May 2009. During the first nine months of 2008, we reduced the amount of our liabilities, as illustrated in the following chart:

		Activity through June 30, 2008				Activity During Q3 2008
Type of Liability	Balance as of December 31, 2007	Cumulative Effect Adjustment	Net Paydowns	MTM Adjustments	Balance as of June 30, 2008	Net Borrowings/ Paydowns	MTM Adjustments	Balance as of September 30, 2008
	(In millions)
Repurchase agreements	$1,276.1	$—	$(1,254.0)	$—	$22.1	$(13.8)	$—	$8.3
Collateralized debt obligations	486.6	(187.6)	(6.3)	(87.9)	204.8	(6.0)	(45.5)	153.3
Junior subordinated notes	51.6	—	—	—	51.6	—	—	51.6
Mortgages payable	219.4	—	—	—	219.4	—	—	219.4
Senior mortgage-backed notes, related party	99.8	—	(75.7)	—	24.1	(24.1)	—	—
Secured revolving credit facility, related party	67.3	—	(28.9)	—	38.4	3.0	—	41.4

Total	$2,200.8	$(187.6)	$(1,364.9)	$(87.9)	$560.4	$(40.9)	$(45.5)	$474.0

        We have entered into repurchase agreements to finance some of our purchases of available for sale securities and real estate loans. These agreements are secured by our available for sale securities and real estate loans and bear interest rates that have historically moved in close relationship to LIBOR. As of September 30, 2008, we had established numerous borrowing arrangements with various investment banking firms and other lenders. As of September 30, 2008, we were utilizing three of those arrangements.

        At September 30, 2008, we had outstanding obligations under repurchase agreements with two counterparties totaling approximately $8.3 million with weighted average current borrowing rates of 4.64%, all of which have maturities of between 15 and 27 days. We intend to seek to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to the repurchase agreements. At September 30, 2008, the repurchase agreements were secured by available for sale securities with an estimated fair value of approximately $20.7 million and had weighted average maturities of 17 days. The net amount at risk, defined as fair value of the collateral, including restricted cash, minus repurchase agreement liabilities and accrued interest expense, with all counterparties was approximately $13.6 million at September 30, 2008.

        In July 2008, our wholly-owned subsidiary, CRZ ABCP Financing LLC, fully repaid all of the senior mortgage-backed notes that it had issued. The senior mortgage-backed notes were collateralized by commercial whole mortgage loans. These senior mortgage-backed notes were issued to an affiliate of our Manager in the aggregate principal amount of $101.5 million with floating coupons with varying interest rate spreads over the three-month LIBOR rate. The holder of the senior mortgage-backed notes had the ability to charge us to the extent that its cost of funding exceeded the interest rate paid on the senior mortgage-backed notes. Interest on the senior mortgage-backed notes was payable monthly. The senior mortgage-backed notes had a maturity of April 2017 and the outstanding principal was due at maturity. Early repayments of the underlying mortgage loans required repayment of a portion of the senior mortgage-backed notes. The senior mortgage-backed notes were treated as a secured financing, and were non recourse to us. Proceeds from the sale of the senior mortgage-backed notes issued were used to repay outstanding debt under our repurchase agreements.

        At September 30, 2008, we had $51.6 million of junior subordinated notes outstanding. The junior subordinated notes are the sole assets owned by our subsidiary trust, Crystal River Preferred Trust I, and mature in April 2037. We have the right to redeem these notes at par on or after April 2012.

Interest is payable quarterly at a fixed rate of 7.68% (ten-year LIBOR plus 2.75%) through April 2012 and thereafter at a floating rate equal to three-month LIBOR plus 2.75%.

        At September 30, 2008, we had $219.4 million of mortgage loans outstanding with a weighted-average borrowing rate of 5.58% that are secured by our commercial properties located in Houston, Texas; Phoenix, Arizona; and Arlington, Texas.

        At September 30, 2008, we had $41.4 million of borrowings outstanding under our secured revolving credit facility with an affiliate of our Manager that provides for borrowings of up to $100.0 million in the aggregate and expires in May 2009. The secured facility bears interest at LIBOR + 2.50%. At September 30, 2008, we had pledged $43.8 million of assets as collateral under this facility.

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

        Beginning in June 2008, CDO I began to fail the over-collateralization triggers. During this period of failure, all affected notes will not receive their quarterly interest payments. The money that otherwise would be paid to the classes subordinate to the affected classes are used instead to pay down the principal balance of the senior-most outstanding notes. During the nine months ended September 30, 2008, we received $2.6 million in cash receipts pursuant to our ownership of the Class E notes through the equity of CDO I, as illustrated below:

			Q2 2008		Q3 2008
CDO I	Original Par Value	Q1 2008 Cash Interest Received	Cash Interest Received	Cash Diverted to Amortize Senior Notes	Cash Interest Received	Cash Diverted to Amortize Senior Notes
	(in millions)
Class E Notes	$23.3	$0.4	$0.3	$0.0	$—	$0.3
Class F Notes	25.3	0.5	0.4	0.0	—	0.4
Class G Notes	10.8	0.1	—	0.1	—	0.1
Class H Notes	4.8	0.1	—	0.1	—	0.1
Equity	n/a	0.8	—	1.1	—	0.2

Total		$1.9	$0.7	$1.3	$—	$1.1

        During the nine months ended September 30, 2008, we received $3.3 million in cash receipts pursuant to our ownership of the Class J notes through the equity of CDO II, as illustrated below:

			Q2 2008		Q3 2008
CDO II	Original Par Value	Q1 2008 Cash Interest Received	Cash Interest Received	Cash Diverted to Amortize Senior Notes	Cash Interest Received	Cash Diverted to Amortize Senior Notes
	(in millions)
Class J Notes	$10.1	$0.2	$0.2	$—	$0.2	$—
Class K Notes	9.8	0.2	0.2	—	0.2	—
Equity	n/a	0.6	0.7	—	0.8	—

Total		$1.0	$1.1	$—	$1.2	$—

        A summary of the terms of our two CDOs as of September 30, 2008 is set forth below:

	CDO I	CDO II	Total
	($ in thousands)
Balance Sheet
Assets
Face Amount	$296,528	$390,464	$686,992
Amortized Cost Basis	41,328	97,775	139,103
Fair Value	41,519	97,775	139,294
Debt(1)
Face Amount	149,521	324,911	474,432
Fair Value	39,470	113,892	153,362

Equity	$2,049	$(16,117)	$(14,068)

		Average Rating		Average Rating		Average Rating
Collateral Composition(2)
CMBS	$133,350	B	$390,464	BB-	$523,814	BB-
Prime MBS	92,918	CCC+	—		92,918	CCC+
Sub-Prime MBS	70,260	CCC-	—		70,260	CCC-
Cash	3,711		1,009		4,720

Total	$300,239		$391,473		$691,712

(1)
Excludes the non-investment grade notes and preference shares that we retained.

(2)
Collateral composition amounts are based on par value, which is the metric used to calculate whether the triggers pass or fail.

	CDO I	CDO II
CDO Overview:
Effective Date	Nov-05	Jan-07
End of Collateral Replacement Period	Dec-08	n/a
Optional Call Date	Jan-09	n/a
Auction Call Date	Dec-13	n/a
Avg Debt Spread (bps)(1)	58	57
CDO Cash Flow Triggers:
Over Collateralization
Class A/B/C/D
Issue Date	165.88%	n/a
Current	146.47%	n/a
Trigger	153.56%	n/a
Class E
Issue Date	150.42%	n/a
Current	126.56%	n/a
Trigger	142.15%	n/a
Class F
Issue Date	134.87%	n/a
Current	110.21%	n/a
Trigger	128.59%	n/a
Interest Coverage
Class A/B/C/D
Current	179.85%	n/a
Trigger	164.06%	n/a
Class E
Current	149.17%	n/a
Trigger	142.15%	n/a
Class F
Current	121.79%	n/a
Trigger	119.09%	n/a

    (1)
    Weighted average spread over LIBOR on the investment grade notes that we did not retain.

  Stockholders' Equity

        Stockholders' equity at September 30, 2008 was approximately $1.8 million and included $0.8 million of net unrealized holdings gains on securities available for sale and $11.0 million of net unrealized and realized losses on interest rate agreements accounted for as cash flow hedges presented as a component of accumulated other comprehensive income (loss).

Results of Operations For the Nine Months Ended September 30, 2008 compared to the Nine Months Ended September 30, 2007

  Summary

        Our net loss for the nine months ended September 30, 2008 was $270.0 million or $10.88 per weighted average basic and diluted share outstanding, compared with a net loss of $95.5 million or $3.82 per weighted average basic and diluted share outstanding for the nine months ended September 30, 2007. Net loss increased by $174.5 million from the first nine months of 2007 to the first nine months of 2008.

  Revenues

        The following table sets forth information regarding our revenues:

	Nine Months Ended September 30,		Variance
	2008	2007	Amount	%
	(In millions)
Revenues
Interest and dividend income:
CMBS.	$39.1	$32.7	$6.4	19.6%
Agency MBS	16.3	84.5	(68.2)	(80.7)
Non-Agency RMBS.	30.0	34.1	(4.1)	(12.0)
ABS	—	2.7	(2.7)	(100.0)
Real estate loans.	5.8	13.2	(7.4)	(56.1)
Other interest and dividend income.	1.0	7.2	(6.2)	(86.1)

Total interest and dividend income.	92.2	174.4	(82.2)	(47.1)
Rental income, net.	16.6	10.7	5.9	55.1

Total revenues	$108.8	$185.1	$(76.3)	(41.2)%

        Interest income for the nine months ended September 30, 2008 with respect to CMBS increased $6.4 million, or 19.6%, over interest income for the same period in 2007 because of the net acquisition during the nine months ended September 30, 2007 of $103.0 million in CMBS and the inclusion of interest income for nine full months in 2008 on those CMBS, which was offset in part by lower interest rates during the 2008 period. Interest income for the nine months ended September 30, 2008 with respect to Agency MBS and ABS decreased by $68.2 million, or 80.7%, and $2.7 million, or 100%, respectively, over the same period in 2007 as we divested of those investments in March 2008 and in the fourth quarter of 2007, respectively. Interest income for the nine months ended September 30, 2008 with respect to Non-Agency RMBS decreased by $4.1 million, or 12.0%, over the same period in 2007 as a result of lower interest rates during the 2008 period. Interest income for the nine months ended September 30, 2008 with respect to real estate loans decreased $7.4 million, or 56.1%, over the same period in 2007 because we had fewer investments in that asset class during the first nine months of 2008, because interest rates were lower during the 2008 period and because we placed one of our loans on non-accrual status on January 1, 2008. Interest income on real estate loans was also lower due to principal paydowns and the presence of significantly lower interest rates compared to the same period in 2007. Other interest and dividend income for the nine months ended September 30, 2008 decreased $6.2 million, or 86.1%, due to lower interest income earned on restricted cash balances during the 2008 period and a decrease in dividends from our preferred stock investments during the 2008 period. For the nine months ended September 30, 2008, rental income from our commercial property investments increased $5.9 million, or 55.1%, over rental income for the same period in 2007 because we made our investments in commercial properties in late March 2007 (two properties) and late September 2007 (one property) and the 2008 amounts reflect rental income for the entire nine month period for all three commercial properties.

        Of the $108.8 million in revenues for the nine months ended September 30, 2008, $93.6 million was received in cash and $15.2 million was non-cash revenue from the accretion of discounts on bonds purchased at prices below their par value, compared to $170.2 million and $14.9 million, respectively, for the nine months ended September 30, 2007. The increase in non-cash revenue over the 2007 period was caused by a decrease in the book value of our available for sale portfolio as a result of impairments that we have taken over the last year.

  Expenses

        The following table sets forth information regarding our total expenses:

	Nine Months Ended September 30,		Variance
	2008	2007	Amount	%
	(In millions)
Expenses
Interest expense:
Repurchase agreements—Agency MBS.	$11.6	$87.0	$(75.4)	(86.7)%
Repurchase agreements—other than Agency MBS	1.0	8.1	(7.1)	(87.7)
Repurchase agreements—related party	—	1.9	(1.9)	(100.0)
Interest rate swaps.	1.6	(9.3)	10.9	(117.2)
CDO notes.	13.7	22.3	(8.6)	(38.6)
Senior mortgage-backed notes, related party.	1.7	2.7	(1.0)	(37.0)
Mortgages payable	9.3	5.9	3.4	57.6
Junior subordinated notes.	3.0	2.1	0.9	42.9
Secured revolving credit facility, related party	2.2	—	2.2	n/a
Amortization of deferred financing costs.	0.2	2.5	(2.3)	(92.0)
Other	—	2.0	(2.0)	(100.0)

Total interest expense	44.3	125.2	(80.9)	(64.6)
Management fees and incentive fees, related party.	1.3	5.7	(4.4)	(77.2)
Professional fees.	1.7	2.8	(1.1)	(39.3)
Depreciation and amortization	9.1	5.9	3.2	54.2
Insurance expense.	1.3	0.7	0.6	85.7
Directors' fees.	0.4	0.5	(0.1)	(20.0)
Public company expense.	0.5	0.5	—	0.0
Commercial real estate expenses.	1.2	0.7	0.5	71.4
Provision for loan loss	20.9	—	20.9	n/a
Other expenses.	1.1	0.4	0.7	175.0

Total expenses	$81.8	$142.4	$(60.6)	(42.6)

        Interest expense relating to repurchase agreements, including with related parties, for the nine months ended September 30, 2008 decreased $84.4 million, or 87.1%, over the same period in 2007 because of lower repurchase agreement borrowings related to Agency MBS as a result of our sale during 2007 and March 2008 of approximately $2.1 billion of Agency MBS. Interest expense relating to CDO notes for the nine months ended September 30, 2008 decreased $8.6 million, or 38.6%, over the same period in 2007 as a result of CDO principal repayments during 2007 and the first nine months of 2008 and due to lower interest rates on our floating rate CDO notes in 2008 than in 2007. Interest income from interest rate swaps for the nine months ended September 30, 2008 decreased $10.9 million, or 117.2%, over the same period in 2007 because interest rates were lower in the 2008 period than in the 2007 period and because we had lower notional amount of interest rate swaps in place during the 2008 period. In addition, we no longer receive hedge accounting on our interest rate swaps in our CDO structures, due to our election to mark our CDO liabilities to market in accordance with SFAS 159. For the nine months ended September 30, 2008, interest expense relating to junior subordinated notes and mortgages payable increased $0.9 million, or 42.9%, and $3.4 million, or 57.6%, respectively, over the same period in 2007 as we first utilized these financing sources commencing midway through the 2007 period. For the nine months ended September 30, 2008, interest expense relating to senior mortgage backed notes, related party, decreased $1.0 million, or 37.0%, as a result of the repayment in full of those notes during June 2008 and July 2008. For the nine months ended

September 30, 2008, we also had interest expense relating to our secured revolving credit facility, related party, totaling $2.2 million as we first utilized this financing source commencing late in 2007. In addition, amortization of deferred financing costs for the nine months ended September 30, 2008 decreased by $2.3 million, or 92.0%, over the same period in 2007 because we wrote off all deferred financing costs relating to our CDOs on January 1, 2008 when we elected to mark our CDO liabilities to market under SFAS 159.

        Expenses for the nine months ended September 30, 2008 also included base management fees, incentive fees and amortization related to restricted stock and options granted to our Manager totaling approximately $1.3 million. Expenses for the same period in 2007 also included base management fees and incentive fees of approximately $5.2 million and amortization of approximately $0.5 million related to restricted stock and options granted to our Manager. Management fee expenses decreased primarily due to the $345.9 million net loss in 2007 and the $270.0 million net loss for the nine months ended September 30, 2008, which reduced the management fee for the first nine months of 2008 compared to the same period in 2007. In addition, for the nine months ended September 30, 2008, we had depreciation and amortization expense of $9.1 million and commercial real estate expenses of $1.2 million relating to our commercial property investments, compared to $5.9 million and $0.7 million, respectively for the same period in 2007, because we acquired our first commercial properties in March 2007. We also incurred a $7.4 million loan loss relating to one of our construction loans and a $13.5 million charge relating to our designating certain of our commercial whole loans and mezzanine loans as loans held for sale during the nine months ended September 30, 2008.

        Our Manager has waived its right to request reimbursement from us of third-party expenses that it incurred through September 30, 2008, which amount we otherwise would have been required to reimburse to our Manager. The management agreement with our Manager, which was negotiated before our business model was implemented, provides that we will reimburse our Manager for certain third party expenses that it incurs on our behalf, including rent and utilities. Hyperion Brookfield incurs such costs and did not allocate any such expenses to our Manager in 2005, 2006, 2007 or the first nine months of 2008, as our Manager's use of such services was deemed to be immaterial. Hyperion Brookfield currently is determining the amount of such rent and utility costs that will be allocated to our Manager commencing October 1, 2008, and we will be responsible for reimbursing such costs allocable to our operations absent any further waiver of reimbursement by our Manager. There are no contractual limitations on our obligation to reimburse our Manager for third party expenses and our Manager may incur such expenses consistent with the grant of authority provided to it pursuant to the management agreement without any additional approval of our board of directors being required. In addition, our Manager may defer our reimbursement obligation from any quarter to a future period; provided, however, that we will record any necessary accrual for any such reimbursement obligations when required by U.S. GAAP, and our Manager has advised us that it will promptly invoice us for such reimbursements consistent with sound financial accounting policies.

  Other Revenues (Expenses)

        Other expenses for the nine months ended September 30, 2008 totaled approximately $297.0 million, compared with other expenses of $138.2 million for the same period in 2007, an increase of $158.8 million, or 114.9%. Other expenses for the nine months ended September 30, 2008 consisted primarily of $44.2 million of realized and unrealized loss on derivatives, primarily as a result of realized and unrealized losses on CDS of $16.1 million, realized losses on settlement of interest rate swaps of $21.0 million, unrealized losses on hedge ineffectiveness of $10.8 million which was partially offset by $3.5 million in unrealized gains on economic hedges undesignated, $5.0 million of realized net loss on the sale of securities available for sale, real estate loans and other investments, a $134.5 million recognized loss relating to net changes in the values of assets and liabilities carried under the fair value option of SFAS 159, and a $112.3 million loss on impairment of securities available for sale, which was comprised of a $47.9 million impairment relating to CMBS, Non-Agency RMBS and preferred stock investments caused by adverse changes in cash flow assumptions, and a $64.5 million impairment caused by an other than temporary decline in market values due to spread widening. Other expenses for the nine months ended September 30, 2007 consisted primarily of $39.9 million of realized and unrealized loss on derivatives, primarily as a result of realized and unrealized losses on CDS of $33.4 million, $1.3 million of realized net loss on the sale of securities available for sale, and a $104.0 million loss on impairments of securities available for sale, which was comprised of an $18.6 million impairment relating to CMBS and Agency MBS that we no longer intended to hold to maturity or until the recovery of our cost and an $85.5 million impairment relating to CMBS, Non-Agency RMBS and preferred stock investments, of which $46.0 million was caused by adverse changes in cash flow assumptions and of which $39.4 million was caused by an other than temporary decline in market values due to spread widening. This decrease was offset in part by $2.2 million of income from equity investments and $5.1 million of realized foreign currency exchange gain.

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

        At December 31, 2007 and 2006, we were in compliance with all REIT requirements and, accordingly, have not provided for income tax expense on our REIT taxable income for the year ended December 31, 2007 or for the nine months ended September 30, 2008. We also have a domestic taxable REIT subsidiary that is subject to tax at regular corporate rates. The deferred tax benefit is attributable to the mark to market adjustments for net operating loss deductions, credit default swaps, and accrued management fees associated with our investment in a private equity fund held in the TRS.

        As of September 30, 2008, we recorded a $15.7 million valuation allowance on deferred tax assets of $15.7 million attributable to income tax net operating loss carryforward relating to our TRS. The valuation allowance is based on management's estimate that our TRS is not expected to generate sufficient taxable income to recover the deferred tax assets. As of September 30, 2008, we had net operating loss carryforward of $34.5 million. The net operating loss carryforward expires in 2027.

Results of Operations For the Three Months Ended September 30, 2008 compared to the Three Months Ended September 30, 2007

  Summary

        Our net loss for the three months ended September 30, 2008 was $56.7 million or $2.28 per weighted average basic and diluted share outstanding, compared with a net loss of $93.9 million or $3.76 per weighted average basic and diluted share outstanding for the three months ended September 30, 2007. Net loss decreased by $37.2 million from the 2007 quarter to the 2008 quarter.

  Revenues

        The following table sets forth information regarding our revenues:

	Three Months Ended September 30,		Variance
	2008	2007	Amount	%
	(In millions)
Revenues
Interest and dividend income:
CMBS.	$11.9	$12.1	$(0.2)	(1.7)%
Agency MBS	—	27.3	(27.3)	(100.0)
Non-Agency RMBS.	9.2	12.8	(3.6)	(28.1)
ABS	—	0.8	(0.8)	(100.0)
Real estate loans.	0.9	4.5	(3.6)	(80.0)
Other interest and dividend income.	0.2	2.2	(2.0)	(90.9)

Total interest and dividend income.	22.2	59.7	(37.5)	(62.8)
Rental income, net.	5.4	5.0	0.4	8.0

Total revenues	$27.6	$64.7	$(37.1)	(57.3)%

        Interest income for the three months ended September 30, 2008 with respect to CMBS and Non-Agency RMBS decreased $0.2 million, or 1.7%, and $3.6 million, or 28.1%, respectively, over interest income for the same period in 2007 because interest rates during the 2008 quarter were lower than in the 2007 quarter. Interest income for the three months ended September 30, 2008 with respect to Agency MBS and ABS was eliminated as we held no investments in those asset classes during the three months ended September 30, 2008. Interest income for the three months ended September 30, 2008 with respect to real estate loans decreased $3.6 million, or 80.0%, over the same period in 2007 because we had fewer investments in that asset class during the 2008 quarter, interest rates were lower during the 2008 quarter and one of our loans was placed on non-accrual status on January 1, 2008. Other interest and dividend income for the three months ended September 30, 2008 decreased $2.0 million, or 90.9%, due to lower interest income earned on restricted cash balances during the 2008 quarter and a decrease in dividends from our preferred stock investments during the 2008 quarter. For the three months ended September 30, 2008, rental income from our commercial property investments increased $0.4 million, or 8.0%, over rental income for the same period in 2007 because we acquired a commercial property in September 2007 and the 2008 quarter amount includes a full three months of income from that property.

        Of the $27.6 million in revenues for the three months ended September 30, 2008, $24.7 million was received in cash and $2.9 million was non-cash revenue from the accretion of discounts on bonds purchased at prices below their par value, compared to $57.7 million and $7.0 million, respectively, for the three months ended September 30, 2007. The increase in non-cash revenue over the 2007 period was caused by a decrease in the book value of our available for sale portfolio as a result of impairments that we have taken over the last year.

  Expenses

        The following table sets forth information regarding our total expenses:

	Three Months Ended September 30,		Variance
	2008	2007	Amount	%
	(In millions)
Expenses
Interest expense:
Repurchase agreements—Agency MBS.	$—	$27.6	$(27.6)	(100.0)%
Repurchase agreements—other than Agency MBS	0.1	2.6	(2.5)	(96.2)
Repurchase agreements—related party	—	0.7	(0.7)	(100.0)
Interest rate swaps.	0.6	(3.5)	4.1	(117.1)
CDO notes.	4.0	7.8	(3.8)	(48.7)
Senior mortgage-backed notes, related party.	0.0	1.5	(1.5)	(100.0)
Mortgages payable	3.1	2.7	0.4	14.8
Junior subordinated notes.	1.0	1.0	—	0.0
Secured revolving credit facility, related party	0.5	—	0.5	n/a
Amortization of deferred financing costs.	—	1.1	(1.1)	(100.0)
Other	—	0.4	(0.4)	(100.0)

Total interest expense	9.3	41.9	(32.6)	(77.8)
Management fees and incentive fees, related party.	0.2	1.4	(1.2)	(85.7)
Professional fees.	0.5	0.9	(0.4)	(44.4)
Depreciation and amortization	3.0	2.8	0.2	7.1
Insurance expense.	0.5	0.3	0.2	66.7
Directors' fees.	0.1	0.2	(0.1)	(50.0)
Public company expense.	0.1	0.2	(0.1)	(50.0)
Commercial real estate expenses.	0.4	0.3	0.1	33.3
Provision for loan loss	4.4	—	4.4	n/a
Other expenses.	0.2	0.1	0.1	100.0

Total expenses	$18.7	$48.1	$(29.4)	(61.1)

        Interest expense relating to repurchase agreements, including with related parties, for the three months ended September 30, 2008 decreased $30.8 million, or 99.7%, over the same period in 2007 because of lower repurchase agreement borrowings related to Agency MBS as a result of our sale during 2007 and March 2008 of approximately $2.1 billion of Agency MBS and due to our repayment of much of our MBS repurchase agreement borrowings during 2008. Interest expense relating to CDO notes for the three months ended September 30, 2008 decreased $3.8 million, or 48.7%, over the same period in 2007 as a result of CDO principal repayments during 2007 and the first nine months of 2008 and due to lower interest rates on our floating rate CDO notes in 2008 than in 2007. Interest income from interest rate swaps for the three months ended September 30, 2008 decreased $4.1 million, or 117.1%, over the same period in 2007 because interest rates were lower in the 2008 quarter than in the 2007 quarter and because we had lower notional amount of interest rate swaps in place during the 2008 quarter. For the three months ended September 30, 2008, interest expense relating to our secured revolving credit facility, related party, increased $0.5 million as we first utilized this financing source commencing late in 2007. For the three months ended September 30, 2008, interest expense on our senior mortgage-backed notes, related party, decreased $1.5 million due to our repayment in full of those notes in July 2008. In addition, amortization of deferred financing costs for the three months ended September 30, 2008 decreased by $1.1 million, or 100.0%, over the same period in 2007 because we wrote off all deferred financing costs relating to our CDOs on January 1, 2008 when we elected to mark our CDO liabilities to market under SFAS 159.

        Expenses for the three months ended September 30, 2008 also included base management fees and amortization related to restricted stock and options granted to our Manager totaling approximately $0.2 million. Expenses for the same period in 2007 also included base management fees of approximately $1.3 million and amortization of approximately $0.1 million related to restricted stock and options granted to our Manager. Management fee expenses decreased primarily due to the $345.9 million net loss in 2007 and the $270.0 million net loss for the nine months ended September 30, 2008, which reduced the management fee for the third quarter of 2008 compared to the same period in 2007. In addition, for the three months ended September 30, 2008, we had depreciation and amortization expense of $3.0 million and commercial real estate expenses of $0.4 million relating to our commercial property investments, compared to $2.8 million and $0.3 million, respectively for the same period in 2007, because we acquired an additional commercial property in September 2007. We also incurred a $4.4 million loan loss relating to one of our construction loans.

  Other Revenues (Expenses)

        Other expenses for the three months ended September 30, 2008 totaled approximately $65.6 million, compared with other expenses of $110.5 million for the same period in 2007, a decrease of $44.9 million, or 40.6%. Other expenses for the three months ended September 30, 2008 consisted primarily of $6.2 million of realized and unrealized losses on derivatives, primarily as a result of realized and unrealized losses on CDS of $0.2 million, realized losses on settlement of interest rate swaps of $2.7 million and unrealized losses on hedge ineffectiveness and undesignation of $1.7 million, offset in part by a $4.8 million increase in unrealized gain on economic hedges. In addition, a $32.3 million recognized loss relating to net changes in the values of assets and liabilities carried under the fair value option of SFAS 159, and a $26.9 million loss on impairment of securities available for sale, which was comprised of a $9.6 million impairment relating to CMBS, Non-Agency RMBS and preferred stock investments caused by adverse changes in cash flow assumptions and a $17.3 million impairment caused by an other than temporary decline in market values due to spread widening. Other expenses for the three months ended September 30, 2007 consisted primarily of $27.6 million of realized and unrealized loss on derivatives, primarily as a result of realized and unrealized losses on CDS of $25.1 million, and an $81.3 million loss on impairments of securities available for sale, which was comprised of a $9.2 million impairment relating to Agency MBS that we no longer intended to hold to maturity or until the recovery of our cost and a $72.1 million impairment relating to Non-Agency RMBS, of which $38.3 million was caused by adverse changes in cash flow assumptions and of which $33.8 million was caused by an other than temporary decline in market values due to spread widening, $2.5 million of realized net loss on the sale of securities available for sale, and $0.5 million of foreign currency exchange loss. This was offset in part by $0.7 million of income from equity investments.

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

        We held cash and cash equivalents of approximately $7.0 million at September 30, 2008, which excludes restricted cash of approximately $26.9 million that is used to collateralize certain of our repurchase facilities ($0.5 million), CDS ($19.6 million) and certain other commercial real estate and financing obligations. In addition, we had restricted cash of $4.1 million that serves as collateral for a potential loss contingency for yield maintenance payments related to the sale of 11 of our whole loans to a third party.

        Our operating activities provided net cash of approximately $27.3 million for the nine months ended September 30, 2008 primarily as a result of realized and unrealized loss on derivatives of $39.1 million, net changes in assets and liabilities carried under the fair value option of SFAS 159 of $134.5 million, non-cash impairment charges relating to available for sale securities of $112.3 million, provision for loan loss of $20.9 million, non-cash depreciation and amortization of $9.1 million, amortization and write-off of deferred financing costs of $1.0 million and a realized net loss on available for sale securities, real estate loans and other investments of $4.8 million. Operating activities provided further net cash from a net decrease in interest receivable of $7.5 million. This was offset in part by a net loss of $270.0 million and other non-cash activities, including accretion of a net discount on available for sale securities and real estate loans of $15.1 million and amortization of intangible liabilities of $4.1 million. The increase in cash was also further offset by a net decrease in accounts payable and accrued liabilities, due to Manager and interest payable of $11.4 million, a net decrease in other receivables, prepaid expenses and other assets of $1.4 million and $3.4 million of net payments on the settlement of derivatives.

        Our operating activities provided net cash of approximately $23.5 million for the nine months ended September 30, 2007 primarily as a result of non-cash unrealized loss on derivatives of $42.5 million, non-cash impairment charges relating to available for sale securities of $104.0 million, non-cash depreciation and amortization of stock based compensation, deferred financing costs and real estate assets of $9.3 million an increase in the return on investment from equity investments of $2.2 million, and a realized net loss on available for sale securities, real estate loans and other investments of $1.3 million. Operating activities provided further net cash from a net decrease in interest receivable of $5.0 million. This was offset in part by a net loss of $95.5 million and other non cash activities, including accretion of a net discount on available for sale securities and real estate loans of $15.0 million, a gain on foreign currency translation of $4.3 million, amortization of intangible liabilities and deferred gains on derivatives of $4.4 million, income from equity investments of $2.2 million, accretion of interest on real estate loans of $1.1 million and an increase in deferred tax income of $0.9 million. The increase in cash was also further offset by a net decrease in accounts payable and accrued liabilities, due to Manager and interest payable of $14.4 million and a net increase in other receivables, prepaid expenses and other assets of $3.7 million.

        Our investing activities provided net cash of $1,392.1 million for the nine months ended September 30, 2008 primarily from proceeds received from the sale of securities available for sale of $1,178.4 million, proceeds from the sale of real estate loans of $9.7 million, proceeds from the sale of other investments of $141.1 million, proceeds from rent enhancement of $2.6 million, principal repayments from available for sale securities and real estate loans totaling $73.7 million, net receipts of restricted cash from other investments of $17.4 million, and return of capital from equity investments of $0.4 million. This was partially offset by net cash paid to terminate swaps of $30.2 million.

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

        Our financing activities used net cash of $1,439.9 million for the nine months ended September 30, 2008 primarily due to net payments on repurchase agreements of $1,276.8 million, dividends paid of $41.0 million, principal repayments of CDOs and senior mortgage-backed securities of $112.0 million, payments on the settlement of derivatives of $10.5 million and payments on borrowings under our secured revolving credit facility with a related party of $25.9 million. This was partially offset by net receipts from restricted cash of $17.3 million.

        Our financing activities used net cash of $633.4 million for the nine months ended September 30, 2007 primarily from net payments on repurchase agreements, including with related parties, of $1,291.9 million, dividends paid of $50.5 million, principal repayments of CDOs and senior mortgage-backed securities of $13.0 million, payment of deferred financing costs of $8.1 million, payments on the settlement of designated derivatives of $6.7 million and the repurchase of common stock of $2.6 million. This was partially offset by proceeds from the issuance of CDOs of $325.0 million, proceeds from the issuance of senior mortgage-backed notes to a related party of $101.5 million, proceeds from the issuance of mortgage notes payable of $219.4 million, proceeds from the issuance of junior subordinated debentures of $50.0 million, net receipts from restricted cash of $40.5 million and proceeds from the settlement of derivatives of $4.7 million.

        Our source of funds as of September 30, 2008, excluding our March 2005 and August 2006 common stock offerings and our March 2007 trust preferred offering, consisted of net proceeds from repurchase agreements totaling approximately $8.3 million with a weighted average current borrowing rate of 4.64% and borrowings under our secured revolving credit facility (which had unused availability of $58.6 million as of September 30, 2008), which we used to finance the acquisition of securities available for sale and to provide margin with respect to such borrowings, and proceeds from mortgages payable of $219.4 million, which we used to finance a portion of the purchase price for commercial real estate. We expect to continue to borrow funds in the form of credit facilities and to the extent we purchase additional commercial real estate, mortgage loans. As of the date of this report, we have established approximately 15 borrowing arrangements with various investment banking firms and other lenders, three of which were in use on September 30, 2008. Increases in short-term interest rates or widening of interest rate spreads could negatively affect the valuation of our mortgage-related assets, which could limit our borrowing ability or cause our lenders to initiate margin calls. We expect that amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements, monthly principal and interest payments received on our mortgage-backed securities, borrowings under our secured revolving credit facility and the proceeds from asset sales.

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

        Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that the net proceeds of our equity offerings and our trust preferred offering, combined with our existing equity capital, cash flow from operations and the utilization of borrowings, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements, such as funding our investment activities, paying fees under our management agreement, funding our distributions to stockholders and paying general corporate expenses. However, an increase in prepayment rates substantially above our expectations or significant spread widening could cause a temporary liquidity shortfall due to the timing of the necessary margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell debt or additional equity securities. If required, the sale of MBS or real estate loans at prices lower than their carrying value would result in losses. As a result of the disposition of our Agency MBS portfolio and the repayment of a significant portion of our short-term indebtedness, we are less exposed to the risk of margin calls on our short-term financings.

        In August 2007, we entered into a $100.0 million unsecured 364-day credit facility with Brookfield US Corporation, an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100.0 million in the aggregate. On March 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth and to eliminate the financial covenants relating to minimum net income (as defined in the facility), a maximum leverage ratio and interest rate sensitivity. On August 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of June 30, 2008, to revise the financial covenant relating to minimum net worth such that after giving effect to the amendment, we are required to maintain a minimum net worth of $40.0 million. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendments were approved by the independent members of our board of directors. As of September 30, 2008, we owed $41.4 million under this facility and we had $58.6 million of unused availability under this facility, and we pledged MBS, real estate loans and a portion of the equity in our commercial real estate with an aggregate carrying value of $43.8 million to secure the $41.4 million of borrowings outstanding at such date.

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

        We generally seek to borrow between four and eight times the amount of our equity. At September 30, 2008, our total debt was approximately $474.0 million, which represented a leverage ratio of approximately 270.9 times the amount of our equity.

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

  Off-Balance Sheet Arrangements

        As of September 30, 2008, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special-purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the nine months ended September 30, 2008, we made advances of $0.8 million to fund a real estate construction loan. As of September 30, 2008, we had no outstanding commitment to fund real estate loans.

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

        During the nine months ended September 30, 2008, we made advances of $0.8 million to fund a real estate construction loan. As of September 30, 2008, we had no outstanding commitment to fund real estate loans. See Note 10 to our consolidated financial statements included elsewhere herein. During the first quarter of 2008, we sold our investment in private equity funds and were released from our capital commitment related to that investment.

        In June and July 2008, we sold 13 whole loans to a third party. See Note 5 to our consolidated financial statements included elsewhere herein. In connection with the sale of 11 of those loans, we entered into a yield maintenance agreement which serves to protect the buyer against potential prepayments of those 11 whole loans. In accordance with the agreement, we deposited $4.1 million into a restricted trust account to serve as collateral for the potential loss contingency. The agreement provides for the quarterly release to either the buyer or us of a proportionate share of the collateral contingent on any prepayments of the 11 whole loans. Our maximum loss contingency under this agreement totaled $4.1 million. As of September 30, 2008, we accrued a loss contingency totaling $1.0 million based on assumptions developed by management relating to the timing and value of expected prepayments on the 11 loans. The loss contingency is recorded as additional realized loss on the sale of real estate loans in our statement of operations.

        The following table sets forth information about our contractual obligations as of September 30, 2008:

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-Term Debt Obligations
Repurchase obligations	$8,335	$8,335	$—	$—	$—
Collateralized debt obligations(1)	474,432	13,972	82,226	56,043	322,191
Junior subordinated notes	51,550	—	—	—	51,550
Mortgage payable	219,380	—	222	531	218,627
Secured revolving credit facility, related party	41,420	41,420	—	—	—
Unfunded loan commitments	—	—	—	—	—

Total(2)	$795,117	$63,727	$82,448	$56,574	$592,368

(1)
Amount is based on unpaid principal balance. As of September 30, 2008, the difference between fair value and unpaid principal balance is $321,070.

(2)
We also are subject to interest rate swaps for which we can not estimate future payments due.

        The following table presents certain information regarding our repurchase obligations as of September 30, 2008:

Repurchase Agreement Counterparties	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreement in Days
	(In millions)
JPMorgan Chase Bank	$10.4	15
Morgan Stanley & Co., Incorporated.	3.2	27

Total	$13.6	17

    (1)
    Equal to the fair value of collateral, including restricted cash and accrued interest receivable on collateral, minus repurchase agreement liabilities and accrued interest expense.

        The repurchase agreements for our repurchase facilities generally do not include substantive provisions other than those contained in the standard master repurchase agreement as published by the Bond Market Association. As noted below, some of our master repurchase agreements that were in effect as of the date of this report contain negative covenants requiring us to maintain certain levels of net asset value, tangible net worth and available funds and comply with interest coverage ratios, leverage ratios and distribution limitations. Two of our master repurchase agreements, which accounted for $0 of our liabilities as of September 30, 2008, provide that they may be terminated if, among other things, our stockholders' equity decreases below certain levels, we lose our REIT status or our Manager is terminated. Generally, if we violate one of these covenants, the counterparty to the master repurchase agreement has the option to declare an event of default, which would accelerate the repurchase date. If such option is exercised, then all of our obligations would come due, including either purchasing the securities or selling the securities, as the case may be. The counterparty to the master repurchase agreement, if the buyer in such transaction, for example, will be entitled to keep all income paid after the exercise, which will be applied to the aggregate unpaid repurchase price and any other amounts owed by us, and we are required to deliver any purchased securities to the counterparty.

        Certain of our repurchase agreements and our secured revolving credit facility contain financial covenants, including maintaining our REIT status and maintaining a specific net asset value or worth. As of September 30, 2008, we were in compliance with all of these financial covenants for facilities under which we had outstanding borrowings. As of September 30, 2008, our stockholders' equity (as defined in our secured revolving credit facility) was $53.3 million. If our stockholders' equity (as so defined) decreases below $40.0 million, we would be in default under that borrowing arrangement and if we were unable to obtain a waiver or an amendment of those terms, the lender under that facility would have the right to accelerate the maturity of the indebtedness and we could be forced to repay such indebtedness, which totaled $41.4 million as of September 30, 2008, in its entirety.

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

        As of September 30, 2008, the primary component of our market risk was interest rate risk, as described below. Although we do not seek to avoid risk completely, we do believe the risk can be quantified from historical experience and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

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

        On September 30, 2008, we were party to two interest rate swap contracts. The following table summarizes the expiration dates of these contracts and their notional amounts (in thousands):

Expiration Date	Notional Amount
2013	$47,189
2018	240,467

Total	$287,656

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

        The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive investments, repurchase agreement liabilities, CDO liabilities, senior mortgage-backed notes, mortgages payable, junior subordinated notes, secured revolving credit facility indebtedness and swaps, at September 30, 2008, assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points
	(Dollars in thousands)
Mortgage assets and other securities available for sale(1)
Fair value	$205,431	$191,367	$183,005
Change in fair value	$14,064	—	$(8,362)
Change as a percent of fair value	7.35%	—	(4.37)%
Real estate loans, including real estate loans held for sale
Fair value	$31,668	$31,130	$30,591
Change in fair value	$538	—	$(538)
Change as a percent of fair value	1.73%	—	(1.73)%
Repurchase agreements(2)
Fair value	$(8,335)	$(8,335)	$(8,335)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
CDO liabilities
Fair value	$(153,362)	$(153,362)	$(153,362)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Mortgages payable
Fair value	$(205,198)	$(193,557)	$(180,217)
Change in fair value	$(11,641)	—	$13,340
Change as a percent of fair value	6.01%	—	(6.89)%
Junior subordinated notes
Fair value	$(15,596)	$(15,058)	$(14,562)
Change in fair value	$(538)	—	$496
Change as a percent of fair value	3.57%	—	(3.30)%
Secured revolving credit facility, related party
Fair value	$(41,420)	$(41,420)	$(41,420)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Undesignated interest rate swaps
Fair value	$(14,579)	$(13,372)	$(12,328)
Change in fair value	$(1,207)	—	$1,044
Change as a percent of notional value	(0.42)%	—	0.36%
Credit default swaps
Fair value	$(18,788)	$(18,756)	$(18,725)
Change in fair value	$(32)	—	$31
Change as a percent of notional value	(0.16)%	—	0.16%

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

Related Party Transactions

        We have entered into a management agreement, as amended (the "Agreement"), with our Manager. The initial term of the Agreement expires in December 2008. After the initial term, the Agreement will be automatically renewed for a one-year term each anniversary date thereafter unless we or our Manager terminate the Agreement. We and our Manager have agreed to renew the Agreement for the 2009 year. The Agreement provides that our Manager will provide us with investment management services and certain administrative services and will perform our day-to-day operations. The monthly base management fee for such services is equal to 1.5% of one-twelfth of our equity, as defined in the Agreement, payable in arrears. In March 2008, we and our Manager agreed that during 2008, we would pay the base management fee in shares of our common stock, rather than in cash. In May 2008, we issued 68,338 shares of our common stock to our Manager in respect of the base management fee for the quarter ended March 31, 2008 at a price per share of $10.15; in August 2008, we issued 99,998 shares of our common stock to our Manager in respect of the base management fee for the quarter ended June 30, 2008 at a price per share of $4.18; and in November 2008, we issued 29,969 shares of our common stock to our Manager in respect of the base management fee for the quarter ended September 30, 2008 at a price per share of $1.93.

        In addition, under the Agreement, our Manager earns a quarterly incentive fee equal to 25% of the amount by which the quarterly net income per share, as defined in the Agreement (which principally excludes the effect of stock compensation and the unrealized change in derivatives), exceeds an amount equal to the product of the weighted average of the price per share of the common stock we issued in our March 2005 private offering and in our August 2006 initial public offering and the price per share of common stock in any subsequent offerings by us, multiplied by the higher of (i) 2.4375% or (ii) 25% of the then applicable 10 year Treasury note rate plus 0.50%, multiplied by the then weighted average number of outstanding shares for the quarter. The incentive fee is paid quarterly. The Agreement provides that 10% of the incentive management fee is to be paid in shares of our common stock (providing that such payment does not result in our Manager owning directly or indirectly more than 9.8% of our issued and outstanding common stock) and the balance is to be paid in cash. Our Manager may, at its sole discretion, elect to receive a greater percentage of its incentive management fee in shares of our common stock. The incentive management fees included in our consolidated statements of operations that were incurred during the nine months ended September 30, 2008 and 2007 and the three months ended September 30, 2008 and 2007 were $0, $0.1 million, $0 and $0, respectively.

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

        We issued to our Manager 84,000 shares of our restricted common stock and granted options to purchase 126,000 shares of our common stock for a 10 year period at a price of $25 per share in March 2005. We issued to one of our executive officers 30,000 shares of restricted common stock in March 2006. 10,000 of such shares vested on March 15, 2007 and the remaining 20,000 shares were forfeited in April 2007 when the executive officer to whom such shares were issued resigned from his position with us. We issued to one of our directors 2,000 shares of restricted stock in November 2006 and 2,000 shares of restricted stock in May 2007, both of which vest on the first anniversary of the date of issuance. For the nine months ended September 30, 2008 and 2007 and the three months ended September 30, 2008 and 2007, the base management expense was $1.3 million, $5.1 million, $0.2 million and $1.4 million, respectively. Included in the management fee expense for the nine months ended September 30, 2008 and 2007 and the three months ended September 30, 2008 and 2007 was $0 million, $0.5 million, $0 million and $0.1 million, respectively, of amortization of stock-based compensation related to restricted stock and options granted.

        The Agreement provides that we are required to reimburse our Manager for certain expenses incurred by our Manager on our behalf provided that such costs and reimbursements are no greater than that which would be paid to outside professionals or consultants on an arm's length basis. For the nine months ended September 30, 2008 and 2007, we were not charged any reimbursable costs by our Manager.

        In January 2007, we purchased a $28.5 million investment in BREF One, LLC (the "Fund"), a real estate finance fund sponsored by Brookfield Asset Management Inc. ("Brookfield"), the indirect parent of our Manager, and managed by a Brookfield subsidiary, and incurred a $10.4 million unfunded capital commitment to the Fund. The acquisition was made from two subsidiaries of Brookfield. As of December 31, 2007, the unfunded commitment totaled $1.5 million. During the first quarter of 2008, we sold our interest in the Fund to an affiliate of our Manager at its carrying value of $35.7 million and we were released from our unfunded capital commitment to the Fund. During the nine months ended September 30, 2008 and the three months ended September 30, 2008 we had less than $0.1 million of equity losses from our investment in the fund and during the nine months ended September 30, 2007 and the three months ended September 30, 2007, we had $0.7 million and $2.2 million, respectively, of equity income from our investment in the Fund.

        In August 2007, we entered into a $100.0 million unsecured 364-day credit facility with Brookfield US Corporation, an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100.0 million in the aggregate. On March 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth and to eliminate the financial covenants relating to minimum net income (as defined in the facility), a maximum leverage ratio and interest rate sensitivity. On August 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of June 30, 2008, to revise the financial covenant relating to minimum net worth such that after giving effect to the amendment, we are required to maintain a minimum net worth of $40.0 million. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendments were approved by the independent members of our board of directors. The credit agreement contains customary representations, warranties and covenants, including covenants limiting dividends, liens, mergers, asset sales and other fundamental changes. In addition, the credit agreement contains additional covenants, which include maintaining a certain minimum net worth. As of September 30, 2008, we owed $41.4 million under this facility.

        We and our Manager have entered into sub-advisory agreements with other affiliated entities and the fees payable under such agreements will be paid from any management fees earned by our Manager. In addition, certain of these affiliated sub-advisory entities introduced investments to us for purchase that we acquired for a total of $289.0 million during the nine months ended September 30, 2007; our affiliated sub-advisory entities did not introduce any investments to us that we acquired during the nine months ended September 30, 2008. The purchase price of three commercial real estate properties that we purchased in March 2007 and September 2007 from an affiliate of our Manager, at a total cost of approximately $260.5 million, were determined as part of a competitive bid process, and the purchase price of our investment in a private equity fund managed by an affiliate of our Manager, at a total initial cost of approximately $28.5 million, was acquired at its book value assuming hypothetical liquidation. All such acquisitions were approved in advance by the independent members of our board of directors.

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

        Important factors that we believe might cause actual results to differ from any results expressed or implied by these forward-looking statements are discussed in the cautionary statements contained in Exhibit 99.1 to this Form 10-Q, which are incorporated herein by reference. In assessing forward-

looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q.

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

        As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Controls

        There have been no changes in our "internal control over financial reporting" (as defined in paragraph (d) of Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II.

OTHER INFORMATION

Item 1.    Legal Proceedings

        None

Item 1A.    Risk Factors

        There have been no material changes to the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 14, 2008 with the SEC. A copy of those risk factors, updated for September 30, 2008, are attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We and our Manager agreed that we would pay the base management fee that we owe to our Manager for 2008 in shares of our common stock in lieu of cash. The base management fee is paid quarterly, and the shares of common stock are valued at the weighted average closing price for the last five trading days of the applicable quarter. For management fees earned during the nine months ended September 30, 2008, we issued the following shares of common stock to our Manager at the following prices:

Issuance date	Number of shares issued	Price per share	Aggregate price
May 2, 2008	68,338	$10.15	$693,630.70
August 6, 2008	99,998	$4.18	$417,991.64
October 31, 2008	29,969	$1.93	$57,840.17

        The shares of common stock were sold in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, as a transaction not involving a public offering. The Manager is an "accredited investor" as that term is defined under Rule 501 of Regulation D, and we did not engage in general solicitation.

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

II-1

11.1	Statements regarding Computation of Earnings per Share (Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 15 to the consolidated financial statements contained in this report)
31.1*	Certification of William M. Powell, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Craig J. Laurie, Chief Financial Officer and Treasurer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of William M. Powell, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Craig J. Laurie, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Risk Factors

*
Filed herewith.

II-2

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRYSTAL RIVER CAPITAL, INC.
/s/ WILLIAM M. POWELL
November 7, 2008	William M. Powell
Date	President and Chief Executive Officer
/s/ CRAIG J. LAURIE
November 7, 2008	Craig J. Laurie
Date	Chief Financial Officer and Treasurer

S-1

QuickLinks

CRYSTAL RIVER CAPITAL, INC. INDEX
PART I. FINANCIAL INFORMATION
Crystal River Capital, Inc. and Subsidiaries Consolidated Balance Sheets (in thousands, except share and per share data)
Crystal River Capital, Inc. and Subsidiaries Consolidated Statements of Operations (in thousands, except share and per share data) (Unaudited)
Crystal River Capital, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders' Equity For the Nine Months Ended September 30, 2008 (in thousands, except share data) (Unaudited)
Crystal River Capital, Inc. and Subsidiaries Consolidated Statements of Cash Flows (in thousands) (Unaudited)
Crystal River Capital, Inc. and Subsidiaries Notes to Consolidated Financial Statements September 30, 2008 (in thousands, except share and per share data) (unaudited)
Crystal River Capital, Inc. and Subsidiaries Notes to Consolidated Financial Statements September 30, 2008 (in thousands, except share and per share data) (unaudited)
Crystal River Capital, Inc. and Subsidiaries Notes to Consolidated Financial Statements September 30, 2008 (in thousands, except share and per share data) (unaudited)
Crystal River Capital, Inc. and Subsidiaries Notes to Consolidated Financial Statements September 30, 2008 (in thousands, except share and per share data) (unaudited)
Crystal River Capital, Inc. and Subsidiaries Notes to Consolidated Financial Statements September 30, 2008 (in thousands, except share and per share data) (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES