Form 10-K
period 2008-12-31
Crystal River Capital, Inc.
filed 2009-03-03
CIK 1344705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32958

Crystal River Capital, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-2230150 (I.R.S. Employer Identification No.)
Three World Financial Center, 200 Vesey Street, 10th Floor New York, New York (Address of principal executive offices)	10281-1010 (Zip Code)

Registrant's telephone number, including area code: (212) 549-8400

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	None

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

MARKET VALUE

         The aggregate market value of the outstanding common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $83.3 million (based on the closing sale price of $3.66 per share as reported by the New York Stock Exchange on that date).

OUTSTANDING STOCK

         As of February 26, 2009, there were 24,905,253 outstanding shares of common stock. The common stock is traded on the Over-the-Counter Bulletin Board and on Pink Sheets under the trading symbol "CYRV".

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the close of the registrant's fiscal year.

 CRYSTAL RIVER CAPITAL, INC.

i

EXPLANATORY NOTE

Except where the context suggests otherwise in this report, the terms "Crystal River," "we," "us" and "our" refer to Crystal River Capital, Inc. and its subsidiaries; "our Manager" refers to our external manager, Hyperion Brookfield Crystal River Capital Advisors, LLC and in certain contexts, may refer to our external manager and its affiliates that provide advisory services to us, including our sub-advisors; "Hyperion Brookfield" refers to Hyperion Brookfield Asset Management, Inc., a sub-advisor that has been retained by us and our Manager; "Brookfield Sub-Advisor" refers to Brookfield Crystal River Capital L.P., a sub-advisor that has been retained by us and our Manager; and "Brookfield" refers to Brookfield Asset Management Inc., the indirect parent company of our Manager, Hyperion Brookfield and Brookfield Sub-Advisor, together with its subsidiaries. References in this report to the rating of a debt security reflects the lowest of the credit ratings for such security issued by each of Fitch, Inc., Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc.

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

PART I

Item 1.    Business.

        Crystal River is a Maryland corporation that invests in commercial real estate, real estate loans and instruments, real estate-related securities, such as commercial and residential mortgage-backed securities, and various other asset classes. Our objective is to generate sustainable current income and long-term capital appreciation to our investors. To achieve this objective, we currently are investing primarily in commercial real estate, whole mortgage loans, mezzanine loans, commercial mortgage-backed securities, or CMBS, and non-Agency residential mortgage-backed securities, or non-Agency RMBS. We also have invested in and may in the future invest in junior interests in mortgage loans known as B Notes, mortgage-backed securities issued by U.S. Government sponsored agencies, or Agency MBS, diversified asset-backed securities, or ABS, including consumer obligations, and collateralized debt obligations, or CDOs. Finally, we have made and intend to continue to make selective debt and/or equity investments in certain alternative assets, which may include power generating facilities, timber and private equity funds managed by certain of our affiliates that invest in such assets, to diversify our portfolio and enhance our risk adjusted returns. We are externally managed and advised by wholly-owned subsidiaries of Brookfield. We have elected and qualified to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code since the 2005 tax year. To maintain our tax status as a REIT, we have distributed, and intend to continue to distribute, at least 90% of our taxable income, and have tailored our balance sheet investment program to originate or acquire loans and investments to produce a portfolio that meets the asset and income tests necessary to maintain qualification as a REIT.

        We were organized on January 25, 2005 by Hyperion Brookfield, which may be deemed to be our promoter, and completed a private offering of our common stock in March 2005, in which we raised net proceeds of approximately $405.6 million. In August 2006, we completed our initial public offering, in which we sold 7.5 million shares of our stock and raised net proceeds of $158.6 million.

        We currently own a portfolio consisting of commercial mortgage backed securities, residential mortgage backed securities, commercial mortgage loan products and commercial real estate office buildings that are net-leased on a long-term basis to JPMorgan Chase. In the current market, it is very difficult to obtain leverage against our portfolio of assets. Consequently, we are in the process of paying down our short-term debt. We actively manage our portfolio of assets with a goal of maximizing the cash flow that is produced from the assets. We make portfolio allocation decisions based on various factors, including expected cash yield, relative value, risk-adjusted returns, current and projected credit fundamentals, current and projected macroeconomic considerations, current and projected supply and demand, credit and market risk concentration limits, liquidity, cost and availability of financing and hedging activities, as well as maintaining our REIT qualification and our exclusion from regulation under the Investment Company Act of 1940. These factors place significant limits on the amount of certain of our targeted investments such as private equity funds, non-real estate loans and consumer ABS, non-real estate-related CDOs and other equity investments that we may include in our portfolio.

        Our common stock, par value $0.001 per share, which we refer to as the Common Stock, is traded on the Over-the-Counter Bulletin Board and on Pink Sheets under the symbol "CYRV". Our Board of Directors establishes our dividend by analyzing the long-term sustainability of earnings given existing market conditions and the current composition of our portfolio and by analyzing our distribution obligations as a REIT. This includes an analysis of our credit loss assumptions, general level of interest rates and projected hedging costs.

        We are managed by our Manager, a subsidiary of Brookfield Asset Management Inc., a publicly traded (NYSE:BAM) asset management company with approximately $80 billion of assets under management at December 31, 2008. Our Manager provides an operating platform that incorporates significant asset origination, risk management, and operational capabilities.

        Beginning in 2007, we determined that we operate in two reportable segments: a Commercial Real Estate segment and a Securities, Loans and Other segment. See Note 18 to our consolidated financial statements contained elsewhere herein for certain financial information relating to our segments for the year ended December 31, 2008.

        Current market conditions continue to remain challenging. Assets within our portfolio continued to decline in market value throughout 2008. Specifically, CMBS and RMBS assets, which make up the bulk of our securities portfolio, are valued by the marketplace as if they were "interest-only" securities that will only pay interest for another one to two years, with no principal being paid at maturity. We actively monitor the cash flow that is produced from this portfolio and use the cash flow that is produced to pay down our short term debt, including indebtedness under our secured revolving credit facility, which we continue to believe is in the best interest of the shareholders.

        During 2008, we were focused on executing our stated goal of reducing our short-term debt. The first step toward that goal was the sale of our $1.2 billion Agency MBS portfolio in the first half of 2008, which significantly decreased the size of our balance sheet. Our short-term debt totaled $1.3 billion at December 31, 2007 and as of December 31, 2008, it stood at $32.9 million. Our view is that in order to run our business effectively in the face of current market conditions, our fundamental focus needs to be on maximizing the current and expected cash flows of the Company. To this end, our board of directors prudently reduced the Company's dividend, beginning in the second quarter of 2008. This dividend decrease, together with our management of our cash flows has resulted in our cash flows from operations for the last six months of 2008 being in excess of three times the quarterly dividend.

Our Manager

        We are externally managed and advised by our Manager, a wholly-owned subsidiary of Brookfield that was formed on January 25, 2005 solely for the purpose of serving as our manager, whose officers consist of investment professionals and employees of Brookfield or one or more of its affiliates. As of December 31, 2008, our Manager had no employees and we and our Manager had no independent officers and were entirely dependent on Brookfield and its affiliates for the day-to-day management of our operations. While our directors periodically review our investment guidelines and our investment portfolio, other than any investments involving our affiliates or our sub-advisors' affiliates or investments proposed by Brookfield Sub-Advisor, which they are required to review and approve prior to such investments being made, they do not review all of our proposed investments. Our officers, as employees of Brookfield or one of its affiliates, have been delegated the responsibility to review and make investments consistent with our investment strategy and to provide direction and oversight to our sub-advisors. Our Manager did not have any experience managing a REIT prior to its entering into a management agreement with us and it currently does not provide management or other services to entities other than us.

        We and our Manager believe that the most significant opportunity for out-performance in the current market is to maximize the cash flow of the Company's assets and to reduce the Company's short-term debt. We and our Manager believe that, on a long-term basis, this approach will be most beneficial to our stockholders.

        We believe our relationship with Brookfield, Hyperion Brookfield, our Manager and our sub-advisors provides us with substantial benefits in sourcing, underwriting and managing our investments. Our Manager is responsible for administering our business activities and day-to-day operations and uses the resources of Brookfield to support our operations. We believe that our management agreement and sub-advisory agreements provide us access to broad referral networks, experience in capital markets, credit analysis, debt structuring, hedging and asset management, as well as corporate operations and governance. Our Manager, together with our sub-advisors, has well-respected, established portfolio management resources for each of our targeted asset classes and an extensive, mature infrastructure supporting those resources. Our Manager's and our sub-advisors'

portfolio management resources and infrastructure are fully scalable to service our company's activities. We also expect to benefit from our Manager's comprehensive risk management, which addresses not only the risks of portfolio loss, such as risks relating to price volatility, position sizing and leverage, but also the operational risks such as execution of transactions, clearing of transactions, recording of transactions, and monitoring of positions that can have major adverse impacts on investment programs.

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

Our Business Strengths

  •
  Access to Complementary Investment Skills of Sub-Advisors

  •
  Experienced Professionals and Senior Management Team

  •
  Diversified Investment Strategy

  •
  Access to Brookfield's Investment Management Infrastructure

  •
  Relationships and Deal Flow of Brookfield and Our Sub-Advisors

  •
  Alignment of Interests of Our Manager and Our Stockholders

Our Investment Strategy

        Our Manager's investment strategy is consistent with Brookfield's investment philosophy, which is predicated on the concept of producing stable cash flows and absolute returns. We and Brookfield believe that the most significant opportunities for out-performance exist between and within sectors, as well as among individual investments. The investment process begins with a macroeconomic assessment of the market. Included in the market assessment is the analysis of the interest rate environment, the phase of the real estate cycle, consumer credit trends, supply and demand relationships, as well as a review of any recently released or pending economic data. Our Manager seeks to determine the relative merits of sectors by combining the analysis of historical relationships with the firm's anticipated outlook for the market. Portfolio managers evaluate fundamental and technical developments in each sector, along with current offerings, recent transactions and market clearing levels and yield spread levels to provide a relative value outlook. This analysis is utilized to determine optimal areas to allocate credit risk in the portfolio across sectors and maturities and to maximize yield and total return expectations.

        The most important component of our Manager's relative value investment strategy is security selection, a process that is the result of both quantitative and qualitative inputs, as well as the experience of the portfolio managers. Members of the investment team, utilizing our Manager's proprietary analytics, determine the relative strengths of various securities based on applicable criteria such as issuer, issue, vintage, credit rating, structure, and geographic exposure. The security selection process focuses on four primary areas: the analysis of credit strength, the analysis of security structure, the determination of relative value, and a surveillance function. The analysis of credit strength entails the assessment of loan level attributes such as a security's loan-to-value ratio, ratios like borrower's debt to income, or debt coverage, and loan features and location, as well as trend level attributes such as vintage and issuer. Security structure involves the comprehensive examination of a security's structural attributes such as credit support, triggers, single asset, conduit, large loan, as well as its yield maintenance provisions and prepayment lock-outs. After these first two analyses, the relative value of a security versus other candidates is determined through the evaluation of such aspects as yield spread and liquidity. Finally, after purchase, a surveillance function begins that uses our Manager's analytical tools to determine whether a security continues to perform as expected.

        Our objective is to provide attractive returns to our investors through a combination of dividends and capital appreciation. To achieve this objective, we opportunistically invest in a diversified investment portfolio of real estate securities, real estate and various other asset classes. We believe that this strategy permits us to be opportunistic and invest in those assets that generate attractive risk-adjusted returns, subject to maintaining our REIT status and exclusion from regulation under the Investment Company Act. Accordingly, we have not adopted policies that require us to establish or maintain any specific asset allocations, and our targeted allocations will vary from time to time as determined by our management team, subject to the oversight of our board of directors.

        We benefit from the full range of experience and depth of resources developed by our Manager and its affiliates in managing approximately $80 billion of assets as of December 31, 2008. We rely on our Manager's expertise in identifying assets within our target asset classes. We expect to make portfolio allocation decisions based on various factors, including expected cash yield, relative value, risk-adjusted returns, current and projected credit fundamentals, current and projected macroeconomic considerations, current and projected supply and demand, credit and market risk concentration limits, liquidity, cost of financing and financing availability, as well as maintaining our REIT qualification and exclusion from regulation under the Investment Company Act.

  Our Target Asset Classes

        Our targeted asset classes and the principal investments we may make in each, whether directly or indirectly through investments in funds that focus on these asset classes, are as follows:

Asset Class	Principal Investments
Commercial Real Estate	•	Direct Property Ownership
	•	REIT Common and Preferred Stock investment
	•	Preferred Equity Investments
	•	Joint Ventures
Mortgages and Other Real Estate Debt	•	Mortgage Loans
	•	Bridge Loans
	•	B Notes
	•	Mezzanine Loans
	•	Land Loans
	•	Construction Loans
	•	Construction Mezzanine Loans
MBS
—CMBS	•	Investment Grade CMBS (Senior and Subordinated)
	•	Below-Investment Grade CMBS (Rated and Non-Rated)
—Agency MBS	•	Agency Adjustable Rate Mortgages ("ARMs")
—RMBS	•	Non-Agency ARMs
	•	Investment Grade RMBS
	•	Below-Investment Grade RMBS
	•	Non-Conforming Loans
	•	Other RMBS
Other asset-backed securities	•	CDOs
	•	Consumer ABS
	•	Aircraft ABS

Asset Class	Principal Investments
Alternative Assets	•	Hydroelectric, Gas- and Coal-Fired Power Generating Facilities
	•	Timber
	•	Other Equity Investments

        Our net investment income is generated primarily from the net spread, or difference, between the interest income and rental income we earn on our investment portfolio and the cost of our borrowings and hedging activities. Our net investment income will vary based upon, among other things, the difference between the interest rates earned on our various interest-earning assets and the borrowing costs of the liabilities used to finance those investments.

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

        The following discusses the principal investments we have made and that we may make in the future and our general leverage targets for each type of principal investment. Generally, we attempt to match fund our investments by matching the maturity of the financing source with the expected maturity of the investment. Accordingly, where appropriate and available, we will use direct mortgage borrowing and CDO issuances or other long-term borrowings to finance long-term assets.

        Direct Real Property Ownership.    We have made, and expect to continue to make, direct investments in income-producing commercial real estate either within or outside the United States. Such investments may include office, multi-family residential, retail and industrial properties. We may acquire ownership of commercial property that we will own and operate or otherwise acquire controlling and non-controlling interests in commercial property through joint ventures and similar arrangements. We currently expect to leverage our direct real estate investments in the range of three to eight times the amount of our equity allocated to the asset class. As of December 31, 2008, we had $228.3 million of direct investments in real property. In connection with our direct real property ownership, we have recorded rent enhancement receivables totaling $13.8 million as of December 31, 2008. Intangible assets and liabilities recorded in connection with our direct real property ownership totaled $75.5 million and $72.3 million, respectively, as of December 31, 2008.

        Whole Mortgage Loans and Bridge Loans.    We have originated and purchased, and may in the future originate or purchase, direct or indirect interests in whole loans secured by first mortgages which provide long-term mortgage financing to commercial property developers and owners that generally have maturity dates ranging from three to ten years. We also may originate or purchase first mortgage loans that provide interim or bridge financing until permanent mortgage financing can be obtained. The maturity dates on bridge loans are generally less than five years. In some cases, we may originate and fund a first mortgage loan with the intention of selling the senior tranche and retaining the B Note or mezzanine loan tranche. As of December 31, 2008, we had originated 100% of the aggregate principal amount of whole mortgage loans and bridge loans that we held. We currently, and expect to continue to, leverage our investments in whole mortgage loans and bridge loans in the range of zero to eight times the amount of our equity allocated to the asset class. As of December 31, 2008, we had approximately $2.5 million in whole loans with a weighted average coupon rate of 3.73%.

        Commercial Real Estate Subordinated Loans.    We have invested in, and may in the future invest in, direct or indirect interests in commercial real estate subordinated loans, which we refer to as B Notes, that may be rated by at least one nationally recognized rating agency. The subordination of a B Note typically is evidenced by an inter-creditor agreement with the holder of the related A Note. B Notes share certain credit characteristics with subordinated CMBS, in that both reflect an interest in a first mortgage and are subject to more credit risk with respect to the underlying mortgage collateral than the corresponding senior securities or the A Notes, as the case may be. As opposed to a typical CMBS secured by a large pool of mortgage loans, B Notes typically are secured by a single property, and the associated credit risk is concentrated in that single property. B Notes also share certain credit characteristics with second mortgages, in that both are subject to more credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or the A Note, as the case may be. We may continue to acquire B Notes in negotiated transactions with the originators, as well as in the secondary market. We currently expect to leverage our investments in B Notes in the range of zero to four times the amount of our equity allocated to the asset class. As of December 31, 2008, we had $0 of investments in B Notes.

        Mezzanine Loans.    We have originated and purchased, and may in the future originate or purchase, direct or indirect interests in mezzanine loans that are subordinated to a first mortgage loan on a property and are senior to the borrower's equity in the property. These loans are made to the owner of the property and are secured by pledges of ownership interests in the property and/or the property owner. The mezzanine lender can foreclose on the pledge interests and thereby succeed to ownership of the property subject to the lien of the first mortgage. As of December 31, 2008, we had purchased 100% of the aggregate principal amount of mezzanine loans that we held. We currently expect to continue to leverage our investments in mezzanine loans in the range of zero to three times the amount of our equity allocated to the asset class. As of December 31, 2008, we had $11.2 million in mezzanine loans with a weighted average coupon rate of 10.06%.

        Construction Loans and Construction Mezzanine Loans.    We have originated or acquired participations in, and may in the future originate or acquire participations in, direct or indirect interests in construction or rehabilitation loans on commercial properties that generally provide 85% to 90% of total project costs and are secured by first lien mortgages. Alternatively, we may make mezzanine loans to finance construction or rehabilitation where our security is subordinate to the first lien mortgage. Construction loans generally would provide us with fees and interest income at risk adjusted rates and potentially a percentage of net operating income or gross revenues from the property, payable to us on an ongoing basis, and a percentage of any increase in value of the property, payable upon maturity or refinancing of the loan. As of December 31, 2008, we had originated 100% of the aggregate principal amount of construction loans and construction mezzanine loans that we held, which includes those loans in which we participated in the original syndication. We currently expect to continue to leverage our investments in construction loans and construction mezzanine loans in the range of zero to four times the amount of our equity allocated to the asset class. As of December 31, 2008, we had approximately $0.4 million in construction loans with a weighted average coupon rate of 16.00% (this loan currently is in default and is not paying cash interest).

        Commercial Mortgage Backed Securities.    We have invested in, and may in the future invest in, CMBS that are secured by, or evidence ownership interests in, a single commercial mortgage loan, or a partial or entire pool of mortgage loans secured by commercial properties. These securities may be senior, subordinated, investment grade or non-investment grade. We currently, and intend to continue to, acquire CMBS from private originators of, or investors in, mortgage loans, including savings and loan associations, mortgage banks, commercial banks, finance companies, investment banks and other entities. We expect to enter into interest rate swaps, futures, options or other strategies to reduce the impact of changes in interest and financing rates for these investments. We currently leverage our investments in CMBS in the range of zero to five times the amount of our equity allocated to the asset class. As of December 31, 2008, we had approximately $58.1 million in CMBS with a weighted average coupon rate of 5.19%.

        Agency Mortgage Backed Securities.    We have invested in, and may in the future invest in, Agency MBS. Agency MBS are securities that represent participations in, are secured by or payable from, mortgage loans secured by residential real property, which include agency mortgage pass-through certificates and agency collateralized mortgage obligations, or CMOs. We have entered into, and may in the future enter into, interest rate swaps, futures, options or other strategies to reduce the impact of changes in interest and financing rates for these investments. Adjustable rate mortgages, or ARMS, have interest rates that reset periodically, typically every six or 12 months. Because the interest rates on ARMS adjust periodically based on market conditions, ARMS tend to have interest rates that do not significantly deviate from current market rates. This, in turn, can cause ARMS to have less price sensitivity to interest rates. Hybrid ARMS have interest rates that have an initial fixed period (typically two, three, five, seven or ten years) and thereafter reset at regular intervals in a manner similar to traditional ARMS. The investment characteristics of pass-through MBS differ from those of traditional fixed-income securities. Mortgage prepayments are affected by factors including the level of interest rates, general economic conditions, the location and age of the mortgage, and other social and demographic conditions. Generally, prepayments on pass-through MBS increase during periods of falling mortgage interest rates and decrease during periods of stable or rising mortgage interest rates. Reinvestment of prepayments may occur at higher or lower interest rates than the original investment, thus affecting the yield on our portfolio. We currently expect to leverage investments in Agency MBS in the range of up to 15 times the amount of our equity allocated to this asset class. As of December 31, 2008, we had $0 of investments in Agency MBS.

        Residential Mortgage Backed Securities.    We currently own, and in the future may invest in, Non-Agency RMBS. Non-Agency RMBS are debt obligations issued by special purpose vehicles that are backed by residential mortgage loans that generally are not eligible for agency purchase. Non-Agency RMBS generally are issued as CMOs and are backed by pools of whole mortgage loans. Non-Agency RMBS generally are securitized in senior and subordinated structures, or structured with one or more of the types of credit enhancement. We have entered into, and expect to continue to enter into, interest rate swaps, futures, options or other strategies to reduce the impact of changes in interest and financing rates for these investments. Adjustable rate mortgages, or ARMS, have interest rates that reset periodically, typically every six or 12 months. Because the interest rates on ARMS adjust periodically based on market conditions, ARMS tend to have interest rates that do not significantly deviate from current market rates. This, in turn, can cause ARMS to have less price sensitivity to interest rates. Hybrid ARMS have interest rates that have an initial fixed period (typically two, three, five, seven or ten years) and thereafter reset at regular intervals in a manner similar to traditional ARMS. The investment characteristics of pass-through RMBS differ from those of traditional fixed-income securities. Mortgage prepayments are affected by factors including the level of interest rates, general economic conditions, the location and age of the mortgage, and other social and demographic conditions. Generally, prepayments on pass-through RMBS increase during periods of falling mortgage interest rates and decrease during periods of stable or rising mortgage interest rates. Reinvestment of prepayments may occur at higher or lower interest rates than the original investment, thus affecting the yield on our portfolio. We leverage our RMBS investments in the range of zero to five times the amount of our equity allocated to the asset class. As of December 31, 2008, we had approximately $14.8 million in RMBS with a weighted average coupon rate of 3.70%.

        Preferred Equity Investments.    We may make preferred equity investments in entities that directly or indirectly own income-producing commercial real estate. These preferred equity investments are not secured, but holders have priority relative to common equity holders on cash flow distributions and proceeds of capital events. In addition, preferred holders can often enhance their position and protect their equity position with lender-type covenants that limit the entity's activities and grant us the right to control the property after default subject to the lien of the first mortgage. We currently expect to leverage our preferred equity investments in the range of zero to five times the amount of our equity allocated to the asset class. As of December 31, 2008, we had $0 in preferred equity investments.

        REIT Common and Preferred Stock Investments.    We may invest in public and private issuances of common and preferred stock issued by REITs. We currently expect to leverage our investments in REIT preferred stock in the range of zero to three times the amount of our equity allocated to the asset class, subject to applicable margin requirements. As of December 31, 2008, we had $0 of investments in REIT common stock and REIT preferred stock.

        Other Equity Investments.    Subject to maintaining our qualification as a REIT, we also may invest from time to time in equity securities, which may or may not be related to real estate. These investments may include direct purchases of private equity as well as purchases of interests in private equity funds, which may be managed by affiliates of our Manager. We will follow a value-oriented investment approach and focus on the anticipated future cash flows generated by the underlying business, discounted by an appropriate rate to reflect both the risk of achieving those cash flows and the alternative uses for the capital to be invested. We also will consider other factors such as the strength of management, the liquidity of the investment, the underlying value of the assets owned by the issuer, and prices of similar or comparable securities. We currently expect that we may hold all, or at least a significant portion, of our other equity investments through our taxable REIT subsidiary, or TRS. To the extent that we do so, the income from such investments will be subject to corporate income tax. We currently expect to leverage our other equity investments in the range of zero to three times the amount of our equity allocated to the asset class. As of December 31, 2008, we had $0 of other equity investments.

        Consumer Asset-Backed Securities.    We have invested in, and may in the future continue to invest in, investment grade and non-investment grade consumer ABS. Consumer ABS are generally securities for which the underlying collateral consists of assets such as home equity loans, credit card receivables and auto loans. Aircraft ABS are generally collateralized by aircraft leases. Issuers of consumer and aircraft ABS generally are special purpose entities owned or sponsored by banks and finance companies, captive finance subsidiaries of non-financial corporations or specialized originators such as credit card lenders. We expect that a significant amount of the consumer and aircraft ABS that we hold at any time will be rated between A1/A and B1/B+ and will have an explicit rating from at least one nationally-recognized statistical rating agency. We currently expect to leverage our investments in consumer ABS in the range of zero to 15 times the amount of our equity allocated to the asset class. As of December 31, 2008, we had $0 of investments in consumer ABS.

        Collateralized Debt Obligations.    We have invested in, and may in the future invest in, the debt and equity tranches of CDOs to gain exposure to corporate bonds, ABS and other instruments. Because of our Manager's experience in structuring and managing CDOs, we believe we have a competitive advantage in analyzing investment opportunities in CDOs. In general, CDOs are issued by special purpose vehicles that hold a portfolio of debt obligation securities. The CDO vehicle issues tranches of debt securities of different seniority and equity to fund the purchase of the portfolio. The debt tranches are typically rated based on collateral quality, diversification and structural subordination. The equity securities issued by the CDO vehicle are the "first loss" piece of the CDO vehicle's capital structure, but they are also generally entitled to all residual amounts available for payment after the CDO vehicle's obligations to the debt holders have been satisfied. Some CDO vehicles are "synthetic," in which the credit risk to the collateral pool is transferred to the CDO vehicle by means of a credit derivative such as a credit default swap. We currently expect to leverage our investments in CDOs in the range of one to three times the amount of our equity allocated to the asset class. As of December 31, 2008, we had $0 in preferred equity of CDOs.

        Power and Timber.    We may make investments in income-producing timber and power generation assets. These investments may be in the form of either debt or equity interests. We may acquire these investments directly or participate with others through the syndication of debt positions, or in partnerships with other investors in equity ownership. These investments may be made in Brookfield's major geographic focus, namely, the United States and Canada, or elsewhere. Investments in power generation may relate to electricity generating facilities, such as hydroelectric, gas- or coal-fired power generating facilities. Investments in timber may be through freehold or leasehold interests, and will vary with respect to timber type, including hardwood and softwood, and age distribution. We currently expect to leverage our power and timber investments in the range of zero to eight times the amount of our equity allocated to the asset class. As of December 31, 2008, we had $0 of investments in power or timber.

        Other Investments.    As discussed above, we may invest opportunistically in other types of investments within our Manager's core competencies, including those discussed below.

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

        We likely will hold at least some of the corporate bonds, government bonds and derivative instruments in which we invest for strategic purposes through our TRS. To the extent that we do so, the income from such bonds and instruments will be subject to corporate income tax. As of December 31, 2008, we had approximately $1.6 million in other investments.

Investment Sourcing

        We recognize that investing in our targeted asset classes is highly competitive, and that our Manager will compete with many other investment managers for profitable investment opportunities in these areas. Accordingly, we believe the ability to identify and source such opportunities is very important to our success. We think that the combined and complementary strengths of Brookfield, Hyperion Brookfield and Brookfield Sub-Advisor in this regard give us a competitive advantage over such REITs.

        Our Manager and its affiliates currently source many of their clients' and our investments through their close relationships with a large and diverse group of financial intermediaries, ranging from major investment banks and brokerage firms to specialty dealers and financial sponsors. On a combined basis, these firms extensively cover our targeted asset classes. Our Manager also sources many investments from traditional sources, using proprietary deal screening procedures and credit analytics.

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

Investment Process

        To evaluate, invest and manage our investments in commercial real estate, CMBS, RMBS and other ABS, our Manager utilizes Brookfield's and Hyperion Brookfield's proprietary analytical methods in performing scenario analysis to forecast cash flows and expected total returns under different interest rate and credit assumptions. Simulation analysis is also performed to provide a broader array of potential patterns of return over different interest rate and credit scenarios. Such analysis may be applied to individual securities or to an entire portfolio. Our Manager also performs relative value analyses of individual securities based on yield, credit rating, average life, expected duration and option-adjusted spreads. Other considerations in our Manager's investment process include analysis of fundamental economic trends, suitability for investment by a REIT, consumer borrowing trends, home price appreciation and relevant regulatory developments.

        Our investments in real estate assets and other alternative asset classes will be recommended, closed and managed by our Manager, or by one of its affiliates, which may include Brookfield Sub-Advisor. To evaluate, invest and manage investments in real estate, Brookfield Sub-Advisor, through its affiliates, will utilize its experience and strong track record as an operator of commercial properties. Relying on Brookfield's local presence in offices in the United States, Canada, Brazil and the United Kingdom, we expect that Brookfield Sub-Advisor is well positioned to underwrite and analyze real estate investments throughout North America, including the analysis of market conditions and building specific issues (including lease and structural analysis). Other considerations in the investment process will include valuation and analyses of economic conditions and demographic trends as well as supply and demand considerations.

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

Our Portfolio

        As of December 31, 2008, we had a portfolio of approximately $316.8 million consisting primarily of commercial real estate, CMBS and RMBS, as shown in the following chart:

			Weighted Average
	Carrying Value	Percent of Total Investments	Coupon		Months to Reset(1)	Yield to Maturity(2)	Constant Prepayment Rate(3)
	(In thousands)
Commercial MBS:
Investment grade CMBS	$17,892	5.6%	5.50%			61.60%
Below investment grade CMBS	40,201	12.7	5.12			106.10

Total Commercial MBS	58,093	18.3	5.19			92.40
Non-Agency Residential MBS:
Non-Agency Prime MBS:
Investment grade	233	0.1	5.30		21.00	79.29	12.32
Below investment grade	8,947	2.8	4.26		7.93	7,026.67	14.63

Total Non-Agency Prime MBS	9,180	2.9	4.28		8.07	6,850.60	14.61
Non-Agency Sub-prime MBS:
Investment grade	2,376	0.7	1.92		0.00	1,243.49	17.86
Below investment grade	3,267	1.1	2.86		0.49	28,267.94	27.55

Total Non-Agency Sub-prime MBS	5,643	1.8	2.82		0.46	16,888.28	27.11

Total RMBS	14,823	4.7	3.70		5.05	10,671.87	19.57
CDO Preferred Stock	—	—	—			—

Total Securities	72,916	23.0	4.79			2,243.12

Real estate loans, net	14,092	4.4	9.25	(4)		15.41
Commercial real estate, net	228,259	72.1
Other investments	1,550	0.5	7.68			40.13

Total investments	$316,817	100.0%

(1)
Represents number of months before conversion to floating rate.

(2)
Non-loss adjusted yield, which is the yield to par based on the current market price and does not take into account any assumed defaults.

(3)
Represents the estimated percentage of principal that will be prepaid over the next 12 months based on historical principal paydowns.

(4)
Excludes one of our construction loans that is in default and on which no interest is being accrued.

        Our portfolio in its current form does not fully balance the interest rate or mark-to-market risks inherent in our MBS investments, and we will not be able to eliminate all of our portfolio risk through asset allocation. Future dividends and capital appreciation are not guaranteed. Our investments will depend on prevailing market conditions and trends. We have not adopted any policy that establishes specific asset allocations among our targeted asset classes, and our targeted allocations will vary from time to time. As a result, we cannot predict the percentage of our assets that will be invested in each asset class or whether we will invest in other classes or investments. We currently, and generally expect to continue to, incur total leverage under normal market conditions of up to five times the amount of our equity for most investments other than Agency MBS, which we anticipate we generally may lever up to 15 times the amount of our equity allocated to this asset class. Our overall long-term average portfolio leverage in normal market conditions is four to six times the amount of our equity. We may change our investment strategy and policies and the percentage of assets that may be invested in each asset class, or in the case of securities, in a single issuer, without a vote of our stockholders.

        As of December 31, 2008, we had entered into master repurchase agreements with various counterparties and as of such date, we had no outstanding obligations under repurchase agreements with our counterparties. In addition to repurchase agreements, we rely on a $50.0 million secured credit facility with an affiliate of our Manager that expires in May 2010 for capital needed to fund our other investments. In November 2005, we closed our first CDO financing transaction, which we refer to as CDO 2005-1, and in January 2007, we closed our second CDO financing transaction, which we refer to as CDO 2006-1. We have no restriction on the amount of leverage that we may use.

        As of December 31, 2008, we had hedged a portion of the CDO liabilities financing our investment portfolio by entering into two interest rate swaps with maturity dates in 2013 and 2018. These interest rate swaps are both contained within a CDO trust, have similar maturity profiles to the originally projected cash flows for the respective CDO liabilities and are not subject to margin calls. The total notional par value of such swaps was approximately $285.0 million.

Risk Management

        Risk management is a cornerstone of our Manager's portfolio management system and we believe these risk management capabilities distinguish us from many of our competitors. Through our management agreement with our Manager, we benefit from our Manager's comprehensive risk management program, which addresses not only the risks of portfolio loss, such as risks relating to price volatility, position sizing and leverage, but also the operational risks that can have major adverse impacts on investment programs. Operational risks include execution of transactions, clearing of transactions, recording of transactions, position monitoring, supervision of traders, portfolio valuation, counterparty credit and approval, custodian relationships, trader authorization, accounting and regulatory. We also face risks relating to the counterparties on our interest rate and credit default swaps. In addition, we manage our liquidity risk and our exposure to changing interest rate environments and we continually monitor the credit risks within our investment portfolio.

Our Financing Strategy

        Leverage Strategy.    In the past, we actively used leverage to increase the potential returns to our stockholders. Currently, there is little to no leverage available on favorable economic terms to us. Consequently, our stated goal is to eliminate all of our short-term leverage. While we currently have four types of leverage; a secured financing line, mortgage financing, CDO debt and a subordinated TRUPs issuance, we do not believe that leverage of this nature will be available in order to leverage future investments.

        Repurchase Agreements.    We have financed, and to the extent available in the markets, may in the future finance, certain of our MBS through the use of repurchase agreements. These agreements allow us to borrow against MBS that we own. We sell our MBS to a counterparty and agree to repurchase the same MBS from the counterparty at a price equal to the original sales price plus an interest factor. These agreements are accounted for as debt, secured by the underlying assets. During the term of a repurchase agreement, we earn the principal and interest on the related MBS and pay interest to the counterparty.

        We intend to continue to maintain formal relationships with multiple repurchase financing counterparties for the purpose of obtaining financing on favorable terms, when available. Our repurchase agreement counterparties are commercial and investment banks with whom we have agreements in place that cover the terms of our transactions. As of December 31, 2008, we had entered into master repurchase agreements with various counterparties and as of such date, we had no outstanding obligations under repurchase agreements with any of our counterparties.

        Warehouse Facilities.    In addition to repurchase agreements, we rely on credit facilities for capital needed to fund our other investments. These facilities, referred to as warehouse lines or warehouse facilities, are typically lines of credit from other financial institutions that we can draw from to fund our investments. Warehouse lines are typically collateralized loans made to investors who invest in securities and loans that in turn pledge the resulting securities and loans to the warehouse lender. Third party custodians, usually large banks, typically hold the securities and loans funded with the warehouse facility borrowings, including the securities, loans, notes, mortgages and other important loan documentation, for the benefit of the lender, who is deemed to own the securities and loans and, if there is a default under the warehouse line, for the benefit of the warehouse lender.

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

        We intend to continue to maintain formal relationships with multiple counterparties for the purpose of obtaining warehouse lines on favorable terms to the extent such financing is available in the market. As of December 31, 2008, we had no outstanding borrowings under warehouse lines.

        Credit Facilities.    In August 2007, we entered into a $100.0 million secured revolving credit facility with an affiliate of our Manager, in order to provide us with additional liquidity. In February 2009, we extended the maturity of our secured revolving credit facility to May 2010, decreased the borrowing capacity thereunder to $50.0 million and, effective as of December 31, 2008, deleted the financial covenants contained in the facility. As of December 31, 2008, we owed $32.9 million under our secured revolving credit facility.

        Term Financing—CDOs.    We have in the past financed certain of our assets using term financing strategies, including CDOs and other match-funded financing structures. CDOs are multiple class debt securities, or bonds, secured by pools of assets, such as mortgage-backed securities and corporate debt. Unlike typical securitization structures, the underlying assets may be sold, subject to certain limitations, without a corresponding pay-down of the CDO provided the proceeds are reinvested in qualifying assets. As a result, CDOs enable the sponsor to actively manage, subject to certain limitations, the pool of assets. We believe CDO financing structures, when available, may be an appropriate financing vehicle for our targeted non-residential real estate asset classes, because they will enable us to obtain long-term cost of funds and minimize the risk that we have to refinance our liabilities prior to the maturities of our investments while giving us the flexibility to manage credit risk and, subject to certain limitations, to take advantage of profit opportunities.

        As of December 31, 2008, other than as discussed below with respect to our CDO 2005-1 and our CDO 2006-1 transactions, we had no outstanding borrowings under term financing structures.

        On November 30, 2005, we closed a $295.3 million private placement of CDOs, our first sponsored CDO financing. These CDOs mature in 2046. We invested the net proceeds from the financing in accordance with our investment objectives and strategies described in this report. From the date of that issuance through December 31, 2008, we have repaid an aggregate of $85.3 million of floating rate CDOs issued in the CDO 2005-1 transaction from the proceeds of real estate loans owned by CDO 2005-1 that were prepaid by the borrower and cash flow from the underlying collateral that was required to pay down senior CDO liabilities as a result of the CDO trust failing certain over-collateralization triggers. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liabilities—CDO Liabilities".

        On January 17, 2007, we closed a $339.6 million private placement of CDOs, our second sponsored CDO financing. These CDOs mature in 2047. We invested the net proceeds from the financing in accordance with our investment objectives and strategies described in this report. From the date of that issuance through December 31, 2008, we have repaid $0.1 million of CDOs issued in the CDO 2006-1 transaction from certain cash flow streams that were required to amortize the CDOs under the terms of the indenture governing those securities.

        Total Return Swaps.    Subject to maintaining our REIT qualification, to the extent available in the markets, we may finance certain of our investments using total return swaps, which are swaps in which the non-floating rate side is based on the total return of an equity or fixed income instrument with a life longer than the swap. Total return swaps allow an investor to gain exposure to an underlying loan without actually owning the loan. In these swaps, the total return (interest, fees and capital gains/losses on an underlying loan) is paid to an investor in exchange for a floating rate payment. The investor pays a fraction of the value of the total amount of the loan that is referenced in the swap as collateral posted with the swap counterparty. The total return swap, therefore, is a leveraged investment in the underlying loan.

        We generally would enter into total return swaps with one-, two- or three-year maturities. Because swap maturities may not correspond with the maturities of the assets underlying the swap, we may wish to renew many of the swaps as they mature. However, there is a limited number of providers of such swaps, and there is no assurance the initial swap providers would choose to renew the swaps, and, if they did not renew them, that we would be able to obtain suitable replacement providers.

        Total return swaps will not be qualifying assets or produce qualifying income for purposes of the REIT asset and income tests. We may enter into total return swaps through a TRS, which may cause the income from such swaps to be subject to corporate income tax. As of December 31, 2008, we had not entered into any total return swaps.

Our Hedging and Interest Rate Risk Management Strategy

        Repurchase agreements generally have maturities of 30 to 90 days and our secured revolving credit facility has a maturity of May 2010 while the weighted average lives of the CMBS, RMBS and commercial real estate loans that we own and generally finance with these types of borrowings are generally longer. The difference in maturities, in addition to reset dates and reference indices, creates potential interest rate risk.

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

        As of December 31, 2008, we had hedged a portion of the CDO liabilities financing our investment portfolio by entering into two interest rate swaps with maturity dates in 2013 and 2018. These interest rate swaps are both contained within a CDO trust, and have similar maturity profiles to the originally projected cash flows for the respective CDO liabilities. The total notional par value of such swaps was approximately $285.0 million.

Resolution of Potential Conflicts of Interest in Allocation of Investment Opportunities

        Hyperion Brookfield, in its management of our securities portfolio pursuant to our sub-advisory agreement, will abide by its conflicts of interest policy and thus will offer us the right to participate in all investment opportunities that it determines are appropriate for us in view of our investment objectives, policies and strategies and other relevant factors, subject to the exception that, in accordance with Hyperion Brookfield's conflict of interest policy described below, we might not participate in each such opportunity but will on an overall basis equitably participate with Hyperion Brookfield's other clients in all such opportunities. Hyperion Brookfield allocates investments to eligible accounts, including Crystal River, based on current demand according to the market value of the account (which is the amount of available capital that, consistent with such account's investment parameters, may be invested in a proposed investment). An account has current demand if it has positive market value. If the investment cannot fulfill the pro rata allocation or be allocated in marketable portions, the investment is allocated on a rotational basis to accounts with current demand, with an emphasis placed on those accounts that were excluded in prior allocations, but without any preference given to accounts based on their market value. The rotational system is determined by Hyperion Brookfield's investment committee and is overseen by its chief compliance officer to ensure fair and equitable investment allocation to all accounts in accordance with the Investment Advisers Act. As of December 31, 2008, Hyperion Brookfield managed approximately 25 client accounts that had investment strategies that overlapped our investment strategy.

        Unlike Hyperion Brookfield, our Manager and Brookfield Sub-Advisor are not bound by Hyperion Brookfield's conflict of interest policy and thus are not obligated to offer us any specific investment opportunities. Any decision to do so will be entirely within our Manager's and Brookfield Sub-Advisor's discretion, and it can be expected that some investments that are appropriate for us in view of our investment criteria will not be offered to us and will be made by affiliates of Brookfield without our participation.

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

  •
  Principal transactions—Under the terms of our management agreement with Hyperion Brookfield Crystal River, we have agreed not to acquire an investment from, sell an investment to or make any co-investment with any proprietary account of Brookfield, Hyperion Brookfield or any of their respective affiliates, which we refer to as related persons, or any account advised by any related person, or borrow funds from or lend funds to any related person or invest in any investment vehicle advised by any related person unless the transaction is on terms no less favorable than can be obtained on an arm's length basis from unrelated third parties based on prevailing market prices, other reliable indicators of fair market value or an independent valuation or appraisal and has been approved in advance by a majority of our independent directors. If we invest in an investment vehicle advised by a related person, including, for example, a private investment fund managed by an affiliate of Brookfield, and the asset class of such investment is one that we are professionally staffed to underwrite, we expect, although no assurance can be given, that our Manager and/or such affiliate would waive any base and incentive management fees relating to such investment in excess of the base and incentive management fees that we would owe our Manager in respect of such investment had we made the investment directly and not through such affiliate.

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

Policies with Respect to Certain Other Activities

        If our board of directors determines that additional funding is required, to the extent that conditions in the financial markets permit, we may raise such funds through additional offerings of equity or debt securities, or through the retention of cash flow (subject to provisions in the Internal Revenue Code concerning distribution requirements and the taxability of undistributed REIT taxable income) or a combination of these methods. In the event that our board of directors determines to raise additional equity capital, it has the authority, without stockholder approval, to issue additional common stock or preferred stock in any manner and on such terms and for such consideration as it deems appropriate, at any time.

        We have not in the past but may in the future, if market conditions permit, offer equity or debt securities in exchange for property and to repurchase or otherwise reacquire our shares and may engage in such activities in the future.

        In addition, we have in the past and may in the future, if market conditions permit, borrow money to finance the acquisition of investments. We intend to use traditional forms of financing, such as credit lines, mortgage financing and warehouse facilities. To the extent available, we also may utilize structured financing techniques, such as CDOs, or repurchase agreement financing to create attractively priced non-recourse financing at an all-in borrowing cost that is lower than that provided by traditional sources of financing and that provide long-term, floating rate financing. Our investment guidelines and our portfolio and leverage are periodically reviewed by our board of directors as part of their oversight of our Manager.

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

        Our investment activities are managed by our Manager and supervised by our board of directors. In exchange for those management services, we incur an annual base management fee determined by our stockholders' equity but not by our performance, as well as an incentive management fee based on our performance.

        We and our Manager have retained Brookfield Sub-Advisor as a sub-advisor with respect to investments in mortgages and other real estate debt, real estate and other real estate-related, yield-oriented assets. Each sub-advisor evaluates potential investments, recommends suitable investments and, on our behalf, closes each investment approved by us and, in the case of certain transactions, the independent members of our board of directors.

Exclusion from Regulation Under the Investment Company Act

        We intend to continue to operate our business so that we do not become subject to regulation as an "investment company" under the Investment Company Act. Because we conduct our business directly and through wholly-owned subsidiaries, we must ensure not only that we, but also each of our subsidiaries, are not subject to regulation as an "investment company" under the Investment Company Act. For purposes of the ensuing discussion "we" and "our" refer to Crystal River Capital, Inc. alone and not its subsidiaries.

        We are not an "investment company," as defined in Section 3(a)(1)(C) of the Investment Company Act. We are not engaged in the business of investing, reinvesting, owning, holding or trading securities, and we do not own "investment securities" having a value that exceeds 40% of the value of our total assets (exclusive of cash items and Government securities) on an unconsolidated basis. In addition, we are not an "investment company," as defined in Section 3(a)(1)(A) of the Investment Company Act, because we are not, nor do we hold ourselves out as being, primarily engaged in the business of investing, reinvesting or trading in securities.

        If at any time in the future we are considered an "investment company" as defined in Section 3(a)(1)(C) of the Investment Company Act, we intend to qualify for the exclusion from regulation provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C) is designed for companies that do not issue redeemable securities and are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. To qualify for this exemption, we will need to ensure that at least 55% of our assets consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans for purposes of the Investment Company Act, which we refer to as qualifying real estate assets, and that at least 80% of our assets consist of qualifying real estate assets and real estate-related assets. We do not intend to issue redeemable securities. We also may rely on an exclusion from regulation provided by Section 3(c)(6) of the Investment Company Act if, from time to time, we engage in our business through one or more majority-owned subsidiaries.

Competition

        In the past, our results from operations depended, in large part, on our ability to acquire assets at favorable spreads or with favorable returns over our borrowing costs. Currently, we, and many of our peers, do not have available capital to make new investments. Additionally, we and many of our peers do not have access to attractive financing with which to leverage our investments, thus we are less exposed to competition at this time. Our focus remains on maximizing the cash flows that we derive from our investment portfolio in order to pay our dividend and to reduce borrowings under our secured credit facility.

        We face competition when attempting to make real estate investments, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension funds, partnerships and individual investors. The leasing of real estate is highly competitive. Because we purchased our buildings with long-term leases in place (the earliest expires in 2021), we generally have not faced competition in attracting tenants to date. If our current leases were to terminate early or we acquired other buildings that did not have long-term leases, our properties would compete for tenants with similar properties primarily on the basis of location, total occupancy costs (including base rent and operating expenses), services provided and the design and condition of the improvements.

        We have had and expect to continue to have access to Brookfield's and our Manager's and our sub-advisors' professionals and their industry expertise, which we believe provides us with a competitive advantage and helps us assess investment risks and determine appropriate strategies for certain potential investments. In addition, in the event that the ability to obtain acceptable leverage returns to our marketplace, we expect that these relationships will enable us to learn about, and compete more effectively for, financing opportunities with attractive companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see "Item 1A. Risk Factors—Risks Related To Our Business and Investment Strategy—We operate in a highly competitive market for investment opportunities."

Government Regulation

        Our activities, including the financing of our operations, are subject to a variety of federal and state regulations. In addition, a majority of states have ceilings on interest rates chargeable to certain customers in financing transactions.

Employees

        We have no employees as all operations are overseen and undertaken by our Manager. In accordance with Maryland law, we do have certain officers who administer Crystal River's operations. These officers are employees of, and are compensated by, the Manager and its affiliates.

Code of Business Conduct and Ethics and Corporate Governance Documents

        We have adopted a code of business conduct and ethics that applies to all of our officers, including our principal executive officer and principal financial and accounting officer, and all of the employees of our Manager. This code of business conduct and ethics is designed to comply with SEC regulations and NASDAQ corporate governance rules related to codes of conduct and ethics and is posted on our corporate website at http://www.crystalriverreit.com. In addition, our corporate governance guidelines and charters for our audit, compensation and corporate governance committees of the board of directors are posted on our corporate website. Copies of our code of business conduct and ethics, our corporate governance guidelines and our committee charters also are available free of charge, upon request directed to Investor Relations, Crystal River Capital, Inc., Three World Financial Center, 200 Vesey Street, 10th Floor, New York, NY 10281-1010.

Website Access to Reports

        We maintain a website at http://www.crystalriverreit.com. Through our website, we make available, free of charge, our annual proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. The Commission maintains a website that contains these reports at http://www.sec.gov.

Item 1A.    Risk Factors.

Risks Related to Our Business and Investment Strategy

The occurrence of recent adverse developments in the mortgage finance and credit markets may adversely affect our business, our liquidity and our stock price.

        In recent quarters, the mortgage industry has come under enormous pressure due to numerous economic and industry-related factors. Many companies operating or investing in the mortgage sector have failed and others are facing serious operating and financial challenges. At the same time, many MBS have been downgraded and delinquencies and credit performance of mortgage loans in the industry have deteriorated. We have faced significant challenges beginning in the second half of 2007 due to these adverse conditions in the mortgage industry and the difficulties we experienced in pricing and financing some of our MBS, and we expect these challenges to continue. Recent adverse changes in the mortgage finance and credit markets have eliminated or reduced the availability, or increased the cost, of significant sources of funding for us. Beginning in August 2007 and continuing through the current date, the fair value of our RMBS and CMBS assets as well as our derivative instruments have decreased, while our margin requirements on our financings and derivatives have increased. The price of our common stock has declined significantly as a result of these events and there has been a significant impact on our results of our operations. There is no assurance that our stock price will not decline further if, among other things, MBS prices continue to decline. In addition, significant decreases in the prices of our MBS have and may continue to decrease the carrying value of those investments, which could reduce our stockholders' equity below the levels required to be maintained pursuant to some of the instruments governing our borrowing arrangements with third parties. If this occurs, and we are not successful in obtaining amendments to or waivers of those covenants, we could default under those agreements. An event of default or termination event under these agreements would give the lender/counterparty the option to accelerate our indebtedness to them. If we are required to repay outstanding borrowings and were unable to negotiate favorable terms of replacement financing, cash will be negatively affected. This may reduce the amount of capital available for investing and/or may negatively affect our ability to distribute dividends. In addition, we may have to sell assets at a time when we might not otherwise choose to do so.

Periods of adverse market volatility could adversely affect our liquidity.

        During periods of increased adverse market volatility, such as the current extended disruption in the global liquidity markets, we are exposed to the risk that the availability under our funding sources may decline and/or we may have to post additional margin collateral, which may have a material adverse impact on our available liquidity. As a result, our contingent liquidity reserves may not be sufficient in the event of a material adverse change in the credit markets and related market price market volatility. For example, as of December 31, 2008, we were required to post cash margin collateral of $20.7 million relating to our use of CDS. Additionally, demands on liquidity may result in further deleveraging of the portfolio, which could adversely impact our earnings.

The weakness in the mortgage market has caused us to expect increased losses related to our holdings.

        The sub-prime market has been severely affected by changes in the lending landscape. Access to mortgages for sub-prime borrowers has been and is expected to remain substantially limited for the foreseeable future. This limitation on financing generally has had a negative impact on sub-prime borrowers, especially those whose interest rates on loans are resetting, and has resulted in increased default rates. The severity of the liquidity limitation was largely unanticipated by the markets. As well, the liquidity issues also affect prime and Alt-A Non-Agency lending, with mortgage rates remaining much higher and many product types being severely curtailed. At the margin, this has an impact on new demand for homes, which has compressed the home ownership rates and is expected to weigh heavily on future home price performance. There is a strong correlation between home price growth rates and mortgage loan delinquencies. This comes in addition to the delinquency pressures in the sub-prime market resulting from weaker underwriting, which put many sub-prime lenders out of business in 2006 and 2007. The market deterioration has caused us to expect increased losses related to our holdings and has resulted in a lower market value for our holdings. We believe that, at this time, the underlying losses in the sub-prime market have not fully manifested themselves in the securitizations. For the year ended December 31, 2008, we had impairments on RMBS totaling $62.7 million, which included impairments on sub-prime RMBS totaling $16.4 million.

        As commercial real estate fundamentals have started to weaken, prices on CMBS have declined and yield spreads on CMBS have widened significantly. This widening has forced interest rates on commercial real estate mortgages wider and the higher mortgage rate environment could depress prices on commercial real estate properties that require financing over the near term. Prices also are suffering from poor technicals as balance sheet deleveraging caused by the credit crisis is causing forced selling into the market. For the year ended December 31, 2008, we had impairments on CMBS totaling $79.1 million, of which $40.4 million is related generally to wider yield spreads affecting market values of the CMBS, and we had realized losses on sales of CMBS of $1.9 million.

We leverage our investments, which may negatively affect our return on our investments and may reduce cash available for distribution.

        We intend to continue to leverage our investments through borrowings, generally through the use of warehouse facilities, bank credit facilities, secured loans, securitizations (including the issuance of CDOs, when possible), loans to entities in which we hold, directly or indirectly, interests in pools of assets, and other borrowings, in each case, when markets permit. We are not limited in the amount of leverage we may use other than by general market conditions. The percentage of leverage varies depending on our ability to obtain credit facilities and the lenders' and rating agencies' estimate of the stability of the investments' cash flow. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions increase the cost of our financing relative to the income that can be derived from the assets acquired. Our debt service payments will reduce cash flow available for distributions to stockholders. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy the obligations. We have in the past leveraged and may in the future leverage certain of our assets through repurchase agreements. A decrease in the value of these assets may lead to margin calls, which we will have to satisfy. We may not have the funds available to satisfy any such margin calls and may have to sell assets at a time when we might not otherwise choose to do so.

        Further, credit facility providers and warehouse facility providers may require us to maintain a certain amount of uninvested cash or to set aside unlevered assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly and we could be forced to sell additional investments at a loss.

We may be required to post significant amounts of cash collateral at any time to satisfy our margin requirements under many of our financing arrangements, which could adversely affect our liquidity, results of operations and financial condition.

        We invest in derivatives and when available in the future, may finance certain of our investments with debt, such as repurchase agreements, in each case that are subject to margin calls. Under the terms of these agreements, the value of the derivative contract or the value of the assets underlying the debt is marked-to-market by the counterparty or the lender at the counterparty's or lender's discretion, including on a daily basis. If the value of the underlying derivative or asset declines, the counterparty or lender has the ability to require us to post additional margin—cash or other liquid collateral—to compensate for the decline in value of the derivative or asset. Conversely, if the value of the underlying derivative or asset increases, a portion of the margin we previously posted may be returned to us. We typically are required to post additional margin in response to any margin call within 24 hours in order to avoid defaulting under the terms of the instrument governing the derivative transaction or financing arrangement.

        We are subject to margin calls at any time, and being forced to post additional margin could adversely affect our business in a number of ways. Posting additional margin decreases our cash available to make other, higher yielding investments (thereby decreasing our return on equity) or to satisfy other obligations, including future margin calls. If we do not have the funds available, or otherwise elect not, to satisfy any future margin calls, we could be forced to sell one or more investments at a loss. Moreover, we may be unable, in light of market conditions or other factors, to sell sufficient assets to satisfy the margin requirements within the timeframe required by counterparties or lenders, which in the case of lenders, would entitle them to seize the underlying asset and seek payment from us for any shortfall between the value of our obligation to the lender and the value of the asset surrendered. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the United States Bankruptcy Code. As of December 31, 2008, we had restricted cash of $20.7 million representing additional margin.

We are dependent on our Manager and our sub-advisors and may not find suitable replacements if our Manager terminates the management agreement.

        We are externally managed by our Manager. All of our officers are employees of Brookfield, Hyperion Brookfield or certain of their respective affiliates. We have no separate facilities and are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies. We are subject to the risk that our Manager will terminate the management agreement, thereby triggering a termination of our sub-advisors, and that no suitable replacements will be found to manage us. We believe that our success depends to a significant extent upon the experience of our Manager's executive officers, whose continued service is not guaranteed. Although we have renewed our management agreement with our Manager for the 2009 year, if our Manager terminates the management agreement, we may not be able to execute our business plan and may suffer additional losses, which could materially decrease cash available for distribution to our stockholders.

Our Manager has limited prior experience managing a REIT and we cannot assure you that our Manager's past experience will be sufficient to successfully manage our business as a REIT.

        The federal income tax laws impose numerous constraints on the operations of REITs. Our Manager's and its employees' limited experience in managing a portfolio of assets under REIT and Investment Company Act of 1940, or the Investment Company Act, constraints may hinder their ability to achieve our investment objective. In addition, maintaining our REIT qualification limits the types of investments we are able to make. We can offer no assurance that our Manager will replicate its historical success or its management team's success in its previous endeavors, and we caution you that our investment returns could be substantially lower than the returns achieved by funds managed by our Manager and its affiliates and their other endeavors.

We are dependent upon our Manager's key personnel and the resources of our sub-advisors for our success and the departure of any of these key personnel or the elimination of resources of our sub-advisors could negatively affect our performance.

        We depend on the diligence, skill and network of business contacts of the senior management of our Manager and its affiliates, who direct the management activities of our Manager. The senior management of our Manager evaluates, negotiates, structures, closes and monitors our investments. Our continued success will depend on the continued service of the senior management team of our Manager and its affiliates. The departure of any of the senior managers of our Manager, or of a significant number of the investment professionals or principals of our Manager and its affiliates, could have a material adverse effect on our performance. In addition, we can offer no assurance that our Manager will remain as our manager or that we will continue to have access to our Manager's and its affiliates' respective principals and professionals or their information and deal flow. We also depend on the resources of our sub-advisors in connection with sourcing and managing our investments and executing our investment strategy.

Our Manager's incentive fee may induce it to make certain investments, including speculative investments, that increase the risk of our investment portfolio.

        Our Manager's entitlement to an incentive fee may cause it to invest in high-risk investments. In addition to its base management fee, our Manager is entitled to receive incentive compensation based entirely upon our achievement of targeted levels of net income. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead our Manager to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential generally are riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

Our Manager manages our portfolio pursuant to very broad investment guidelines and our board of directors does not approve each investment decision made by our Manager, which may result in our making riskier investments with which you do not agree and which could cause our operating results and the value of our common stock to decline.

        Our Manager is authorized to follow very broad investment guidelines. Although our directors periodically review our investment guidelines and our investment portfolio, other than any investments involving our affiliates or our sub-advisors' affiliates or investments proposed by Brookfield Sub-Advisor, which our audit committee is required to review and approve prior to such investments being made, our directors do not review all of our proposed investments. In addition, in conducting periodic reviews, our directors may rely primarily on information provided to them by our Manager or Brookfield Sub-Advisor. Furthermore, our Manager and Brookfield Sub-Advisor may use complex strategies in structuring transactions for us and those transactions may be difficult or impossible to unwind. Subject to maintaining our REIT qualification and our exemption from regulation under the Investment Company Act, our Manager has great latitude within the broad investment guidelines in determining the types of investments it makes for us.

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

There are conflicts of interest in our relationship with our Manager, which could result in decisions that are not in the best interests of our stockholders and our financial condition could make it difficult to terminate our management agreement with our Manager.

        We are entirely dependent on our Manager for our day-to-day management and have no independent officers. Our chairman of the board, president and chief executive officer, chief financial officer and vice president and general counsel also serve as officers and/or directors of Brookfield, Hyperion Brookfield or certain of their respective affiliates. As a result, our management agreement with our Manager was negotiated between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

        Termination of the management agreement with our Manager without cause is difficult and costly. The management agreement provides that it may only be terminated without cause following the current term expiring on December 31, 2009, annually upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of at least a majority of the outstanding shares of our common stock, based upon:

  •
  unsatisfactory performance by Hyperion Brookfield Crystal River that is materially detrimental to us or

  •
  a determination that the management fee payable to Hyperion Brookfield Crystal River is not fair, subject to Hyperion Brookfield Crystal River's right to prevent such a termination by accepting a mutually acceptable reduction of management fees.

        Our Manager will be provided 180 days' prior notice of any such termination and will be paid a termination fee equal to the amount of two times the sum of the average annual base management fee and the average annual incentive compensation earned by our Manager during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. These provisions may increase the effective cost to us of terminating the management agreement, thereby restricting our ability to terminate our Manager without cause. In addition, if we do not have sufficient liquidity to generate cash to pay a termination fee, we could effectively be precluded from terminating the management agreement absent concessions from our Manager.

The ability of Brookfield and Hyperion Brookfield and their respective officers and employees to engage in other business activities may reduce the time our Manager spends managing us.

        The management compensation structure that we have agreed to with our Manager may cause our Manager to invest in potentially higher yielding investments. Investments with higher yield potential generally are riskier or more speculative. The compensation we pay our Manager consists of both a base management fee that is not tied to our performance and an incentive management fee that is based entirely on our performance. The risk of the base management fee component is that it may not provide sufficient incentive to our Manager to generate attractive risk-adjusted returns for us. The risk of the incentive fee component is that it may cause our Manager to place undue emphasis on the maximization of GAAP net income at the expense of other criteria, such as preservation of capital, in order to achieve a higher incentive fee. This could result in increased risk to the value of our investment portfolio. Subject to certain limitations, our Manager will receive at least 10% of its incentive fee in the form of shares of our common stock, and, at our Manager's option, may receive up to 100% of its incentive fee in the form of shares of our common stock. Our Manager has agreed not to sell such shares prior to one year after the date such shares are issued. Our Manager has the right in its discretion to allocate these shares to its officers, employees and other individuals who provide services to us. However, any of these shares that our Manager so allocates will be subject to the same one-year restriction on sale. Any such shares received would have the benefit of registration rights. In addition, our Manager took its entire base management fee for 2008 in shares of our common stock.

Our Manager and our sub-advisors are not contractually obligated to dedicate their time to us and may engage in other activities that compete with us, which may result in conflicts of interest that could cause our results of operations to be lower or result in increased risk to the value of our investment portfolio.

        The ability of our sub-advisors and their respective officers and employees to engage in other business activities may result in conflicts of interest and may reduce the time they spend acting as a sub-advisor to us. In addition, the management compensation structure that we and our Manager have agreed to with Brookfield Sub-Advisor may cause Brookfield Sub-Advisor to source potentially higher yielding investments. Investments with higher yield potential generally are riskier or more speculative. The compensation our Manager pays Brookfield Sub-Advisor is equal to 20% of the base management fee and incentive management fees we pay to our Manager. The base management fee is not tied to our performance and the incentive management fee is based entirely on our performance. The risk of the base management fee component is that it may not provide sufficient incentive to Brookfield Sub-Advisor to generate attractive risk-adjusted returns for us in the investments that they source for us. The risk of the incentive fee component is that it may cause Brookfield Sub-Advisor to place undue emphasis on the maximization of GAAP net income at the expense of other criteria, such as preservation of capital, in order to achieve a higher incentive fee. This could result in increased risk to the value of our investment portfolio.

We may compete with existing and future investment vehicles for access to Brookfield, Hyperion Brookfield and our sub-advisors and their affiliates, which may reduce investment opportunities available to us.

        Brookfield currently sponsors several investment vehicles with investment focuses that overlap our investment focus. In addition, at December 31, 2008, Hyperion Brookfield managed approximately 30 client accounts and mutual funds with investment focuses that overlap our investment focus, and each of Brookfield and Hyperion Brookfield may in the future sponsor or manage other investment vehicles that have overlapping focuses with our investment focus. Accordingly, we compete for access to the benefits that we expect our relationship with our Manager and our sub-advisors and their affiliates to provide and to the time of their investment professionals to carry out and facilitate our investment activities. Our rights to participate in investment opportunities with respect to assets managed by Hyperion Brookfield are subject to Hyperion Brookfield's conflict of interest policy. Brookfield and Brookfield Sub-Advisor are not subject to Hyperion Brookfield's conflict of interest policy and are not obligated to offer us any investment opportunities and any decision to do so will be entirely within their discretion. In addition, we may make investments that are senior or junior to participations in, or have rights and interests different from or adverse to, the investments made by other vehicles or accounts managed by Brookfield or Hyperion Brookfield. Our interests in such investments may conflict with the interests of such other vehicles or accounts in related investments at the time of origination or in the event of a default or restructuring of the investment. If a default occurs with respect to such an investment, our Manager will advise our independent directors, who will direct our Manager with respect to the resolution or disposition of the investment.

Our failure to manage future growth effectively may have a material negative impact on our business, financial condition and results of operations.

        Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on our ability to pay down borrowings under our secured credit facility and our ability to raise capital. In the current market environment, this is extremely difficult. We may not be able to manage growth effectively or to achieve growth at all. Any failure to manage our future growth effectively could have a material negative impact on our business, financial condition and results of operations.

        When we obtain financing, lenders can impose restrictions on us that affect our ability to incur additional debt, our capability to make distributions to stockholders and our flexibility to determine our operating policies. We may enter into loan agreements in the future that contain negative covenants that limit, among other things, our ability to repurchase stock, distribute more than a certain amount of our funds from operations, and employ leverage beyond certain amounts.

We may acquire investments from Brookfield and Hyperion Brookfield or their affiliates or otherwise participate in investments in which they have an interest or for which they have a related investment, which could result in conflicts of interest.

        We expect that we will continue to acquire investments from Brookfield and Hyperion Brookfield or their affiliates, make investments that finance their investments or make co-investments with them. These transactions are not at arm's length, will not be the result of arm's length negotiations and will involve conflicts between our interests and the interest of Brookfield, Hyperion Brookfield and their affiliates in obtaining favorable terms and conditions. There can be no assurance that any procedural protections, such as obtaining market prices, other reliable indicators of fair market value, independent valuations or appraisals and the prior approval of our independent directors, will be sufficient to ensure that the consideration we pay for these investments will not exceed their fair market value.

We operate in a highly competitive market for investment opportunities, and we may not be able to identify and make investments that are consistent with our investment objectives.

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

        We depend upon the availability of adequate funding and capital for our operations. As a REIT, we are required to distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and are therefore not able to retain significant amounts of our earnings for new investments. However, Crystal River Capital TRS Holdings, Inc., our TRS, is able to retain earnings for investment in new capital, subject to the REIT requirements that place a limitation on the relative value of TRS stock and securities owned by a REIT. The failure to secure acceptable financing could reduce our taxable income, as our investments would no longer generate the same level of net interest income due to the lack of funding or increase in funding costs. The reduction in our taxable income in recent quarters has, and future reductions would, reduce our liquidity and our ability to make distributions to our stockholders. The global credit crisis has significantly limited our ability to access capital, and we cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. Therefore, in the event that we cannot obtain sufficient funding on acceptable terms, there may be further declines in the market price of our common stock and our ability to make distributions.

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

        In addition to issuing senior securities to raise capital as described above, we may, to the extent consistent with the REIT requirements, seek to securitize certain of our portfolio investments to generate cash for funding new investments. This would involve creating a special-purpose vehicle, contributing a pool of our assets to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools). We would expect to retain all or a portion of the equity in the securitized pool of portfolio investments. In the past, we have initially financed our investments with relatively short-term credit facilities and reverse repurchase arrangements. We used these short-term facilities to finance the acquisition of securities until a sufficient quantity of securities had been accumulated, at which time we would refinance these facilities through a securitization, such as a CDO issuance, or other long-term financing. When we employed this strategy, we were subject to the risk that we would not be able to acquire, during the period that our short-term facilities were available, a sufficient amount of eligible securities to maximize the efficiency of a CDO issuance. We also were subject to the risk that we would not be able to obtain short-term credit facilities or would not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible securities for a long-term financing. While we are not currently acquiring investments for the purpose of securitizing them through a CDO issuance for the reasons stated below, the inability to renew our short-term credit facilities may require us to seek more costly financing for our current investments or to liquidate assets.

        Conditions in the capital markets have caused the CDO market to completely shut down. In this regard, as discussed in the "Trends; Current Market Environment; Current Portfolio Considerations" section of Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K (our "MD&A"), our Manager has determined that we should lower our amount of leverage. Downgrades of structured securities by the rating agencies are likely to continue through at least 2009. Large-scale downgrades and other factors have caused a liquidity crisis, as the downgrades have triggered forced sales of MBS by structured investment vehicles, or SIVs, asset-

backed commercial paper issuers, or ABCPs, and financial institutions. The inability to securitize our portfolio has, and may continue to, hurt our performance and our ability to grow our business. At the same time, the securitization of our portfolio investments might expose us to losses, as the residual portfolio investments in which we do not sell interests will tend to be riskier and more likely to generate losses.

The use of CDO financings with over-collateralization requirements may continue to have a negative impact on our cash flow.

        The terms of our initial CDO financing, CDO 2005-1, required that the principal amount of assets must exceed the principal balance of the related bonds by a certain amount, which is commonly referred to as "over-collateralization." In this regard, see "Financial Condition—Liabilities—CDO Liabilities" in our MD&A for a discussion regarding CDO 2005-1's failure to comply with certain cash flow tests and the resulting diversion of cash flow from lower-rated debt securities of CDO 2005-1 that we hold to amortize senior debt securities issued by CDO 2005-1 that are held by others. We cannot assure you that the performance tests will be satisfied. If our assets fail to perform as anticipated, our over-collateralization or other credit enhancement expense associated with our CDO financings will increase.

An increase in our borrowing costs relative to the interest we receive on our assets may negatively affect our profitability and thus our cash available for distribution to our stockholders.

        As our short-term borrowings mature, we will be required either to enter into new borrowings or to sell certain of our investments at times when we might not otherwise choose to do so. An increase in short-term interest rates at the time that we seek to enter into new borrowings would reduce the spread between our returns on our assets and the cost of our borrowings. This would negatively affect our returns on our assets that are subject to prepayment risk, including our commercial loans and our MBS, which might reduce earnings and, in turn, cash available for distribution to our stockholders.

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

        Our hedging activity may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders. We have utilized and in the future may utilize instruments such as forward contracts and interest rate swaps, caps, collars and floors and credit default swaps to seek to hedge against mismatches between the cash flows on our assets and the interest payments on our liabilities or fluctuations in the relative values of our portfolio positions, in each case resulting from changes in market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

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

        If the market value or income potential of our MBS and other real estate related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exclusion from regulation under the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated if the assets that we need to sell to comply with the requirements for qualification as a REIT or to qualify for an exclusion from regulations under the Investment Company Act have no pre-existing trading market and cannot easily be sold. To the extent that the assets we need to sell are composed of subordinated MBS, individually-negotiated loans, loan participations or mezzanine loans for which there is no established trading market, we may have difficulty selling such investments quickly for their fair value. Accordingly, we may have to make investment decisions that we otherwise would not make absent the REIT and Investment Company Act considerations.

We are highly dependent on communications and information systems operated by Brookfield and Hyperion Brookfield or by third parties, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

        Our business is highly dependent on communications and information systems, including all of Hyperion Brookfield's proprietary analytical systems and models and certain third-party systems and models. Any failure or interruption of our systems or the systems operated by Brookfield or Hyperion Brookfield or by third parties on which we rely, as we experienced as part of system-wide interruptions following the September 11, 2001 terrorist attacks and the East Coast electrical power blackout in August 2003, could cause delays or other problems in our securities trading activities, including MBS trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends.

Terrorist attacks and other acts of violence or war may affect the market for our common stock, the industry in which we conduct our operations and our profitability.

        The terrorist attacks on September 11, 2001 disrupted the U.S. financial markets, including the real estate capital markets, and negatively affected the U.S. economy in general. Any future terrorist attacks, the anticipation of any such attacks, the consequences of any military or other response by the U.S. and its allies, and other armed conflicts could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. The economic impact of these events could also adversely affect the credit quality of some of our loans and investments and the property underlying our MBS. Some of our loans and investments are more susceptible to the adverse effects discussed above than others, such as hotel loans, which may experience a significant reduction in occupancy rates following any future attacks. We may suffer losses as a result of the adverse impact of any future attacks and these losses may adversely affect our performance and revenues and may result in volatility of the value of our securities. A prolonged economic slowdown, a recession or declining real estate values could impair the performance of our investments and harm our financial condition, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We cannot assure you that there will not be further terrorist attacks against the United States or U.S. businesses, and we cannot predict the severity of the effect that such future events would have on the U.S. financial markets, the economy or our business. The types of losses described above resulting from these types of events are uninsurable.

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

  •
  the financial condition of JPMorgan Chase, the sole tenant at our triple net lease properties;

  •
  costs of remediation and liabilities associated with environmental conditions such as indoor mold; and

  •
  the potential for uninsured or underinsured property losses.

        If any of these or similar events occurs, it may reduce our return from an affected property or investment and reduce or eliminate our ability to make distributions to stockholders.

The mortgage loans in which we invest and the mortgage loans underlying the MBS and asset-backed securities in which we invest are subject to delinquency, foreclosure and loss, which could result in losses to us.

        Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans secured by single-family residential properties. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

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

        Approximately 1.8% of our investment portfolio as of December 31, 2008 was comprised of mortgage-backed securities collateralized by sub-prime residential mortgages. Sub-prime residential mortgage loans generally are loans to credit impaired borrowers and borrowers that are ineligible to qualify for loans from conventional mortgage sources due to credit characteristics, higher debt-to-income ratios or less than full documentation standards. Loans to lower credit grade borrowers generally experience higher-than-average default rates than do conforming mortgage loans. Material differences in expected default rates, loss severities and/or prepayments on the sub-prime mortgage loans from what was estimated in connection with the original underwriting of such loans could cause reductions in our income and adversely affect our operating results, with respect to our investments in mortgage-backed securities. If we underestimate the extent of losses that our investments in mortgage-backed securities will incur, then our business, financial condition, liquidity and results of operations could be adversely affected. For a description of the recent weakness in the sub-prime market, see "Part I. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Trends; Current Market Environment; Current Portfolio Considerations."

An increase in the yield spread of our assets may cause the market price of our common stock to drop.

        One of the factors that investors may consider in deciding whether to buy or sell shares of our common stock is the relative yield spread differential between the assets that we own and their valuation relative to comparable duration Treasuries. Increases in the yield spread differential have lowered the book value of our assets, which has contributed to the decline in the value of our common stock. Additional increases in the yield spread differential could have a similar effect. Over the last 12 months, yield spreads on our assets have dramatically widened and the price of our common stock has declined from $14.44 on December 31, 2007 to $0.84 on February 26, 2009.

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

        As of December 31, 2008, we had $7.5 million of principal writedowns due to losses on underlying loans within our CMBS Primary Asset.

Although we seek to match fund our investments to limit refinance risk and lock in net spreads, we do not employ this strategy with respect to certain of our investments, which increases the risks related to refinancing these investments.

        A key to our investment strategy is to finance our investments using match funded financing structures, which match assets and liabilities with respect to maturities and interest rates. This limits our refinance risk, including the risk of being able to refinance an investment or refinance on favorable terms. We generally use match funded financing structures, such as CDOs, to finance our investments in real estate securities and loans, and long term mortgage financings to finance our owned commercial real estate properties. However, our Manager may elect for us to bear a level of refinancing risk on a short term or longer term basis, such as is the case with investments financed with repurchase agreements, when, based on all of the relevant factors, bearing such risk is advisable. The decision not to match fund certain investments exposes us to additional refinancing risks that may not apply to our other investments. As noted above, the issuance of CDOs has come to a halt.

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

        When we acquire a portfolio of loans and securities that we finance on a short term basis with a view to securitization or other long term financing, we bear the risk of being unable to securitize the assets or otherwise finance them on a long term basis at attractive prices or in a timely matter, or at all. If it is not possible or economical for us to securitize or otherwise finance such assets on a long term basis, we may be unable to pay down our short term borrowings, or be required to liquidate the assets at a loss in order to do so.

        As of December 31, 2008, we had approximately $32.9 million of indebtedness maturing in the next 12 months. When this indebtedness becomes due, any inability to refinance or extend the maturity of this indebtedness on similar terms could have a material impact on our liquidity, our ability to pay future dividends and our ability to maintain our REIT status. Some of our investments securing these obligations are illiquid and this lack of liquidity could significantly impede our ability to realize the value at which such investments are carried if we are required to sell them to satisfy debt maturities.

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

        In addition to the above, numerous other factors may affect a company's ability to repay its obligation, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. Deterioration in a company's financial condition and prospects may be accompanied by deterioration in the collateral securing the obligation. Losses in our high yield and subordinated securities could negatively affect our earnings, which could materially decrease cash available for distribution to our stockholders.

        High yield and subordinated securities from highly leveraged companies may have a greater risk of loss which, in turn, could materially decrease cash available for distribution to our stockholders.

        Leverage may have material adverse consequences to companies in which we will hold investments. These companies may be subject to restrictive financial and operating covenants. The leverage may impair the ability of these companies to finance their future operations and capital needs. As a result, these companies may have limited flexibility to respond to changing business and economic conditions and to business opportunities. A leveraged company's income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. As a result, leveraged companies have a greater risk of loss. Losses on our investments could negatively affect our earnings, which could materially decrease cash available for distribution to our stockholders.

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

We may enter into warehouse agreements in connection with investments in the equity securities of CDOs structured for us and, if the investment in a CDO is not consummated, the warehoused collateral would be sold and we might be required to bear any loss resulting from the purchase price of the collateral exceeding the sale price.

        In connection with any future investment in CDOs that Brookfield or Hyperion Brookfield structures for us, we would expect to enter into warehouse agreements with investment banks or other financial institutions, pursuant to which the institution initially would finance the purchase of the collateral that is to be transferred to the CDO. Brookfield or Hyperion Brookfield would select the collateral. If the CDO transaction is not consummated, the institution would liquidate the warehoused collateral and we might have to pay any amount by which the original purchase price of the collateral exceeds its sale price, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the CDO transaction is consummated, if any of the warehoused collateral is sold before the consummation, we might have to bear the resulting loss on the sale. The amount at risk in connection with the warehouse agreements supporting our investments in CDOs generally would be the amount that we agreed to invest in the equity securities of the CDOs. Although we would expect to complete a CDO transaction within about three to nine months after a warehouse agreement is signed, we cannot assure you that we would in fact be able to complete any such transaction or complete it within the expected time period.

We may lose money on our repurchase transactions if the counterparty to the transaction defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of that term or if we default on our obligations under the repurchase agreement.

        When we engage in a repurchase transaction, we generally sell securities to the transaction counterparty and receive cash from the counterparty. The counterparty is obligated to resell the securities back to us at the end of the term of the transaction, which is typically 30-90 days. Because the cash we receive from the counterparty when we initially sell the securities to the counterparty is less than the value of those securities (typically between 90-97% of that value), if the counterparty defaults on its obligation to resell the securities back to us, we would incur a loss on the transaction equal to between 3-10% of the value of the securities (assuming there was no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Any losses we incur on our repurchase transactions would negatively affect our earnings, and thus decrease our cash available for distribution to our stockholders.

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

        Investments in mezzanine loans take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests in the entity that directly or indirectly owns the property. These types of investments involve a higher degree of risk than a senior mortgage loan because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the property owning entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. As a result, we may not recover some or all of our investment, which could result in losses. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. In this regard, we have had to write down a construction mezzanine loan by $14.2 million to date due to cost overruns and a deteriorating housing market in the locale where the project is located. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Assets—Commercial Real Estate Loan Investments—Mezzanine Loans, Construction Loans and Whole Loans."

Increases in interest rates and shifts in the yield curve could negatively affect the value of our investments, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.

        We invest indirectly in mortgage loans by purchasing MBS. Under a normal yield curve, an investment in MBS will decline in value if long-term interest rates increase. Despite Fannie Mae, Freddie Mac or Ginnie Mae guarantees of certain of the MBS we have owned in the past and may own in the future, those guarantees do not protect us from declines in market value caused by changes in interest rates. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.

        A significant risk associated with our investment in MBS is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates increase significantly, the market value of these MBS would decline and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on the financing agreements we may enter into in order to finance the purchase of MBS.

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

        Some of our portfolio investments are in the form of securities or loans that are not publicly traded. The fair value of securities and other investments that are not publicly traded is not readily determinable. We value these investments quarterly at fair value as determined under policies approved by our board of directors. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

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

        A substantial portion of our assets are classified for accounting purposes as "available-for-sale." Changes in the market values of those assets are directly charged or credited to stockholders' equity. As a result, a decline in values may reduce the book value of our assets. Moreover, if we determine the decline in value of an available-for-sale security to be other than temporary, such decline will reduce earnings. In this regard, during the year ended December 31, 2008, we recorded an impairment charge on 143 RMBS, 89 CMBS and two preferred stock investments. The total impairment charge for the year ended December 31, 2008 was $142.9 million. The impairment of 81 of the 143 RMBS and 45 of the 89 CMBS, totaling $42.5 million and $38.7 million, respectively, for that period is attributed to the decline in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets. The impairment of the remaining 62 of the 143 RMBS, 44 of the 89 CMBS and both of the preferred stock investments, totaling $20.2 million, $40.4 million and $1.1 million, respectively, for that period is attributed to other than temporary declines in market values and is primarily a consequence of wider spreads affecting market values of the securities.

        All of our repurchase agreements are subject to bilateral margin calls in the event that the collateral securing our obligations under those facilities exceeds or does not meet our collateralization requirements. The analysis of sufficiency of collateralization is undertaken daily, and the thresholds for adjustment range from $100,000 to $500,000. Since the summer of 2007, due to the deterioration in the market value of our assets, we received margin calls under several of our repurchase agreements, which resulted in our having to tap our financing sources to post additional collateral. We did not have any borrowings under repurchase agreements as of December 31, 2008.

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

        We have made investments and, subject to maintaining our REIT qualification and our exemption from regulation under the Investment Company Act, expect to make additional investments in assets and securities that are not publicly traded. A portion of these securities may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments, such as commercial real estate, subordinated MBS or investments in timber or power generating assets, may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Moreover, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed with material nonpublic information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited.

Failure to comply with negative covenants contained in our credit agreement, our repurchase facilities and other funding agreements will limit available financing under these agreements.

        Certain of our repurchase facility agreements include negative covenants that, if breached, may cause transactions to be terminated early. Except as noted below, the repurchase facility agreements do not include negative covenants other than those contained in the standard master repurchase agreement as published by the Bond Market Association. Two of our master repurchase agreements, which did not account for any of our liabilities as of December 31, 2008, provide that they may be terminated if, among other things, certain material decreases in net asset value occur, we lose our REIT status or our Manager is terminated. An event of default or termination event under the standard master repurchase agreement or the additional provisions explained above would give our counterparty the option to terminate all repurchase transactions existing with us and make any amount due by us to the counterparty payable immediately. If we are required to terminate outstanding repurchase transactions and are unable to negotiate favorable terms of replacement financing, cash will be negatively affected. This may reduce the amount of capital available for investing and/or may negatively affect our ability to distribute dividends. In addition, we may have to sell assets at a time when we might not otherwise choose to do so.

A prolonged economic slowdown, a recession or declining real estate values could impair the performance of our investments and harm our operating results.

        Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses in our investments and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and have a negative impact on our operating results. In this regard, the U.S. economy is in the midst of a recession, with consumer spending on the decline, credit tightening and unemployment rising. Many financial and economic analysts are predicting that the world economy may be in a prolonged recession characterized by high unemployment, limited availability of credit and decreased consumer and business spending. This economic downturn is expected to adversely affect many of the individuals and businesses that have borrowed money to purchase real estate and to continue to exert downward pressure on real estate prices. Accordingly, we may continue to experience a downturn in the market value of our investments.

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

        The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. We expect that from time to time, in addition to the interest rate swaps and credit default swaps into which we had entered as of December 31, 2008, we may in the future enter into forward contracts, currency swaps and cash flow swaps as part of our hedging strategy.

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

Our reliance on one tenant at all three of our commercial real estate properties and the insolvency or bankruptcy of this tenant could adversely affect our results of operations.

        As of December 31, 2008, we had one tenant, JPMorgan Chase, that accounted for all of our rental income, which was 15.9% of our total revenues for the year. Our business would be adversely affected if this tenant became insolvent, declared bankruptcy or otherwise refused to pay rent in a timely fashion or at all.

Uninsured losses or a loss in excess of insured limits on commercial real estate may not cover all losses and could adversely affect our financial condition.

        There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, that may be uninsurable or not economically insurable. We carry, or we require our tenants to carry, comprehensive general liability, fire, extended coverage and loss of rent insurance on our properties, with policy specifications and insured limits customarily carried for similar properties. However, with respect to those properties where the leases do not provide for abatement of rent under any circumstances, we generally do not maintain loss of rent insurance. In addition, there are certain types of losses, such as losses resulting from wars, terrorism or acts of God, that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any loss of these types would adversely affect our financial condition.

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

  •
  Staggered board.    Our board of directors is divided into three classes of directors. The current terms of the directors expire in 2009, 2010 and 2011. Directors of each class are chosen for three-year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interests of our stockholders.

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

        We, directly or through Brookfield, Hyperion Brookfield or our Manager may obtain confidential information about the companies in which we have invested or may invest. If we do possess confidential information about such companies, there may be restrictions on our ability to dispose of, increase the amount of, or otherwise take action with respect to an investment in those companies. Our management of investment funds could create a conflict of interest to the extent our Manager is aware of inside information concerning potential investment targets. We have implemented compliance procedures and practices designed to ensure that inside information is not used for making investment decisions on behalf of the funds and to monitor funds invested. We cannot assure you, however, that these procedures and practices will be effective. In addition, this conflict and these procedures and practices may limit the freedom of our Manager to make potentially profitable investments, which could negatively affect our operations. These limitations imposed by access to confidential information could therefore negatively affect the potential market price of our common stock and the ability to distribute dividends.

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

        Legislation enacted in 2003 generally reduces the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates to 15% (through 2010). Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our investments in real estate assets as of December 31, 2008 consist of our interests in properties that are consolidated in our consolidated financial statements. JPMorgan Chase is the tenant for all these properties. The following table sets forth the information with respect to our real estate assets as of December 31, 2008:

Property Name	Chase Tower Phoenix	1111 Fannin	JPM Chase Call Center
Location	Phoenix, AZ	Houston, TX	Arlington, TX
Type	Office	Office	Office
% Owned	100.0%	100.0%	100.0%
Year Built	1973	1971	2000
Date Acquired	March 20, 2007	March 20, 2007	September 25, 2007
Net Rentable Square Feet	724,000	428,600	171,500
Percentage Leased	100.0%	100.0%	100.0%
Lease Expiration(1)	2021	2021	2027
Extension Periods	Four 5-year extensions	Four 5-year extensions	Four 10-year extensions
Debt on Property—Interest Rate	5.509%	5.509%	6.290%
Debt on Property—Maturity Date	April 1, 2017	April 1, 2017	October 1, 2017
Debt on Property—Principal Balance	$145,087,300	$53,412,700	$20,880,000

(1)
Assumes tenant does not exercise any extension options.

        See "Schedule III—Real Estate and Accumulated Depreciation" to our consolidated financial statements for information relating to depreciation of these properties.

        Although we believe our investments are currently adequately covered by insurance consistent with the level of coverage that is standard in our industry, we cannot predict at this time if we will be able to obtain adequate coverage at a reasonable cost in the future.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The New York Stock Exchange, or NYSE, notified us that it was delisting our common stock prior to the opening of the market on December 2, 2008. On December 2, 2008, our common stock commenced trading on the Pink Sheets, and, on December 9, 2008, commenced trading on the Over-the-Counter Bulletin Board, in addition to the Pink Sheets. Our common stock trades on the over-the-counter market under the symbol "CYRV."

        The following table sets forth the high and low sale price per share of our common stock as reported on the NYSE Composite Transactions Tape from January 1, 2008 to December 1, 2008 and January 1, 2007 to December 31, 2007, and on the over-the-counter market from December 2, 2008 to December 31, 2008. The stock price information is based on published financial sources. Over-the-counter market quotations reflect inter-deal prices, without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions.

	High	Low	Dividend
2008
Fourth Quarter	$2.00	$0.36	$0.10
Third Quarter	3.66	1.45	0.10
Second Quarter	9.86	3.55	0.30
First Quarter	15.10	8.08	0.68
2007
Fourth Quarter	$18.20	$12.56	$0.68
Third Quarter	25.58	9.71	0.68
Second Quarter	29.48	24.25	0.68
First Quarter	29.24	23.72	0.68

        The last reported sale price of our common stock on February 26, 2009 as reported on the over-the-counter market was $0.84. As of February 26, 2009, there were 15 holders of record of our common stock. Cede & Co. is the holder of record for 24,674,697 shares of our common stock, and it holds such shares as nominee for The Depository Trust Company.

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

        Information relating to the dividends we declared in 2007 and 2008 is as follows:

Fiscal Period	Dividend Amount per Share	Declaration Date	Record Date	Payment Date	Total Distribution (in millions)	Dividend Type
First quarter 2007	$0.68	03/19/2007	03/30/2007	04/27/2007	$17.0	Regular
Second quarter 2007	0.68	06/13/2007	06/29/2007	07/27/2007	17.0	Regular
Third quarter 2007	0.68	09/10/2007	09/28/2007	10/26/2007	16.9	Regular
Fourth quarter 2007	0.68	12/12/2007	12/31/2007	01/28/2008	16.8	Regular
First quarter 2008	0.68	03/06/2008	03/31/2008	04/29/2008	16.8	Regular
Second quarter 2008	0.30	06/17/2008	06/30/2008	07/28/2008	7.4	Regular
Third quarter 2008	0.10	08/11/2008	09/30/2008	10/28/2008	2.5	Regular
Fourth quarter 2008	0.10	11/03/2008	12/31/2008	01/30/2009	2.5	Regular

        For the year ended December 31, 2008, we declared dividends of $1.18 per share, all of which represented distributions of taxable earnings and profits. For the year ended December 31, 2007, we declared dividends of $2.72 per share, of which $2.59 represented distributions of taxable earnings and profits and $0.13 represented a return of capital. We cannot assure you that we will have sufficient cash available for future quarterly distributions in an amount consistent with our most recent distributions, or at all. See "Item 1A. Risk Factors."

Equity Compensation Plan Information

        The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	130,000	25.00	2,266,680
Equity compensation plans not approved by stockholders(3)	—	—	—

Total	130,000	25.00	2,266,680

(1)
There are no outstanding warrants or rights.

(2)
Amounts exclude any securities to be issued upon exercise of outstanding options. Includes 200,587 shares of common stock to be issued in respect of deferred stock units and restricted stock units issued to certain of our independent directors.

(3)
We do not have any equity compensation plans that have not been approved by stockholders.

        We did not repurchase, or purchase on behalf of any affiliated purchaser, any shares of our common stock during the year ended December 31, 2008.

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

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	March 15, 2005 (commencement of operations) to December 31, 2005
	(In thousands except share and per share data)
Consolidated Operating Data:
Revenues:
Interest and dividend income	$117,216	$219,919	$201,224	$79,601
Rental income, net	22,225	16,210	—	—

Total revenues	139,441	236,129	201,224	79,601

Expenses:
Interest expense	53,543	156,797	139,601	48,425
Management and incentive fees, related party(1)	1,226	6,502	7,922	5,448
Professional fees	2,681	3,904	2,722	2,205
Depreciation and amortization	12,088	8,948	—	—
Commercial real estate expenses	1,541	1,011	—	—
Provision for loss on real estate loans	27,073	4,500	—	—
Insurance expense	1,662	936	413	250
Other general and administrative expenses(2)	2,404	1,917	1,153	533

Total expenses	102,218	184,515	151,811	56,861

Income before other revenues (expenses)	37,223	51,614	49,413	22,740

Other revenues (expenses):
Realized net loss on sale of available-for-sale securities, real estate loans and other investments	(5,166)	(1,698)	(2,128)	(521)
Realized and unrealized gain (loss) on derivatives	(70,679)	(84,951)	10,330	(2,497)
Impairment of available-for-sale securities	(142,916)	(317,931)	(10,389)	(5,782)
Net change in value of assets and liabilities valued under fair value option	(123,708)	—	—	—
Foreign currency exchange gain	—	4,292	580	—
Income (loss) from equity investments	(40)	2,610	—	—
Other	(1,806)	186	(889)	8

Total other expenses	(344,315)	(397,492)	(2,496)	(8,792)

Net income (loss)	$(307,092)	$(345,878)	$46,917	$13,948

Per share information:
Net income (loss) per share of common stock
Basic	$(12.35)	$(13.86)	$2.27	$0.80

Diluted	$(12.35)	$(13.86)	$2.27	$0.80

Dividends declared per share of common stock	$1.18	$2.72	$2.71	$1.55

Weighted average shares of common stock outstanding
Basic	24,866,206	24,962,708	20,646,637	17,487,500

Diluted	24,866,206	24,962,708	20,646,637	17,487,500

	As of December 31,
	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Total assets	$448,301	$2,479,438	$3,774,645	$2,669,769
Short-term obligations:
Debt—repurchase agreements	—	1,276,121	2,723,643	1,977,858
Debt—repurchase agreements, related party	—	—	144,806	16,429
Total short-term obligations	—	1,276,121	2,868,449	1,994,287
Secured revolving credit facility, related party	32,920	67,319	—	—
Long-term obligations:
Debt—collateralized debt obligations(3)	45,429	486,608	194,396	227,500
Debt—notes payable, related party	—	—	—	35,000
Debt—junior subordinated notes	51,550	51,550	—	—
Debt—mortgages payable	219,380	219,380	—	—
Debt—senior mortgage-backed notes, related party	—	99,815	—	—
Total long-term obligations	316,359	857,353	194,396	262,500
Stockholders' equity (deficit)	(37,409)	110,592	556,314	381,429

(1)
Includes $(27), $555, $1,024 and $627, respectively, of stock based compensation.

(2)
Includes $367, $584, $324 and $81, respectively, of stock based compensation.

(3)
Fair value as of December 31, 2008; cost as of December 31, 2007, 2006 and 2005. Cost as of December 31, 2008 is $467,027.

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

Overview

        We are a specialty finance company formed on January 25, 2005 by Hyperion Brookfield to invest in commercial real estate, real estate loans, real estate related securities, such as commercial and residential mortgage-backed securities, and various other asset classes. We commenced operations in March 2005. We have elected and qualified to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005 and expect to qualify as a REIT in subsequent tax years. We manage the composition of our portfolio so that we will qualify for an exclusion from regulation under the Investment Company Act of 1940, which we refer to as the Investment Company Act. We are externally managed by our Manager, a wholly-owned subsidiary of Brookfield.

        Since we commenced operations in March 2005, we have invested in Agency mortgage-backed securities, non-agency residential mortgage-backed securities, commercial mortgage-backed securities, other commercial mortgage loan products, including whole loans, A Notes, B Notes, mezzanine loans, and investments in funds that invest in whole loans, A Notes, B Notes, and mezzanine loans, and purchased commercial real estate properties. We also have taken positions in various credit default swaps relating to commercial mortgage-backed securities and residential mortgage-backed securities and have entered into interest rate swaps to hedge the basis risk of our floating rate liabilities. We have leveraged our portfolio in order to achieve attractive risk-adjusted returns. We have issued four types of liabilities:

  •
  trust preferred securities;

  •
  CDO liabilities;

  •
  secured mortgage debt; and

  •
  short-term liabilities.

        We completed a private offering of 17,400,000 shares of our common stock in March 2005 in which we raised net proceeds of approximately $405.6 million. We completed our initial public offering of 7,500,000 shares of our common stock in August 2006 in which we raised net proceeds of approximately $158.6 million. Between August 2007 and November 2007, we purchased 299,300 shares of our common stock in open market purchases. As of December 31, 2008, our portfolio was comprised of commercial mortgage-backed securities (CMBS), commercial real estate loan investments, residential mortgage-backed securities (RMBS), operating real estate and other investments of approximately $316.8 million, and have issued debt with carrying value totaling approximately $349.3 million. The resulting GAAP-reported stockholders' deficit of $37.4 million represents a reduction of $601.6 million of the net amounts raised in 2005 and 2006. This reduction in stockholders' equity can be attributed to the following general areas:

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

        We earn revenues and generate cash through our investments. These revenues are, in turn, used to pay the interest and other costs of our financings (including payments due on interest rate hedges), to pay for our overhead costs and to pay the management fee. The net earnings after these payments are used to pay dividends to our stockholders, to further reduce our liabilities or to re-invest into targeted assets. In order to maintain compliance with the REIT regulations, we are required to pay out at least 90% of our taxable income as dividends. Typically there are mismatches between taxable income and GAAP income. Due to realized losses that we have incurred to date and the projected decline in cash flows of some of our assets, we currently expect a portion of our portfolio to generate substantial tax operating losses in 2009 and in future periods. Thus, our net earnings may be in excess of our taxable income for the next several years. This mismatch may permit us to use a certain amount of our net earnings to further reduce our liabilities or to re-invest, rather than pay these net earnings to stockholders as a dividend.

Trends; Current Market Environment; Current Portfolio Considerations

        In July 2007, the commercial real estate finance sector began to show serious signs of liquidity-related distress. This was in addition to the distress that had already begun in the securitized residential products markets. Now, well into the 20th month of the world-wide financial crisis, commercial real estate credit markets have begun to experience a second layer of stress, as adverse credit events at the underlying loan level have begun to increase, and, in the residential sector, many of the long-awaited losses from the high delinquency levels have percolated through the various structures. The dual factors of diminishing liquidity and increasing incurrence of adverse credit events place a lot of stress on commercial and residential real estate credit investors. We believe that the entities that are successful in navigating through these conditions will be the entities that have the foresight to reduce their liabilities while at the same time being successful in managing their respective credit risk.

        The U.S. Federal Government has recently enacted several programs with the intent of stabilizing the financing markets. These programs include the Troubled Assets Relief Program (TARP) and the

Troubled Assets Loan Facility (TALF), among others. While we are cautiously optimistic that the recently enacted governmental programs will have some positive impact on the housing markets and the lending environment, we do not believe that the overall market will stabilize until (a) home prices firm up and the impact of these lower home prices works through the various real estate financing markets, and (b) commercial lending markets become functional and the borrowers in these markets readjust their valuations and expectations to reflect a much less aggressive lending environment.

        Performance for CMBS investors, including us, is highly dependent upon the credit performance of existing securitized portfolios. We expect that loans that do not have near-term maturities that were underwritten with the related secured properties having cash flow in place will tend to perform better during this difficult period. By contrast, we believe that loans made on transitional, or other value-creating, projects that have near-term maturities will suffer the greatest. The markets will be greatly impacted by these loans with near-term maturities; causing the existing credit spread environment to last until the consequences of these near-term loan maturities are better understood. Through our CMBS portfolio and our commercial real estate loan portfolio, we have exposure to each of these loan types. Specifically, our commercial real estate loan portfolio has one loan that was due in 2008, two loan maturities in 2009 and our remaining loan, which is held for sale, matures in 2016. Our CMBS portfolio, which is comprised solely of fixed rate conduit deals, which generally do not have near-term maturities, will not start to have material maturities in the underlying collateral pools until 2010.

        As discussed in Note 3 to our consolidated financial statements, "Fair Value Hierarchy", we value our available-for-sale securities and held for sale securities using current market pricing. The spreads that have been utilized to value our assets are extremely wide from a historical perspective. These spreads are wide due to the market's view of the risks contained within these types of investments within the current market environment. These risks include the market's expectation of increasing delinquencies and losses within residential and commercial mortgage loans, and consequently the securitized pools that own these loans. The market's expectation is also that commercial and residential loans originated in the period from 2005 to 2007 will under-perform prior vintages. These market expectations become embodied in the modeling assumptions that are used to value securities such as the RMBS and CMBS that we own. The valuation of these assets is extremely sensitive to these assumptions. Additionally, there are many factors for which there is no relevant comparable data to use in order to help judge that particular factor's impact on future performance. For instance, many of the underlying residential and commercial mortgages originated during the 2005 to 2007 era have very low interest rate coupons. These low coupons may prove to dampen credit losses that otherwise are expected by the market. As these origination vintages age, performance tiering may become evident; meaning that the 2005 vintage may exhibit stronger performance than the 2006 or 2007 vintages. In the current marketplace, there is no evidence of any meaningful tiering among these three vintages. Additionally, the recently enacted Governmental programs may have a positive impact on certain sub-prime borrowers and sub-prime loan pools. Conversely, consumer retail weakness, job losses and a weak economy may result in credit losses exceeding the market's expectations. It is the use of these assumptions that causes there to be both upside potential as well as downside risk to the current market value of our assets.

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

        Prepayment rates—Typically, as interest rates fall, prepayment rates on residential mortgages rise. However, given the global credit crisis, this cycle could be different as the decline in housing market activity and home price depreciation could keep prepayment rates low as refinancing becomes less accessible. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, general economic conditions and the relative interest rates on mortgage loans.

        Liquidity—Managing liquidity has become a priority for our company. Whereas most of our assets, such as the commercial real estate properties and the assets held by our CDOs, have been financed with long-term liabilities, some of our assets are financed short-term while they are in transition toward longer-term financing solutions. In the current economic environment, these short-term financings typically are collateralized borrowings under our revolving credit facility or, when available and when we deem appropriate, borrowings under collateralized reverse repurchase agreements. As asset values decline, margin calls from our financing counterparties place demands on our cash and other liquidity sources. This can force us to sell assets and de-leverage the balance sheet, which could negatively impact earnings and negatively impact our ability to make distributions to our stockholders. As of December 31, 2008, we had reduced our exposure to margin calls to $1.1 million on our credit default swaps, and we had unencumbered assets at such date that provided us with $13.3 million of additional borrowing capacity under our secured financing facility.

        Weakness of mortgage market—The sub-prime market has been severely affected by changes in the lending landscape; for now and for the foreseeable future, access to mortgages for sub-prime borrowers has been substantially limited. This limitation on financing is expected to have an impact on all mortgage loans that are resetting and is expected to result in increased default rates. The severity of the liquidity limitation was largely unanticipated by the markets. As well, the liquidity issues also affect prime and Alt-A Non-Agency lending, with the origination of many product types being completely curtailed and lenders requiring high loan-to-value ratios when providing refinancing to borrowers. At the margin, this has an impact on new demand for homes, which will compress the home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates and mortgage loan delinquencies. This comes in addition to the delinquency pressures in the sub-prime market resulting from weaker underwriting, which put many sub-prime lenders out of business in 2006 and 2007. The market deterioration has caused us to expect increased losses related to our holdings over time, and in the immediate period, has resulted in a significant decline in the market values of our assets. We continually monitor and adjust our cash flow assumptions in light of current and projected market conditions, and we believe that results in an accurate representation of value on our balance sheet.

        We believe that, at this time, the underlying losses in the sub-prime market have not fully manifested themselves in the securitizations. Accordingly, there are a number of factors that can help to mitigate issues before they fully impact the market. The government does have a number of programs that it can utilize to help the conditions in the mortgage industry. Currently, the lending limits for Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and

Government National Mortgage Association have been raised. As well, recent legislation has expanded and modernized the FHA programs to make financing available at affordable terms to delinquent borrowers. At the margin, programs that will have the effect of reducing foreclosure inventory will be helpful to the resolution of home price declines. In addition, given the current interest rate environment, the U.S. government has little room to further decrease the Fed Funds rate.

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

        For a discussion of additional risks relating to our business see the risk factors disclosed under Part I, Item 1A, "Risk Factors".

Our Business Model

        Our interest, dividend and rental income net of interest expense, which we refer to as our net investment income, is generated primarily from the net spread, or difference, between the interest, dividend and rental income we earn on our investment portfolio and the cost of our borrowings and hedging activities. Our net investment income will vary based upon, among other things, the difference between the interest rates earned on our various interest-earning assets, the borrowing costs of the liabilities used to finance those investments and the credit performance of the assets.

        Certain of our investments, including RMBS and subordinate CMBS, currently generate substantial mismatches between taxable income and available cash. In order to meet the requirement to distribute a substantial portion of our net taxable income, we may need to borrow, sell assets or raise additional equity capital. Conversely, cash income may exceed taxable income, which could allow us to lower our dividend.

        Our Manager is entitled to receive a base management fee that is based on the amount of our equity (as defined in the management agreement), regardless of the performance of our portfolio. Accordingly, the payment of our base management fee is not primarily dependent on our profitability (except to the extent that our equity is affected) and may provide us with an incentive to incur losses. We and our Manager agreed that during 2008, we would pay our base management fee to our Manager in shares of our common stock valued at the weighted average closing price during the last five trading days of the applicable fiscal quarter. Additionally, our Manager is entitled to receive an incentive management fee that is dependant upon the amount of our GAAP earnings.

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

        During 2007 and 2008, credit spreads widened. The widening of credit spreads and increasing interest rates caused a significant increase in the net unrealized losses on our available-for-sale securities. Net unrealized losses initially are recorded in accumulated other comprehensive loss. We periodically evaluate our portfolio of available-for-sale securities for impairment and reclassify such unrealized losses to impairments on available-for-sale securities in our statement of operations when appropriate, which in the second half of 2007 and throughout 2008 caused our book value per share to decrease. One of the key drivers for the widening of credit spreads has been the recent disruption in the securitized products sectors.

        In addition to widening credit spreads, the recent disruption in the securitized products markets has adversely affected the market in which we operate in a number of other ways. For example, the market disruption has reduced the trading activity for many securities, resulting in less liquid markets for those securities. As the securities we hold are marked to market at the end of each quarter, the decreased liquidity and concern over market conditions have resulted in significantly lower valuations of substantially all of our CMBS, RMBS and preferred equity investments since mid-2007. These lower valuations have affected us by, among other things, decreasing our net book value and in contributing to our decision to record other than temporary non-cash impairments (discussed below in "—Critical Accounting Policies—Valuation of Financial Instruments"). In addition, Standard & Poor's, Moody's and Fitch recently have issued a series of credit rating downgrades on various real estate securities. Through February 26, 2009, six of the sub-prime RMBS that we owned at December 31, 2008, which had an aggregate carrying value of $0.2 million at December 31, 2008, had been downgraded below their lowest rating at December 31, 2008; four of the prime RMBS that we owned at December 31, 2008, which had an aggregate carrying value of $0.1 million at December 31, 2008, had been downgraded below their lowest rating at December 31, 2008 and 62 of the CMBS that we owned at December 31, 2008, which had an aggregate carrying value of $17.8 million at December 31, 2008, had been downgraded below their lowest rating at December 31, 2008.

        We do not currently know the full extent to which this recent disruption will affect us or the markets in which we operate. If the disruption continues, we may experience continued tightening of liquidity, additional impairment charges and challenges in raising additional capital and obtaining investment financing on attractive terms. Future market developments may continue to have a materially negative impact on our business or results of operations. Based on our cash balances and available financing under our secured revolving credit facility, we believe that we have sufficient liquidity in the current market environment. Moreover, these developments may produce a number of attractive investment opportunities to us in the future.

Critical Accounting Policies

        Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. These include fair market value of certain investment, debt obligations and derivative asset and liabilities, amount and timing of credit losses, prepayment assumptions and other items that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., market values change due to changes in supply and demand, credit performance, prepayments, interest rates or other reasons; yields change due to changes in credit outlook and loan prepayments) will occur in the near future. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on the experience of Brookfield's, Hyperion Brookfield's and our management, along with their analysis of historical and current market data, in order to arrive at what we believe to be reasonable estimates. See Note 2 to our consolidated financial statements contained elsewhere herein for a complete discussion of our accounting policies. Our estimates are inherently subjective in nature and actual results could differ from our estimates and differences may be material. We have identified our most critical accounting estimates to be the following:

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

        We have analyzed the pooling and servicing agreements governing each of our Controlling Class CMBS and RMBS investments and we believe that the terms of those agreements are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment for those special-purpose entities due to ongoing review by regulators and accounting standard setters (including the project of the Financial Accounting Standards Board ("FASB") to amend SFAS 140 and the recently added FASB project on servicer discretion in a QSPE), potential actions by various parties involved with the QSPE (discussed in the paragraph above) and varying and evolving interpretations of the QSPE criteria under SFAS 140. We also have evaluated each of our Controlling Class CMBS and RMBS investments for which we own a greater than 50% interest in the subordinated class as if the special-purpose entities that issued such securities are not QSPEs. Using the fair value approach to calculate expected losses or residual returns, we have concluded that we would not be the primary beneficiary of any of the underlying special-purpose entities. Additionally, the standard setters continue to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of VIEs. Future guidance from regulators and standard setters may require us to consolidate the special-purpose entities that issued the CMBS and RMBS in which we have invested as described in the section titled "Variable Interest Entities" in Note 2 to our consolidated financial statements included elsewhere herein. To the extent that there are subsequent changes in the structure of these special-purpose entities (which we believe occur infrequently), we would have to reconsider whether we are the primary beneficiary. If we are deemed to be the primary beneficiary, we would have to consolidate the assets, liabilities and operations of the respective securitization trust.

        Our maximum exposure to loss as a result of our investment in these special-purpose entities totaled $20.0 million as of December 31, 2008.

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

  Loan Loss Provisions

        We purchase and originate mezzanine loans and commercial mortgage loans to be held as long-term investments. We evaluate each of these loans for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. In our evaluation of these loans for possible impairment, we develop significant assumptions which include, but are not limited to, the value of the real estate of partnership interests that secure the mortgage loans, the expected sale period for such real estate, the appropriate discount rate, the fair value of any collateral being used to secure any guarantees from the borrower and the estimated costs incurred to dispose of such guarantee collateral. Upon a determination of impairment, we will establish a reserve for loan losses and a corresponding charge to earnings through the provision for loan losses.

  Valuation of Financial Instruments

        We measure financial instruments, derivatives and our collateralized debt obligations at fair value. We account for real estate loans held for sale at the lower of their carrying amount or fair value less estimated cost to sell. Realized and unrealized gains or losses from our available-for-sale securities and collateralized debt obligations within our CDO entities for which we elected the fair value option are recorded in our statements of operations. Unrealized gains or losses from our available-for-sale securities for which we did not elect the fair value option are recorded through other comprehensive income or loss. Impairments on our available-for-sale securities for which we did not elect the fair value option are recorded in our consolidated statements of operations. Changes in the carrying amount or fair value of our real estate loans held for sale are recorded in our consolidated statements of operations.

        We adopted SFAS No. 157, Fair Value Measurements ("SFAS 157"), in the first quarter of 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and enhances disclosure requirements for fair value measurements. Additionally and also in the first quarter of 2008, we adopted SFAS 159, and applied this option to the available-for-sale securities and collateralized debt obligations within our CDO legal entities.

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

        The three approaches described within SFAS 157 are consistent with generally accepted valuation methodologies. While all three approaches are not applicable to all assets or liabilities accounted for at fair value, where appropriate and possible, one or more valuation techniques may be used. The selection of the valuation method(s) to apply considers the definition of an exit price and the nature of the asset or liability being valued and significant expertise and judgment is required. For assets and liabilities accounted for at fair value, valuation techniques are generally a combination of the market and income approaches. For the year ended December 31, 2008, the application of valuation techniques applied to similar assets and liabilities has been consistent.

        During 2008, our assets measured at fair value on a recurring basis reflected as Level 3 decreased largely as a result of the sale of CMBS totaling $2.2 million, principal repayments of CMBS and Non-Agency RMBS totaling $8.6 million and spread widening on our CMBS and Non-Agency RMBS. The significant amount of our available-for-sale securities reflected as Level 3 is a result of the reduction of liquidity in the capital markets that resulted in a decrease in the observability of the significant inputs used in determining fair value. Management determined the classification level of each security based upon a review of the pricing source used (non-binding broker quotes, pricing services or fair value determinations by management).

        During 2008, our liabilities measured at fair value on a recurring basis reflected as Level 3 decreased by $253.6 million, largely as a result of spread widening on our collateralized debt obligations. The significant amount of our collateralized debt obligations reflected as Level 3 is a result of the reduction of liquidity in the capital markets that resulted in a decrease in the observability of the significant inputs used in determining fair value.

        The following table summarizes the sources from which fair value was determined on our assets and liabilities measured at fair value on a recurring basis that were classified as Level 3 as of December 31, 2008.

	Available-for- Sale Securities	%	Derivative Liabilities	%	Collateralized Debt Obligations	%
	($ in millions)
Non-binding quote(s) from dealers in securities	$38.8	53.3%	$56.8	99.1%	$45.4	100%
Independent pricing service	29.4	40.3%	—	0.0%	—	0%
Fair Value determinations by management	4.7	6.4%	0.5	0.9%	—	0%

Total	$72.9	100.0%	$57.3	100.0%	$45.4	100%

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

        Periodically, all available-for-sale securities are evaluated for other than temporary impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), Emerging Issues Task Force No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets ("EITF 99-20"), FASB Position No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 ("FSP EITF 99-20-1") and SEC Staff Accounting Bulletin No. 59, which has been codified as SAB Topic 5.M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities ("SAB 59"). An impairment that is an "other than temporary impairment" is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the investment's remaining life. Other than temporary impairments result in reducing the security's carrying value to its fair value through the statement of operations, which also creates a new carrying value for the investment. We compute a revised yield based on the future estimated cash flows as described in "—Revenue Recognition" above. Significant judgments are required in determining impairment, which include making assumptions regarding the estimated prepayments, loss assumptions and the changes in interest rates that are based on current market conditions.

        The determination of other-than-temporary impairment is made at least quarterly. If we determine an impairment to be other than temporary we will need to realize a loss that would have an impact on future income. Under the guidance provided by SFAS 115, a security is impaired when its fair value is less than its amortized cost and we do not intend to hold that security until we recover its amortized cost or until its maturity. For the year ended December 31, 2008, we recorded an impairment charge on 81 RMBS and 45 CMBS totaling $81.2 million. We determined these securities to be impaired because of the decline in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets. Accordingly, we recognized impairments totaling $61.7 million on 62 RMBS, 44 CMBS and two preferred stock investments during the year ended December 31, 2008. These impairments are attributed to other than temporary declines in market values and are primarily a consequence of the severity of the decline in market values resulting from wider spreads. As of December 31, 2008, we still owned 121 of the securities that we impaired during 2008.

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

	Historical cost as of December 31, 2007	Fair value at date of adoption	Cumulative effect adjustment
CDOs	$486,608	$299,034	$187,574
Deferred financing costs on CDOs, net of accumulated amortization	8,152	—	(8,152)
Net unrealized holding gains on available-for-sale securities within our CDO entities reclassified to accumulated deficit			1,670

Total cumulative effect adjustment			$181,092

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

        To determine the fair value of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option-pricing models, replacement cost, counterparty default risk and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

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

        At December 31, 2008, we were a party to two interest rate swaps with a notional par value of approximately $285.0 million; the fair value of our net liability relating to interest rate swaps was approximately $37.7 million, which is included in our derivative assets and derivative liabilities, and we had accrued interest payable of approximately $0.4 million on our interest rate swaps at such date. We entered into these interest rate swaps to seek to mitigate our interest rate risk for the specified future time period, which is defined as the term of the swap contracts. Based upon the market value of these interest rate swap contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts.

        As of December 31, 2008 and December 31, 2007, respectively, we had two and eight credit default swaps ("CDS") with a notional par value (our maximum exposure to loss) of $20.0 million and $75.0 million that are reflected on our balance sheet as a derivative liability at their fair value of approximately $19.1 million and $32.9 million, respectively. The fair value of the CDS depends on a number of factors, primarily premium levels, which are dependent on interest rate spreads. The CDS contracts are valued either by an independent third party pricing service or by using internally developed and tested market-standard pricing models that calculate the net present value of differences between future premiums on currently quoted market CDS and the contractual future premiums on our CDS contracts. During the first quarter of 2008, we closed out six CDS on single names in an aggregate notional amount of $55.0 million, with a realized loss of approximately $30.2 million.

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

        Our policy for interest and penalties on material uncertain tax positions recognized in our consolidated financial statements is to classify these as interest expense and operating expense, respectively. However, in accordance with Financial Interpretation Number 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), we assessed our tax positions for all open tax years (Federal, years 2005 through 2007 and State, years 2005 through 2007) as of December 31, 2008 and concluded that we have no material FIN 48 liabilities to be recognized at this time.

Financial Condition

  Assets

        Our current portfolio consists of commercial mortgage-backed securities, residential mortgage-backed securities, commercial real estate loan investments, credit default swaps and operating real estate. All of our assets at December 31, 2008 were acquired with the net proceeds of approximately $405.6 million from our March 2005 private offering of 17,400,000 shares of our common stock, the net proceeds of approximately $158.6 million from our August 2006 initial public offering of 7,500,000 shares of our common stock, the net proceeds of approximately $48.6 million from our March 2007 issuance of trust preferred securities and our use of leverage.

      Mortgage-Backed Securities

        Our commercial mortgage-backed securities and residential mortgage-backed securities comprise 100% of our available-for-sale securities portfolio. We own these securities either directly on our balance sheet or in one of our two CDOs. We own the equity of each of the CDOs and it is through this equity investment that we participate in the investment performance of the portion of the available-for-sale securities portfolio that is owned by the CDOs. The commercial mortgage-backed securities and residential mortgage-backed securities segment of our portfolio at December 31, 2008 is summarized below:

	CMBS	RMBS
	(In thousands)
Amortized cost	$57,309	$14,709
Unrealized gains	784	114
Unrealized losses	—	—

Fair value	$58,093	$14,823

        As of December 31, 2008, the CMBS and RMBS in our portfolio purchased at a net premium or discount relative to their par value and our portfolio had a weighted average amortized cost of 7.0% and 4.8% of face amount, respectively. The CMBS and RMBS were valued below par at December 31, 2008 because we are investing in lower-rated bonds in the credit structure. There are no securities held at December 31, 2008 that are valued below their amortized cost, which is a security's original cost, as adjusted for the amortization of any discount or premium on the security, principal paydowns and any impairments or principal write-offs on the security.

        Our MBS holdings were as follows at December 31, 2008 ($ in millions):

	Outstanding Face Amount at December 31, 2008	Amortized Cost Basis Before Impairments/ Adjustments(1)
						Weighted Average
			Fair Value at December 31, 2008	Number of Securities(2)	Number of Trusts(3)
						Rating(4)	Coupon	Yield(5)	WAL(6)
CMBS	$819.5	$575.2	$58.1	134	43	CCC+	5.19%	79.93	7.17
Non-Agency RMBS—Prime	183.2	160.2	9.2	88	39	CCC-	4.28	652.34	4.93
Non-Agency RMBS—Sub Prime	120.5	135.0	5.6	39	24	CC	2.82	293.01	4.61
Preferred Stock	4.9	4.8	—	2	2	—	—	—	—

Total	$1,128.1	$875.2	$72.9	263	108	CCC	4.67	168.49	6.69

REIT ONLY (NON-CDOs)
CMBS	$295.7	$149.2	$14.6	47	20	CC+	5.10%	106.18	5.24
Non-Agency RMBS—Prime	94.7	77.3	4.6	57	31	CC	4.98	720.32	5.63
Non-Agency RMBS—Sub Prime	58.2	60.0	2.7	21	15	C	2.69	183.31	4.95
Preferred Stock	4.9	4.8	—	2	2	—	—	—	—

Total	$453.5	$291.3	$21.9	127	68	CC	4.49	242.62	5.28

CDOs ONLY
CMBS	$523.8	$426.0	$43.5	94	33	B+	5.24%	71.14	7.82
Non-Agency RMBS—Prime	88.5	82.9	4.6	32	21	CCC+	3.52	586.63	4.25
Non-Agency RMBS—Sub Prime	62.3	75.0	2.9	19	10	CCC-	2.94	400.01	4.28
Preferred Stock	—	—	—	—	—	—	—	—	—

Total	$674.6	$583.9	$51.0	145	64	B	4.80	136.70	7.30

(1)
As of December 31, 2006.

(2)
Note that some securities are owned both by one or more of our CDOs and by the REIT.

(3)
Note that securities issued by some trusts are owned both by one or more of our CDOs and by the REIT.

(4)
Lowest rating of Moody's, S&P or Fitch; weighted average based on fair value.

(5)
Yield as reflected above is the implied loss-adjusted yield based on our expectation of future cash flows (i.e., taking into account assumed defaults) and the fair value of the security.

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

        The table below summarizes the credit ratings of our MBS investments at December 31, 2008:

	CMBS	Prime RMBS	Subprime RMBS	Total
	(In thousands)
AAA	$—	$—	$—	$—
AA	—	—	—	—
A	—	—	—	—
BBB	17,892	233	2,376	20,501
BB	16,204	2,143	169	18,516
B	10,409	2,495	307	13,211
Below B	13,588	4,309	2,791	20,688

Total	$58,093	$9,180	$5,643	$72,916

        Actual maturities of MBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The stated contractual final maturity of the mortgage loans underlying our portfolio of MBS ranges up to 28 years, but the expected maturity is subject to change based on the prepayments of the underlying loans. As of December 31, 2008, the average final contractual maturity of the mortgage portfolio is 2037.

        The constant prepayment rate, or CPR, attempts to predict the percentage of principal that will be prepaid over the next 12 months based on historical principal paydowns. As interest rates rise, the rate of refinancings typically declines, which we believe may result in lower rates of prepayment and, as a result, a lower portfolio CPR.

        The following table summarizes our CMBS and RMBS according to their estimated weighted average life classifications as of December 31, 2008:

	CMBS		RMBS
Weighted Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Less than one year	$—	$—	$1,602	$1,599
Greater than one year and less than five years	493	493	4,836	4,836
Greater than five years	57,600	56,816	8,385	8,274

Total	$58,093	$57,309	$14,823	$14,709

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

      Commercial Mortgage-Backed Securities

        Our CMBS portfolio consists of CMBS that we own directly and CMBS that are owned by our CDOs. We directly own approximately $14.6 million in fair value of CMBS. These securities have a weighted average rating of CC+, are priced at a weighted average price to par of 4.9%, and are projected to yield 106.2% on a loss-adjusted basis. Approximately 79.5% of the CMBS that we own directly is part of a portfolio that we refer to as the "CMBS Primary Asset." The CMBS Primary Asset is a sub-portfolio that consists of our holdings in 11 CMBS securitizations in which we, either directly or through our CDOs, own a portion of the first loss tranche. The CMBS Primary Asset is further illustrated below.

        Within our two CDOs, we own approximately $43.5 million in fair value of CMBS. These securities have a weighted average rating of B+, are priced at a weighted average price to par of 8.3%, and are projected to yield 71.1% on a loss-adjusted basis. However, the receipt of cash flows from this portion of our CMBS portfolio is governed by the waterfalls within the respective CDO indentures, which are further described below. Approximately 54.0% of the CMBS that we own within our two CDOs are part of the CMBS Primary Asset.

Class Type	REIT	CDOs	Total	Average Rating
	(In thousands)
Primary Asset	$11,596	$23,505	$35,101	CCC
Non-Primary Asset	2,990	20,002	22,992	BB

Total / Weighted Average	$14,586	$43,507	$58,093	CCC+

CMBS Primary Asset

        The following table sets forth some relevant characteristics of our CMBS Primary Asset.

Deal Name	Number of Tranches	Size of Securitization	Detachment Point(1)	Original Face Amount of Holdings	Outstanding Face Amount at December 31, 2008	Fair Value at December 31, 2008	Rating Range	Current Delinquency	Cumulative Losses to Date(2)	Weighted Average Coupon
	($ in thousands)
BACM 2006-2	7	$2,656,161	3.30%	$32,330	$32,330	$1,725	BB+ – NR	0.59%	$—	5.48%
BACM 2007-2	7	3,160,024	3.14	35,330	35,330	986	BB+ – NR	2.31	—	5.37
BSCMS 2005-PWR9	9	2,081,251	5.43	83,001	83,001	6,743	BBB – NR	0.26	—	4.82
BSCMS 2006-PW13	8	2,856,905	4.20	55,816	55,816	4,040	BBB- – NR	0.54	—	5.46
COMM 2007-C9	7	3,053,177	3.84	50,658	50,658	2,904	BB+ – NR	1.03	—	5.24
CSMC 2006-C1	8	2,935,377	4.23	82,833	82,833	4,991	BBB- – NR	0.60	—	5.29
CSMC 2006-C4	8	4,245,319	4.15	77,931	77,931	4,264	BBB- – NR	1.18	—	5.53
GMACC 2005-C1	7	2,090,756	3.04	53,928	46,398	3,576	BB+ – NR	1.41	7,530	4.48
WBCMT 2005-C18	8	1,355,845	5.45	39,196	39,196	2,380	BBB – NR	0.78	—	4.74
WBCMT 2006-C29	7	3,366,840	2.63	32,600	32,600	1,639	BB+ – NR	1.03	—	5.07
WBCMT 2007-C31	9	5,825,418	3.26	42,503	42,503	1,853	BB+ – NR	0.23	—	5.13

Total/Weighted Average	85	$33,627,073	3.73%	$586,126	$578,596	$35,101	BBB – NR	0.88%	$7,530	5.16%

(1)
A deal's detachment point is the senior limit to our credit exposure within that securitization.

(2)
Actual losses based on securities we own.

        The following table sets forth some relevant characteristics of our CMBS portfolio by vintage. We did not purchase any CMBS from the 2008 vintage.

	Vintage
					Total/ Weighted Average
CMBS Characteristics as of December 31, 2008	2002	2005	2006	2007
	($ in millions)
Weighted Average Rating	B	B-	CCC+	CCC	CCC+
Number of Securities	3	40	60	31	134
Original Face Amount	$2.8	$295.6	$367.9	$160.7	$827.0
Outstanding Face Amount	$2.8	$288.1	$367.9	$160.7	$819.5
Amortized Cost Basis	$0.5	$24.8	$24.2	$7.8	$57.3
Fair Value	$0.5	$25.6	$24.2	$7.8	$58.1
Percentage of Total Fair Value(1)	0.86%	44.06%	41.65%	13.43%	100.0%
Coupon	4.94%	4.89%	5.45%	5.15%	5.19%
Market Yield(2)	67.18%	51.80%	94.67%	127.12%	79.93%
Expected Principal Return(3)	100.00%	46.96%	65.53%	52.23%	56.51%
WAL(4)	3.88	6.94	7.49	7.16	7.17
Principal Subordination(5)	3.61%	2.25%	1.74%	1.45%	1.87%
Delinquency Rate 60+(6)	1.54%	0.81%	0.48%	0.36%	0.58%
Collateral Cumulative Losses to Date	0.00%	0.06%	0.00%	0.00%	0.02%
Cumulative Losses to Date(7)	0.00%	2.23%	0.00%	0.00%	0.90%

(1)
The proportion of our CMBS portfolio comprised of the respective vintage; based on fair value of our CMBS portfolio as of December 31, 2008.

(2)
Market yield as reflected above is the implied loss-adjusted yield based on our expectation of future cash flows (i.e., taking into account assumed defaults) and the fair value of the security.

(3)
Percent of outstanding face amount that we currently project to be returned as principal.

(4)
Weighted average life.

(5)
Weighted average determined based on outstanding face amounts owned.

(6)
Delinquencies in the securitization; weighted average determined based on outstanding face amounts owned.

(7)
Write-offs of par on the securities we own; weighted average determined based on original face amounts owned.

      Residential Mortgage-Backed Securities

        Our RMBS portfolio consists of RMBS that we own directly and RMBS that are owned by one of our CDOs. We directly own approximately $7.3 million in fair value of RMBS, which consists of $4.6 million of prime RMBS and $2.7 million of sub-prime RMBS. The prime bonds have a weighted average rating of CC, are priced at a weighted average price to par of 4.9% and are projected to yield 720.3% on a loss-adjusted basis. The sub-prime bonds have a weighted average rating of C, are priced at a weighted average price to par of 4.6% and are projected to yield 183.3% on a loss-adjusted basis.

        Within our two CDOs, we own approximately $7.5 million in value of RMBS, which consists of $4.6 million of prime RMBS and $2.9 million of sub-prime RMBS. The prime bonds have a weighted average rating of CCC+, are priced at a weighted average price to par of 5.2%, and are projected to yield 586.6% on a loss-adjusted basis. The sub-prime bonds have a weighted average rating of CCC-, are priced at a weighted average price to par of 4.7%, and are projected to yield 400.0% on a loss-adjusted basis. However, the receipt of cash flows from this portion of our RMBS portfolio is governed by the waterfalls within the respective CDO indentures, which are further described below.

        The following table sets forth some relevant characteristics of our prime RMBS portfolio by vintage. We did not purchase any prime RMBS from the 2008 vintage.

	Vintage
						Total/ Weighted Average
Prime RMBS Characteristics as of December 31, 2008	2003	2004	2005	2006	2007
	($ in millions)
Weighted Average Rating	CC	CCC	CCC-	CC	CC	CCC-
Number of Securities	4	10	59	4	11	88
Outstanding Face Amount	$3.5	$14.6	$143.7	$4.3	$17.1	$183.2
Amortized Cost Basis	$0.8	$1.0	$6.4	$0.2	$0.7	$9.1
Fair Value	$0.8	$1.0	$6.5	$0.2	$0.7	$9.2
Percentage of Total Fair Value(1)	8.70%	10.87%	70.65%	2.17%	7.61%	100.0%
Coupon	5.17%	3.70%	3.99%	8.27%	6.00%	4.28%
Market Yield(2)	64.90%	236.63%	852.08%	342.78%	163.57%	652.34%
Expected Principal Return(3)	74.40%	16.77%	22.30%	22.37%	0.50%	20.83%
WAL (4)	4.76	2.06	5.67	5.67	2.33	4.93
Principal Subordination(5)	0.11%	1.46%	0.90%	0.63%	0.16%	0.85%
Collateral Factor(6)	61.08%	34.57%	48.20%	70.34%	90.50%	51.85%
Bond Factor(7)	93.26%	71.00%	83.46%	96.27%	94.43%	83.99%
One Month CPR(8)	5.54	11.93	8.50	8.83	4.75	8.37
Delinquency Rate 60+(9)	0.37%	8.72%	9.19%	1.91%	1.83%	8.12%
Collateral Cumulative Losses to Date	0.00%	0.26%	0.19%	0.08%	0.04%	0.18%
Cumulative Losses to Date(10)	0.34%	2.19%	6.39%	0.16%	11.36%	6.00%

(1)
The proportion of our prime RMBS portfolio comprised of the respective vintage; based on fair value of our prime RMBS portfolio as of December 31, 2008.

(2)
Market yield as reflected above is the implied loss-adjusted yield based on our expectation of future cash flows (i.e., taking into account assumed defaults) and the fair value of the security.

(3)
Percent of outstanding face amount that we currently project to be returned as principal.

(4)
Weighted average life.

(5)
Weighted average determined based on outstanding face amount owned.

(6)
Collateral factor is the ratio of the current deal balance to the original deal balance.

(7)
Bond factor is the ratio of the current bond balance to the original bond balance.

(8)
Constant prepayment rate.

(9)
Delinquencies in the securitization, weighted average determined based on outstanding face amounts owned.

(10)
Write-offs of par on the securities we own; weighted average determined based on original face amounts owned.

        The following table sets forth some relevant characteristics of our sub-prime RMBS portfolio by vintage. We did not purchase any sub-prime RMBS from the 2008 vintage.

	Vintage
				Total/ Weighted Average
Sub-prime RMBS Characteristics as of December 31, 2008	2005	2006	2007
	($ in millions)
Weighted Average Rating	CC	CC	CC	CC
Number of Securities	24	13	2	39
Outstanding Face Amount	$87.0	$24.4	$9.1	$120.5
Amortized Cost Basis	$3.8	$1.3	$0.5	$5.6
Fair Value	$3.8	$1.3	$0.5	$5.6
Percentage of Total Fair Value(1)	67.86%	23.21%	8.93%	100.0%
Coupon	3.07%	1.89%	2.92%	2.82%
Market Yield(2)	348.33%	94.33%	361.77%	293.01%
Expected Principal Return(3)	11.32%	22.54%	0.00%	12.74%
WAL(4)	4.19	7.63	1.00	4.61
Principal Subordination(5)	3.60%	4.20%	2.06%	3.60%
Current Overcollateralization	0.86%	0.85%	2.70%	1.00%
Excess Spread(6)	0.27%	0.35%	0.31%	0.29%
Collateral Factor(7)	23.71%	45.09%	82.46%	32.49%
Bond Factor(8)	91.83%	98.02%	100.00%	93.70%
One Month CPR(9)	26.43	27.14	14.24	25.65
Delinquency Rate 60+(10)	30.02%	30.36%	26.42%	29.82%
Collateral Cumulative Losses to Date	4.62%	5.42%	3.39%	4.69%
Cumulative Losses to Date(11)	1.39%	0.00%	0.00%	0.87%

(1)
The proportion of our sub-prime RMBS portfolio comprised of the respective vintage; based on fair value of our sub-prime RMBS portfolio as of December 31, 2008.

(2)
Market yield as reflected above is the implied loss-adjusted yield based on our expectation of future cash flows (i.e., taking into account assumed defaults) and the fair value of the security.

(3)
Percent of outstanding face amount that we currently project to be returned as principal.

(4)
Weighted average life.

(5)
Weighted average determined based on outstanding face amount owned.

(6)
Represents the weighted average excess spread over the applicable liability coupon for the month of December 2008, weighted by par amount.

(7)
Collateral factor is the ratio of the current deal balance to the original deal balance.

(8)
Bond factor is the ratio of the current bond balance to the original bond balance.

(9)
Constant prepayment rate.

(10)
Delinquencies in the securitization, weighted average determined based on outstanding face amounts owned.

(11)
Write-offs of par on the securities we own; weighted average determined based on original face amounts owned.

      Equity Securities

        Our investment policies allow us to acquire equity securities, including common and preferred shares issued by other real estate investment trusts. At December 31, 2008, we held two investments in equity securities, with a fair value of $0. These investments are classified as available for sale and thus carried at fair value on our balance sheet with changes in fair value recognized in accumulated other comprehensive income until realized or determined to be other than temporarily impaired.

      Changes in Carrying Value of Available-for-Sale Securities

        The following sets forth information regarding the changes in the carrying value of our available-for-sale securities during the year ended December 31, 2008:

		Activity During Year Ended December 31, 2008
Security Description	December 31, 2007 Estimated Fair Value	Sales	Principal Paydowns	Discount/ (Premium) Amortization	Impairments	Mark-to- Market Adjustments	December 31, 2008 Estimated Fair Value
	(In millions)
CMBS	$399.4	$(4.2)	$(0.3)	$8.6	$(79.1)	$(266.3)	$58.1
Agency MBS	1,246.7	(1,178.0)	(60.4)	(0.4)	—	(7.9)	—
Non-Agency RMBS	168.4	—	(10.1)	10.4	(62.7)	(91.2)	14.8
Preferred stock	0.7	—	—	—	(1.1)	0.4	0.0

Total	$1,815.2	$(1,182.2)	$(70.8)	$18.6	$(142.9)	$(365.0)	$72.9

        The following sets forth information regarding the changes in the carrying value of our available-for-sale securities during the year ended December 31, 2007:

		Activity During Year Ended December 31, 2007
Security Description	December 31, 2006 Estimated Fair Value	Net Purchases/ (Sales)	Principal Paydowns	Discount/ (Premium) Amortization	Impairments	Mark-to- Market Adjustments	December 31, 2007 Estimated Fair Value
	(In millions)
CMBS	$472.6	$99.3	$(1.1)	$6.0	$(174.9)	$(2.5)	$399.4
Agency MBS	2,532.1	(931.5)	(353.9)	(3.9)	(10.6)	14.5	1,246.7
Non-Agency RMBS	287.2	20.8	(23.2)	16.5	(128.7)	(4.2)	168.4
ABS	46.1	(34.8)	(10.8)	0.9	—	(1.4)	—
Preferred stock	4.6	—	—	—	(3.7)	(0.2)	0.7

Total	$3,342.6	$(846.2)	$(389.0)	$19.5	$(317.9)	$6.2	$1,815.2

      Commercial Real Estate Loan Investments

        At December 31, 2008, our commercial real estate loan investments are reported as held for investment (carried at amortized cost) and held for sale (carried at fair value). Real estate loans that are held for investment are periodically reviewed for impairment. As of December 31, 2008, we reported loans held for sale totaling $5.1 million and loans held for investment totaling $9.0 million. As of December 31, 2008, we had a loan loss reserve on one of our commercial real estate loans of $14.2 million and we had a valuation allowance of $6.1 million on our mezzanine loan held for sale at such date. Our commercial real estate loan investments as of December 31, 2008 are summarized below:

  Mezzanine Loans, Construction Loans and Whole Loans

	Mezzanine Loans(1)		Construction Loans(2)			Whole Loans		Total/ Weighted Average
	Fixed Rate	Floating Rate	Fixed Rate		Floating Rate	Fixed Rate	Floating Rate	Fixed Rate		Floating Rate
	(In millions)
Outstanding Face Amount	$17.2	$—	$14.6		$—	$—	$2.5	$31.8		$2.5
Carrying Value	11.2	—	0.4		—	—	2.5	11.6		2.5
Amortized Cost	17.2	—	14.6		—	—	2.5	31.8		2.5
Fair Value	11.0	—	0.4		—	—	2.2	11.4		2.2
Number of Loans	2	—	1		—	—	1	3		1
Number of loans that are delinquent	—	—	1		—	—	—	1		—
Weighted average interest rate	10.06%	—%	16.00	%(3)	—%	—%	n/a	10.06	%(4)	n/a
Weighted average spread over LIBOR	n/a	—%	n/a		—%	—%	3.25%	n/a		3.25%

(1)
Mezzanine loans amount excludes $6.1 million of valuation allowance on a mezzanine loan held for sale.

(2)
Construction loans amount excludes $14.2 million of loan loss allowance.

(3)
This construction loan has been placed on non-accrual status.

(4)
Excludes 16.00% fixed rate for the construction loan on non-accrual.

        In 2005, we originated a $9.5 million mezzanine construction loan to develop luxury residential condominiums in Portland, Oregon. In September 2007, we entered into an agreement with the borrower and the senior lender to increase both the mezzanine construction loan and the senior loan that required additional capital contributions from the project equity holder to cover the remaining costs to complete the project. The mezzanine construction loan bears interest at an annual rate of 16% and had a maturity date of November 2007, which was subsequently extended until May 2008. Under the amended agreement governing the terms of the loan, interest on the loan was paid in cash through March 2006, was capitalized through September 2007, and was contracted to be paid in cash through May 2008 under the terms of the amendment. The loan was in technical default as of January 1, 2008 and was placed on non-accrual status at such date, and we did not receive any interest payments during the year ended December 31, 2008 on the loan. We made additional advances during the year ended December 31, 2008 of $0.9 million.

        In May 2008, the senior and mezzanine construction loans were further amended to further extend the maturity date to November 1, 2008 and to limit the borrower's exposure under a personal guaranty established in connection with the original loan agreements if the borrower made additional equity contributions totaling $1.5 million and finished construction of the remaining townhome units, which it did not do. In addition, the borrower surrendered all decision-making authority (including the authority to establish the prices at which the remaining units are marketed and sold) to the senior and mezzanine lenders. In January 2009, the senior lender declared the borrower to be in default under the senior construction loan, which triggered a standstill period during which we, as the mezzanine lender, are precluded from exercising our rights under the mezzanine construction loan while the senior lender pursues remedies available to it. As we already have written down the value of this loan to $0.4 million as of December 31, 2008, our remaining exposure to loss under this agreement as of December 31, 2008 is $0.4 million.

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

        We have evaluated the financial merits of the project by reviewing the projected unit sales and estimated construction costs and evaluating other collateral available to us (and the expected cost of realizing any recovery on that collateral) under the terms of the loan. We believe that it is probable that we will not recover the entire loan balance, including the capitalized interest, through the satisfaction of future cash flows from sales and other available collateral. Accordingly, based on our analysis, we recorded a provision for loan loss of $4.5 million related to this loan during the year ended December 31, 2007 and an additional provision for loan loss of $9.7 million related to this loan during the year ended December 31, 2008 due to the failure of the closure of pending condominium sales, combined with currently declining condominium sale prices in the Portland, Oregon area. We will continue to monitor the status of this loan. However, housing prices, in particular condominium prices, may continue to fall, unit sales may continue to lag projections and construction costs may continue to increase, all of which may increase the risk that we will realize additional losses on this loan. No assurance can be given that we will not be required to record additional loan loss reserves with respect to this loan in the future depending on the borrower's ability to complete the project without additional cost overruns. In addition, no assurance can be given that the borrower will be able to repay or refinance the senior loan, in which case, the senior lender may pursue any of its available remedies, including foreclosure, which could cause us to incur additional losses on our loan. In the event that we determine that it is probable that we will not be able to recover the current carrying value of this loan, additional loan loss reserves will be recorded. As of December 31, 2008, of the 70 units initially available, 41 units have been sold.

        As of December 31, 2008, we have the intent and ability to sell in the near future one of our mezzanine loans with a carrying value of $5.1 million. In connection with our classifying that mezzanine loan as available for sale, we recorded a valuation allowance of $6.1 million during the year ended December 31, 2008.

      Operating Real Estate

        At December 31, 2008, our commercial real estate portfolio is reported at cost of approximately $228.3 million, net of accumulated depreciation of approximately $11.2 million. The commercial real estate portfolio consists of three high-quality office buildings that are 100% leased on a triple-net basis to JPMorgan Chase. The buildings are financed with long-term fixed-rate mortgage loans.

        The tables below summarize our commercial real estate investments at December 31, 2008, all of which were office properties:

Total
(In millions)
Land	$17.4
Buildings and improvements	222.1

Commercial real estate, at cost	$239.5
Accumulated depreciation	(11.2)

Commercial real estate, net of depreciation	$228.3

Location	Tenant	Year of Lease Expiry	Total Area	Book Value(1)	Mortgage Debt	Net Book Equity
			(000s sq. ft.)	($ in millions)
Houston, Texas	JPMorgan Chase	2021	428.6	$60.3	$53.4	$6.9
Arlington, Texas	JPMorgan Chase	2027	171.5	21.4	20.9	0.5
Phoenix, Arizona	JPMorgan Chase	2021	724.0	149.8	145.1	4.7

Total			1,324.1	$231.5	$219.4	$12.1

(1)
Book value includes intangible assets and intangible liabilities, but excludes rent-enhancement and straight-line rent receivables.

      Interest and Principal Paydown Receivable

        At December 31, 2008, we had interest and principal paydown receivables of approximately $4.2 million. The total interest and principal paydown receivable amount consisted of approximately $4.1 million relating to our MBS and approximately $0.1 million relating to other investments.

      Rent Enhancement Receivable, Related Party

        At December 31, 2008, we had rent enhancement receivables from related parties totaling $13.8 million. The rent enhancements were negotiated as part of our purchase of our commercial real estate properties and reflect the below-market nature of the leases on those properties at the time we purchased them.

      Credit Default Swaps, Hedging Instruments and Other Derivative Activities

  Credit Default Swaps

        As of December 31, 2008, we had engaged in credit default swaps, or CDS, which are accounted for as derivatives. CDS are derivative securities that attempt to replicate the credit risk involved with owning a particular unrelated third party security, which we refer to as a reference obligation. We enter into CDS on three types of securities: RMBS, CMBS and the CMBX and ABX indices. Investing in assets through CDS subjects us to additional risks. When we enter into a CDS with respect to an asset, we do not have any legal or beneficial interest in the reference obligation but have only a contractual relationship with the counterparty, typically a broker-dealer or other financial institution, and do not have the benefit of any collateral or other security or remedies that would be available to holders of the reference obligation or the right to receive information regarding the underlying obligors or issuers of the reference obligation. In addition, in the event of insolvency of a CDS counterparty, we would be treated as a general creditor of the counterparty to the extent the counterparty does not post collateral and, therefore, we may be subject to significant counterparty credit risk. As of December 31, 2008, we were party to CDS with one counterparty. CDS are relatively new instruments, the terms of which may contain ambiguous provisions that are subject to interpretation, with consequences that could be adverse to us.

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

        As of December 31, 2008, we were a party to two CDS with maturities of June 2035 and October 2042 with an aggregate notional par amount (maximum exposure to loss) of $20.0 million. At December 31, 2008, the fair value of our net liability relating to credit default swap contracts was $19.1 million, compared to a net liability of $32.9 million at December 31, 2007, primarily as a result of our closing out six credit default swaps with a notional par amount of $55.0 million during the first quarter of 2008, offset in part by an increase in the credit spreads of the CDS. During the first quarter of 2008, we closed out six CDS on single names in an aggregate notional amount of $55.0 million, with a realized loss of approximately $30.2 million, of which $19.8 million had been accrued at December 31, 2007. As of December 31, 2008, we had approximately $20.7 million of margin cash posted as collateral on $20.0 million of notional CDS and we were subject to additional potential margin calls totaling $1.1 million.

  Interest Rate Swaps

        As of December 31, 2008, we had engaged in interest rate swaps as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for a specified future time period, which is the term of the swap contract. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, a series of payments calculated by applying a fixed rate of interest to a notional amount of principal is exchanged for a stream of payments similarly calculated but using a floating rate of interest. This is a fixed-floating interest rate swap. We hedge our floating rate debt by entering into fixed-floating interest rate swap agreements whereby we swap the floating rate of interest on the liability we are hedging for a fixed rate of interest. An interest rate swap forward is an interest rate swap based on an interest rate to be set at an agreed future date. As of December 31, 2008, we were a party to interest rate swaps with maturities ranging from December 2013 to June 2018 with a notional par amount of approximately $285.0 million. Under the swap agreements in place at December 31, 2008, we receive interest at rates that reset periodically, generally every three months, and pay a rate fixed at the initiation of and for the life of the swap agreements.

        The valuation of our interest rate swaps is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

        To comply with the provisions of SFAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral posting, thresholds, mutual puts and guarantees. For the year ended December 31, 2008, we recorded $11.4 million into earnings as a gain, which is reflected in realized and unrealized gain (loss) on derivatives on our consolidated statement of operations, relating to our nonperformance risk.

        The current market value of interest rate swaps is heavily dependent on the current market fixed rate, the credit value adjustment for non-performance by our counterparties, the credit value adjustment for our non-performance, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates. As expectations of future floating rates change, the market value of interest rate swaps changes. Based on the daily market value of those interest rate swaps and interest rate swap forward contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the maturity of the contracts. At December 31, 2008, the net realized and unrealized loss on interest rate swap contracts recorded in accumulated other comprehensive loss was $10.5 million due to an increase in prevailing market interest rates, and the fair value of our liability relating to those swaps was $37.7 million.

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

  Liabilities

        Our liabilities as of December 31, 2008 consist of $6.5 million of accounts payable, accrued expenses and interest and dividends payable, $57.6 million of derivative liabilities, $72.3 million of intangible liabilities, $32.9 million in short-term liabilities (the maturity of which we subsequently extended for one year until May 2010) and $316.4 million in long-term liabilities that are matched to the assets that the liabilities finance. Of our long-term liabilities, $45.4 million is the fair value of the rated notes that were issued in conjunction with our two CDOs. The remainder of the $271.0 million of our long-term liabilities consists of $219.4 million of mortgages payable used to finance our commercial real estate properties and $51.6 million of junior subordinated notes issued to a trust that sold trust preferred securities. Our $32.9 million of short term liabilities consists of borrowings under our secured revolving funding line. After an extension that we signed in February 2009, the revolving funding line now matures in May 2010. During 2008, we reduced the amount of our liabilities, as illustrated in the following chart:

		Activity During 2008
Type of Liability	Balance as of December 31, 2007	Cumulative Effect Adjustment(1)	Net Paydowns	Mark-to- Market Adjustments	Balance as of December 31, 2008
	(In millions)
Repurchase agreements	$1,276.1	$—	$(1,276.1)	$—	$—
Collateralized debt obligations	486.6	(187.6)	(19.6)	(234.0)	45.4
Junior subordinated notes	51.6	—	—	—	51.6
Mortgages payable	219.4	—	—	—	219.4
Senior mortgage-backed notes, related party	99.8	—	(99.8)	—	—
Secured revolving credit facility, related party	67.3	—	(34.4)	—	32.9

Total	$2,200.8	$(187.6)	$(1,429.9)	$(234.0)	$349.3

(1)
Adjustment to carrying value of liabilities due to the cumulative effect of the adoption of SFAS 159 on January 1, 2008.

        We previously have entered into repurchase agreements to finance some of our purchases of available-for-sale securities and real estate loans. Borrowings under these agreements were secured by our available-for-sale securities and real estate loans and bore interest rates that have historically moved in close relationship to LIBOR. As of December 31, 2008, we were not utilizing any of those arrangements, we had no outstanding obligations under repurchase agreements and all collateral pledged against repurchase borrowings had been returned to us.

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

        At December 31, 2008, we had $51.6 million of junior subordinated notes outstanding. The junior subordinated notes are the sole assets owned by our subsidiary trust, Crystal River Preferred Trust I, and mature in April 2037. We have the right to redeem these notes at par on or after April 2012. Interest is payable quarterly at a fixed rate of 7.68% (ten-year LIBOR plus 2.75%) through April 2012 and thereafter at a floating rate equal to three-month LIBOR plus 2.75%.

        At December 31, 2008, we had $219.4 million of mortgage loans outstanding with a weighted-average borrowing rate of 5.58% that are secured by our commercial properties located in Houston, Texas; Phoenix, Arizona; and Arlington, Texas.

        At December 31, 2008, we had $32.9 million of borrowings outstanding under our secured revolving credit facility with an affiliate of our Manager. After giving effect to a February 2009 amendment, the credit facility provides for borrowings of up to $50.0 million in the aggregate and expires in May 2010. The secured facility bears interest at LIBOR + 2.50%. At December 31, 2008, we had pledged $33.4 million of assets as collateral under this facility.

      CDO Liabilities

        We have issued two CDOs. Our first CDO, which we refer to as CDO I, closed in 2005, and our second CDO, which refer to as CDO II, was priced in late 2006 and closed in early 2007. For each CDO, we sold a certain amount of senior notes, as illustrated in the chart below, to third party investors and retained all of the junior notes. For CDO I, we retained approximately $146.5 million par amount of junior securities (representing the Class E notes through equity), and for CDO II, we retained approximately $65.5 million par amount of junior securities (representing the Class J notes through equity). The notes issued by each of the CDOs are governed by an indenture, which is administered by a trustee. The indentures each prescribe a "cash flow waterfall" that dictates how the receipt of principal and interest received from the underlying collateral securing the notes is allocated to the various classes of issued notes, including the junior notes that we own. Generally speaking, our rights to cash flows pursuant to these waterfalls are subordinate in right to the senior classes. Additionally, CDO I has additional protections for the benefit of the holders of the senior notes, which require that the underlying pool of securities be in compliance with various performance criteria, commonly referred to as "performance triggers," or simply "Triggers". If the Triggers are in compliance, then the cash flow waterfalls are unaffected; if the Triggers are out of compliance, then cash flow to certain junior notes is diverted to accelerate the amortization of the senior notes, until such time as the Triggers come back into compliance. The Triggers for CDO I are illustrated in the chart below. CDO II does not contain any Triggers, but it does have a traditional waterfall, which includes, among other things, utilizing all payments received in respect of "defaulted securities" to amortize the senior-most CDO liabilities.

        Beginning in June 2008, CDO I began to fail certain over-collateralization triggers. During this period of failure, all affected notes will not receive their quarterly interest payments. The money that otherwise would be paid to the classes subordinate to the affected classes are used instead to pay down the principal balance of the senior-most outstanding notes. During the year ended December 31, 2008, we received $2.6 million in cash receipts pursuant to our ownership of the Class E notes through the equity of CDO I and $3.2 million was diverted to amortize senior notes issued by CDO I, as illustrated below:

CDO I	Original Par Value	Cash Interest Received	Cash Diverted to Amortize Senior Notes
	(in millions)
Class E Notes	$23.3	$0.7	$0.6
Class F Notes	25.3	0.9	0.8
Class G Notes	10.8	0.1	0.4
Class H Notes	4.8	0.1	0.1
Equity	n/a	0.8	1.3

Total		$2.6	$3.2

        During the year ended December 31, 2008, we received $4.4 million in cash receipts pursuant to our ownership of the Class J notes through the equity of CDO II, as illustrated below, and $0.1 million was diverted to amortize senior notes issued by CDO II:

CDO II	Original Par Value	Cash Interest Received	Cash Diverted to Amortize Senior Notes
	(in millions)
Class J Notes	$10.1	$0.8	$—
Class K Notes	9.8	0.8	—
Equity	n/a	2.8	0.1

Total		$4.4	$0.1

        A summary of the terms of our two CDOs as of December 31, 2008 is set forth below:

($ in thousands)	CDO I		CDO II		Total
Balance Sheet
Assets
Face Amount	$284,193		$390,464		$674,657
Amortized Cost Basis	17,379		33,482		50,861
Fair Value	17,550		33,482		51,032
Debt(1)
Face Amount	142,183		324,844		467,027
Fair Value	16,192		29,237		45,429

Equity	$1,358		$4,245		$5,603

		Average Rating		Average Rating		Average Rating
Collateral Composition(2)
CMBS	$133,350	B-	$390,464	BB-	$523,814	B+
Prime MBS	88,525	CCC+	—		88,525	CCC+
Sub-Prime MBS	62,318	CCC-	—		62,318	CCC-
Cash	4,891		1,014		5,905

Total	$289,084		$391,478		$680,562

(1)
Excludes the non-investment grade notes and preference shares that we retained.

(2)
Collateral composition amounts are based on par value, which is the metric used to calculate whether the triggers pass or fail.

	CDO I	CDO II
CDO Overview:
Effective Date	Nov-05	Jan-07
End of Collateral Replacement Period	Dec-08	n/a
Optional Call Date(1)	Jan-09	n/a
Auction Call Date	Dec-13	n/a
Avg Debt Spread (bps)(2)	58	57
CDO Cash Flow Triggers:
Over Collateralization
Class A/B/C/D
Issue Date	165.88%	n/a
Current	129.69%	n/a
Trigger	153.56%	n/a
Class E
Issue Date	150.42%	n/a
Current	111.08%	n/a
Trigger	142.15%	n/a
Class F
Issue Date	134.87%	n/a
Current	96.02%	n/a
Trigger	128.59%	n/a
Interest Coverage
Class A/B/C/D
Current	147.59%	n/a
Trigger	164.06%	n/a
Class E
Current	120.62%	n/a
Trigger	142.15%	n/a
Class F
Current	96.71%	n/a
Trigger	119.09%	n/a

(1)
In certain circumstances, the CDO issuer has the ability to call the CDO notes, commencing in January 2009.

(2)
Weighted average spread over LIBOR on the investment grade notes that we did not retain.

  Stockholders' Equity (Deficit)

        Stockholders' equity (deficit) at December 31, 2008 was approximately $(36.6) million and included $0.7 million of net unrealized holdings gains on available-for-sale securities and $10.5 million of net unrealized and realized losses on interest rate agreements accounted for as cash flow hedges presented as a component of accumulated other comprehensive income (loss).

Results of Operations for the Year Ended December 31, 2008 compared to the Year Ended December 31, 2007

  Summary

        Our net loss for the year ended December 31, 2008 was $307.1 million or $12.35 per weighted average basic and diluted share outstanding, compared with a net loss of $345.9 million or $13.86 per weighted average basic and diluted share outstanding for the year ended December 31, 2007. Net loss decreased by $38.8 million from 2007 to 2008 for the reasons set forth below.

  Revenues

        The following table sets forth information regarding our revenues:

	Year Ended December 31,		Variance
	2008	2007	Amount	%
	(In millions)
Revenues
Interest and dividend income:
CMBS	$50.8	$45.3	$5.5	12.1%
Agency MBS	16.2	102.1	(85.9)	(84.1)
Non-Agency RMBS	42.4	43.7	(1.3)	(3.0)
ABS	—	3.0	(3.0)	(100.0)
Real estate loans	6.6	17.1	(10.5)	(61.4)
Other interest and dividend income	1.2	8.7	(7.5)	(86.2)

Total interest and dividend income	117.2	219.9	(102.7)	(46.7)
Rental income, net	22.2	16.2	6.0	37.0

Total revenues	$139.4	$236.1	$(96.7)	(41.0)%

        Interest income for the year ended December 31, 2008 with respect to CMBS increased $5.5 million, or 12.1%, over interest income for 2007 because of the net acquisition during 2007 of $103.0 million in CMBS and the inclusion of interest income for a full year in 2008 on those CMBS, which was offset in part by lower interest rates during 2008. Interest income for the year ended December 31, 2008 with respect to Agency MBS and ABS decreased by $85.9 million, or 84.1%, and $3.0 million, or 100%, respectively, over 2007 as we divested of those investments in March 2008 and in the fourth quarter of 2007, respectively. Interest income for the year ended December 31, 2008 with respect to Non-Agency RMBS decreased by $1.3 million, or 3.0%, over 2007 as a result of lower interest rates during 2008. Interest income for the year ended December 31, 2008 with respect to real estate loans decreased $10.5 million, or 61.4%, over 2007 because we had fewer investments in that asset class during 2008, because interest rates were lower during 2008 and because we placed one of our loans on non-accrual status on January 1, 2008. Interest income on real estate loans was also lower in 2008 due to principal paydowns and loan sales totaling $130.7 million in 2008. Other interest and dividend income for the year ended December 31, 2008 decreased $7.5 million, or 86.2%, due to lower interest income earned on restricted cash balances during 2008 and a decrease in dividends from our preferred stock investments during 2008. For the year ended December 31, 2008, rental income from our commercial property investments increased $6.0 million, or 37.0%, over rental income for 2007 because we made our investments in commercial properties in late March 2007 (two properties) and late September 2007 (one property) and the 2008 amounts reflect rental income for the entire year for all three commercial properties.

        Of the $139.4 million in revenues for the year ended December 31, 2008, $121.3 million was received in cash and $18.1 million was non-cash revenue from the accretion of discounts on bonds purchased at prices below their par value, compared to $216.4 million and $19.7 million, respectively, for the year ended December 31, 2007.

        Cash flow, and accordingly, interest income, for the subordinate bonds within both our CMBS and Non-Agency RMBS portfolios is expected to trend down in the future as losses are realized in the respective securitizations.

  Expenses

        The following table sets forth information regarding our total expenses:

	Year Ended December 31,		Variance
	2008	2007	Amount	%
	(In millions)
Expenses
Interest expense:
Repurchase agreements—Agency MBS	$11.6	$103.4	$(91.8)	(88.8)%
Repurchase agreements—other than Agency MBS	1.1	10.8	(9.7)	(89.8)
Repurchase agreements—related party	—	1.2	(1.2)	(100.0)
Interest rate swap expense (income)	2.0	(9.1)	11.1	(122.0)
CDO notes	17.7	29.7	(12.0)	(40.4)
Senior mortgage-backed notes, related party	1.7	4.0	(2.3)	(57.5)
Mortgages payable	12.5	9.1	3.4	37.4
Junior subordinated notes	4.0	3.1	0.9	29.0
Short-term debt	—	0.6	(0.6)	(100.0)
Secured revolving credit facility, related party	2.7	0.3	2.4	800.0
Margin borrowing	—	0.1	(0.1)	(100.0)
Amortization of deferred financing costs	0.2	3.4	(3.2)	(94.1)
Other	—	0.2	(0.2)	(100.0)

Total interest expense	53.5	156.8	(103.3)	(65.9)
Management fees and incentive fees, related party	1.2	6.5	(5.3)	(81.5)
Professional fees	2.6	3.9	(1.3)	(33.3)
Depreciation and amortization	12.1	9.0	3.1	34.4
Insurance expense	1.7	0.9	0.8	88.9
Directors' fees	0.5	0.7	(0.2)	(28.6)
Public company expense	0.7	0.5	0.2	40.0
Commercial real estate expenses	1.5	1.0	0.5	50.0
Provision for loan loss	27.1	4.5	22.6	502.2
Other expenses	1.3	0.7	0.6	85.7

Total expenses	$102.2	$184.5	$(82.3)	(44.6)

        Interest expense relating to repurchase agreements, including with related parties, for the year ended December 31, 2008 decreased $102.7 million, or 89.0%, over 2007 because of lower repurchase agreement borrowings related to Agency MBS as a result of our sale during 2007 and March 2008 of approximately $2.1 billion of Agency MBS. Interest expense relating to CDO notes for the year ended December 31, 2008 decreased $12.0 million, or 40.4%, over 2007 as a result of CDO principal repayments during 2007 and 2008 and due to lower interest rates on our floating rate CDO notes in 2008 than in 2007. Interest income from interest rate swaps for the year ended December 31, 2008 decreased $11.1 million, or 122.0%, over 2007 because interest rates were lower in 2008 than in 2007 and because we had lower notional amount of interest rate swaps in place during 2008. In addition, we are no longer eligible for hedge accounting treatment on our interest rate swaps in our CDO structures due to our election to mark our CDO liabilities to market in accordance with SFAS 159. For the year ended December 31, 2008, interest expense relating to junior subordinated notes and mortgages payable increased $0.9 million, or 29.0%, and $3.4 million, or 37.4%, respectively, over 2007 as we first utilized these financing sources commencing midway through 2007. For the year ended December 31, 2008, interest expense relating to senior mortgage backed notes, related party, decreased $2.3 million, or 57.5%, as a result of the repayment in full of those notes during June 2008 and July 2008. For the year ended December 31, 2008, interest expense relating to our secured revolving credit facility, related party, increased $2.4 million, or 800.0%, as we first utilized this financing source commencing late in 2007. In addition, amortization of deferred financing costs for the year ended December 31, 2008 decreased by $3.2 million, or 94.1%, over 2007 primarily because we recorded to equity as a cumulative effect adjustment all deferred financing costs relating to our CDOs on January 1, 2008 when we elected to mark our CDO liabilities to market under SFAS 159.

        Expenses for the year ended December 31, 2008 also included base management fees, incentive fees and amortization related to restricted stock and options granted to our Manager totaling approximately $1.2 million. Expenses for 2007 included base management fees and incentive fees totaling approximately $5.9 million and amortization of approximately $0.6 million related to restricted stock and options granted to our Manager. Management fee expenses decreased in 2008 compared to 2007 primarily due to the $345.9 million net loss in 2007 and the $307.1 million net loss in 2008, which reduced the management fee for 2008 compared to 2007. In addition, for the year ended December 31, 2008, we had depreciation and amortization expense of $12.1 million and commercial real estate expenses of $1.5 million relating to our commercial property investments, compared to $9.0 million and $1.0 million, respectively, for 2007, because we acquired our first commercial properties in March 2007. We also incurred a $9.7 million loan loss relating to one of our construction loans in 2008 compared with a $4.5 million loan loss for the same loan in 2007, and we incurred a $17.4 million loan loss in 2008 relating to designating certain of our commercial whole loans and mezzanine loans as loans held for sale during the year ended December 31, 2008.

        Our Manager has waived its right to request reimbursement from us of third-party expenses that it incurred through December 31, 2008, which amount we otherwise would have been required to reimburse to our Manager. The management agreement with our Manager, which was negotiated before our business model was implemented, provides that we will reimburse our Manager for certain third party expenses that it incurs on our behalf, including rent and utilities. Hyperion Brookfield incurs such costs and did not allocate any such expenses to our Manager from our inception in 2005 through December 31, 2008, as our Manager's use of such services was deemed to be immaterial. Brookfield currently is determining the amount of such rent and utility costs that will be allocated to our Manager commencing January 1, 2009, and we will be responsible for reimbursing such costs allocable to our operations absent any further waiver of reimbursement by our Manager. There are no contractual limitations on our obligation to reimburse our Manager for third party expenses and our Manager may incur such expenses consistent with the grant of authority provided to it pursuant to the management agreement without any additional approval of our board of directors being required. In addition, our Manager may defer our reimbursement obligation from any quarter to a future period; provided, however, that we will record any necessary accrual for any such reimbursement obligations when required by U.S. GAAP, and our Manager has advised us that it will promptly invoice us for such reimbursements consistent with sound financial accounting policies.

  Other Revenues (Expenses)

        Other expenses for the year ended December 31, 2008 totaled approximately $344.3 million, compared with other expenses of $397.5 million for the year ended December 31, 2007, a decrease of $53.2 million, or 13.4%.

        Other expenses for the year ended December 31, 2008 consisted primarily of $70.7 million of realized and unrealized loss on derivatives, primarily as a result of realized and unrealized losses on CDS of $16.5 million, realized losses on settlement of interest rate swaps of $21.0 million, unrealized losses on hedge ineffectiveness of $10.8 million and unrealized losses on economic hedges undesignated of $22.7 million; $5.2 million of realized net loss on the sale of available-for-sale securities, real estate loans and other investments; $123.7 million of recognized loss relating to net changes in the values of assets and liabilities carried under the fair value option of SFAS 159 (we elected the fair value option under FAS 159 in 2008); and a $142.9 million loss on impairment of available-for-sale securities, which was comprised of a $81.1 million impairment relating to CMBS, Non-Agency RMBS and preferred stock investments caused by adverse changes in cash flow assumptions, and a $61.8 million impairment caused by an other than temporary decline in market values due to spread widening.

        Other expenses for the year ended December 31, 2007 consisted primarily of $85.0 million of realized and unrealized loss on derivatives, primarily as a result of realized and unrealized losses on CDS of $76.1 million, realized and unrealized loss on our settlement of two foreign currency swaps of $5.1 million and an increase in unrealized losses on economic hedges of $3.1 million; realized net loss on the sale of available-for-sale securities, real estate loans and other investments of $1.7 million; and a $317.9 million loss on impairment of available-for-sale securities, which was comprised of a $19.7 million impairment relating to CMBS and Agency MBS that we no longer intend to hold to maturity or until the recovery of our cost, and a $70.6 million impairment relating to CMBS, Non-Agency RMBS and preferred stock investments, which was caused by adverse changes in cash flow assumptions and a $227.6 million impairment caused by an other than temporary decline in market values due to spread widening. This decrease was offset in part by $2.6 million of income from equity investments and $4.3 million of realized foreign currency exchange gain.

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

        At December 31, 2008 and 2007, we were in compliance with all REIT requirements and, accordingly, have not provided for income tax expense on our REIT taxable income for the year ended December 31, 2008 or for the year ended December 31, 2008. We also have a domestic taxable REIT subsidiary that is subject to tax at regular corporate rates. The deferred tax benefit is attributable to the mark to market adjustments for net operating loss deductions, credit default swaps, and accrued management fees associated with our investment in a private equity fund held in the TRS.

        In 2008, we recorded a $16.2 million valuation allowance on deferred tax assets of $16.2 million attributable to income tax net operating loss carryforward relating to our TRS. The valuation allowance is based on management's estimate that our TRS is not expected to generate sufficient taxable income to recover the deferred tax assets. As of December 31, 2008, we had a net operating loss carryforward of $35.5 million. The net operating loss carryforward expires in 2027.

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

  Revenues

        The following table sets forth information regarding our revenues:

	Year Ended December 31,		Variance
	2007	2006	Amount	%
	(In millions)
Revenues
Interest income:
Commercial MBS	$45.3	$25.7	$19.6	76.3%
Agency MBS	102.1	104.0	(1.9)	(1.9)
Non-Agency RMBS	43.7	48.0	(4.3)	(9.0)
ABS	3.0	4.0	(1.0)	(25.0)
Real estate loans	17.1	11.9	5.2	43.7
Other interest and dividend income	8.7	7.6	1.1	14.5

Total interest and dividend income	219.9	201.2	18.7	9.3
Rental income, net	16.2	—	16.2	n/a

Total revenues	$236.1	$201.2	$34.9	17.3

        Interest income for the year ended December 31, 2007 with respect to CMBS and real estate loans increased $19.6 million, or 76.3% and $5.2 million, or 43.7%, respectively, over interest income for 2006 because of the higher balance of CMBS and real estate loans contained in our investment portfolio during 2007. Interest income for the year ended December 31, 2007 with respect to Non-Agency RMBS decreased $4.3 million, or 9.0%, over interest income for 2006 because we had fewer investments in that asset class during 2007. Interest income for the year ended December 31, 2007 with respect to Agency MBS decreased $1.9 million, or 1.9%, over interest income for 2006 because we sold a large portion of our Agency MBS investments during 2007 after initially increasing that component of our investment portfolio after our August 2006 IPO. For the year ended December 31, 2007, we also had income of $16.2 million relating to rental income from our commercial property investments, which were made in 2007.

  Expenses

        The following table sets forth information regarding our total expenses:

	Year Ended December 31,		Variance
	2007	2006	Amount	%
	(In millions)
Expenses
Interest expense:
Repurchase agreements—Agency MBS	$103.4	$106.9	$(3.5)	(3.3)%
Repurchase agreements—Other than Agency MBS	10.8	28.6	(17.8)	62.3
Repurchase agreements—Related Party	1.2	0.2	1.0	500.0
Interest rate swap expense (income)	(9.1)	(11.9)	2.8	(23.6)
CDO notes	29.7	12.1	17.6	145.5
Senior mortgage-backed notes, related party	4.0	—	4.0	n/a
Mortgages payable	9.1	—	9.1	n/a
Junior subordinated notes	3.1	—	3.1	n/a
Short-term debt	0.6	0.6	—	0.0
Secured revolving credit facility, related party	0.3	—	0.3	n/a
Margin borrowing	0.1	0.5	(0.4)	(80.0)
Notes payable, related party	—	0.2	(0.2)	(100.0)
Amortization of deferred financing costs	3.4	2.0	1.4	70.0
Other	0.2	0.4	(0.2)	(50.0)

Total interest expense	156.8	139.6	17.2	12.4
Management fees and incentive fees, related party	6.5	7.9	(1.4)	(17.8)
Professional fees	3.9	2.7	1.2	44.5
Depreciation and amortization	9.0	—	9.0	n/a
Insurance expense	0.9	0.4	0.5	125.0
Directors' fees	0.7	0.5	0.2	40.0
Public company expense	0.5	0.2	0.3	150.0
Commercial real estate expenses	1.0	—	1.0	n/a
Provision for loan loss	4.5	—	4.5	n/a
Other expenses	0.7	0.5	0.2	40.0

Total expenses	$184.5	$151.8	$32.7	21.6

        Interest expense relating to repurchase agreements, including with related parties, for the year ended December 31, 2007 decreased $20.3 million, or 15.0%, over 2006 because approximately $217.3 million of CMBS that was being financed with repurchase agreements in 2006 was financed through CDO 2006-1 in 2007 and because of lower repurchase agreement borrowings related to Agency MBS as a result of our sale during 2007 of approximately $1.6 billion of Agency MBS. Interest expense relating to CDO notes for the year ended December 31, 2007 increased $17.6 million, or 145.5%, over 2006 as a result of added interest expense from our second CDO financing, which closed in January 2007, and because interest rates were higher in 2007 than in 2006. Interest income from interest rate swaps for the year ended December 31, 2007 decreased $2.8 million, or 23.6%, over 2006 because although interest rates in 2007 were higher than in 2006, we had more notional amount of interest rate swaps in place during 2007. For the year ended December 31, 2007, we also had interest expense relating to junior subordinated notes, mortgages payable, senior mortgage-backed notes, related party, and secured revolving credit facility, related party, totaling $16.5 million as we first utilized these financing sources in 2007.

        Expenses for 2007 also included base management fees and incentive fees of approximately $5.9 million, and amortization of approximately $0.6 million related to restricted stock and options granted to our Manager. Expenses for 2006 also included base management fees and incentive fees of approximately $6.9 million and amortization of approximately $1.0 million related to restricted stock and options granted to our Manager. Management fee expenses decreased primarily due to the

$345.9 million net loss in 2007, which reduced the management fee for the third and fourth quarters of 2007, which was partially offset by the increase in stockholders' equity in late 2006 as a result of our initial public offering. For the year ended December 31, 2007, professional fees totaled $3.9 million, which included approximately $1.0 million of fees relating to compliance with the internal control over financial reporting provisions of the Sarbanes-Oxley Act of 2002, which we incurred in 2007 since this was the first year we were required to comply with those provisions. In addition, for the year ended December 31, 2007, we also had depreciation and amortization expense of $9.0 million and commercial real estate expenses of $1.0 million relating to our commercial property investments, which were made in 2007, and we incurred a $4.5 million loan loss relating to one of our construction loans.

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

  Other Revenues (Expenses)

        Other expenses for 2007 totaled approximately $397.5 million, compared with other expenses of $2.5 million for 2006, an increase of $395.0 million.

        Other expenses for the year ended December 31, 2007 consisted primarily of $85.0 million of realized and unrealized loss on derivatives, primarily as a result of realized and unrealized losses on CDS of $76.1 million, realized and unrealized loss on our settlement of two foreign currency swaps of $5.1 million and an increase in unrealized losses on economic hedges of $3.1 million; realized net loss on the sale of available-for-sale securities, real estate loans and other investments of $1.7 million; and a $317.9 million loss on impairment of available-for-sale securities, which was comprised of a $19.7 million impairment relating to CMBS and Agency MBS that we no longer intend to hold to maturity or until the recovery of our cost, and a $70.6 million impairment relating to CMBS, Non-Agency RMBS and preferred stock investments, which was caused by adverse changes in cash flow assumptions and a $227.6 million impairment caused by an other than temporary decline in market values due to spread widening. This decrease was offset in part by $2.6 million of income from equity investments and $4.3 million of realized foreign currency exchange gain.

        Other expenses for the year ended December 31, 2006 consisted primarily of a $10.4 million loss on impairments of available-for-sale securities and $2.1 million of realized net losses on available-for-sale securities, which was offset in part by $10.3 million of realized and unrealized gains on derivatives (which included an unrealized gain of $6.9 million on CDS and an unrealized gain of $2.0 million on foreign currency swaps) and a $0.6 million unrealized foreign currency exchange gain.

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

        In 2007, we recorded a $15.5 million valuation allowance on deferred tax assets of $15.5 million attributable to market value adjustments on credit default swaps and income tax net operating losses relating to our TRS. The valuation allowance is based on management's estimate that our TRS is not expected to generate sufficient taxable income to recover the deferred tax assets. As of December 31, 2006 we had a deferred tax liability of $0.9 million attributable to market value adjustments on foreign currency swaps held in our TRS, which is included in accounts payable, accrued expenses and cash collateral payable. As of December 31, 2007, we had net operating loss carryforward and capital loss carryforward of approximately $0.7 million and $32.6 million, respectively. The net operating loss carryforward expires in 2027 and the capital loss carryforward expires in 2012.

Liquidity and Capital Resources

        Capital is required to fund our investment activities and operating expenses. We believe we currently have sufficient access to capital resources and will continue to use a significant amount of our available capital resources to fund our existing business plan. Our capital resources include cash on hand, cash flow from operations, principal and interest payments received from investments, borrowings under our secured credit facility, and when available, borrowings under reverse repurchase agreements. In addition, as markets permit, our capital resources may include the proceeds from our debt and equity offerings.

        We held cash and cash equivalents of approximately $6.2 million at December 31, 2008, which excludes restricted cash of approximately $26.1 million that is used to collateralize certain of our CDS ($20.7 million) and certain other commercial real estate and financing obligations. In addition, we had restricted cash of $4.0 million that serves as collateral for a potential loss contingency for yield maintenance payments related to the sale of 11 of our whole loans to a third party.

        Our operating activities provided net cash of approximately $39.9 million for the year ended December 31, 2008, which was primarily a result of a net loss of $307.1 million being comprised in part of unrealized loss on derivatives of $64.0 million, net changes in assets and liabilities carried under the fair value option of SFAS 159 of $123.7 million, non-cash impairment charges relating to available-for-sale securities of $142.9 million, provision for loan loss of $27.1 million, non-cash depreciation and amortization of $12.1 million, amortization and write-off of deferred financing costs of $1.1 million and a realized net loss on available-for-sale securities, real estate loans and other investments of $4.8 million. Operating activities provided further net cash from a net decrease in interest receivable of $7.8 million and the receipt of restricted cash from the settlement of swaps of $7.1 million. This was offset in part by other non-cash activities, including accretion of net discount on available-for-sale securities and real estate loans of $18.1 million and amortization of intangible liabilities of $5.5 million. The increase in cash was also further offset by a net decrease in accounts payable and accrued liabilities, due to Manager and interest payable of $12.4 million, a net decrease in other receivables, prepaid expenses and other assets of $1.8 million and $10.5 million of net payments on the settlement of derivatives.

        Our operating activities provided net cash of approximately $35.1 million for the year ended December 31, 2007, which was primarily a result of a net loss of $345.9 million being comprised in part of realized and unrealized loss on derivatives of $88.8 million, non-cash impairment charges relating to available-for-sale securities of $317.9 million, provision for loan loss of $4.5 million, non-cash depreciation and amortization of stock based compensation, deferred financing costs and real estate assets of $13.5 million, an increase in the return on investment from equity investments of $2.6 million, and a realized net loss on available-for-sale securities, real estate loans and other investments of $1.7 million. Operating activities provided further net cash from a net decrease in interest receivable of $7.9 million. This was offset in part by other non-cash activities, including accretion of a net discount on available-for-sale securities and real estate loans of $19.4 million, a gain on foreign currency translation of $4.3 million, amortization of intangible liabilities and deferred gains on derivatives of $6.3 million, income from equity investments of $2.6 million, accretion of interest on real estate loans of $2.5 million and the reversal of a deferred tax liability of $0.9 million. The increase in cash was also further offset by a net decrease in accounts payable and accrued liabilities, due to Manager and interest payable of $17.6 million, a net increase in other receivables, prepaid expenses and other assets of $2.7 million and $1.9 million of payments on the settlement of derivatives.

        Our operating activities provided net cash of approximately $45.2 million for the year ended December 31, 2006 primarily as a result of net income of $46.9 million, non-cash impairment charges relating to available-for-sale securities of $10.4 million, and a net increase in accounts payable and accrued liabilities, due to Manager and interest payable of approximately $13.5 million, offset in part by non-cash unrealized gains on derivatives of $8.2 million, non-cash accretion of discount on assets of $9.9 million, non-cash foreign currency exchange gain of $0.5 million, an increase in interest receivable of $10.3 million and the payment on settlement of a derivative of $0.9 million.

        Our investing activities provided net cash of $1,403.4 million for the year ended December 31, 2008 primarily from proceeds received from the sale of available-for-sale securities of $1,178.4 million, proceeds from the repayment at maturity of real estate loans of $9.7 million, proceeds from the sale of real estate loans and other investments of $152.5 million, proceeds from rent enhancement of $3.4 million, principal repayments from available-for-sale securities and real estate loans totaling $74.1 million and net receipts of restricted cash from other investments of $16.2 million. This was partially offset by net cash paid to terminate swaps of $30.2 million.

        Our investing activities provided net cash of $860.7 million for the year ended December 31, 2007 primarily from proceeds received from the sale of available-for-sale securities of $1,643.1 million, proceeds from the sale of real estate loans and other investments of $78.2 million, proceeds from the redemption of real estate loans of $37.0 million, proceeds from rent enhancement of $1.8 million, principal repayments from available-for-sale securities and real estate loans totaling $398.5 million, net proceeds received from acquisition of credit default swaps of $4.9 million and return of capital from equity investments of $5.9 million. This was partially offset by the purchase of available-for-sale securities of $893.1 million, the purchase and funding of equity investments of $42.1 million, the acquisition of commercial real estate and real estate loans totaling $291.4 million, net cash paid to terminate swaps of $48.0 million, net deposits of restricted cash for credit default swaps of $32.9 million and net deposits of restricted cash for investment of $1.0 million.

        Our investing activities used net cash of $892.7 million for the year ended December 31, 2006 primarily from the purchase of available-for-sale securities of $1,972.6 million and the funding or purchase of real estate loans and other investments totaling $164.1 million, which was partially offset by receipt of principal paydowns on available-for-sale securities and real estate loans of approximately $536.1 million and $708.5 million of proceeds from the sale of available-for-sale securities and the repayment of real estate loans.

        Our financing activities used net cash of $1,464.6 million for the year ended December 31, 2008 primarily due to net payments on repurchase agreements of $1,276.1 million, dividends paid of $43.5 million, principal repayments of CDOs and senior mortgage-backed securities of $119.4 million, payments on the settlement of derivatives of $10.5 million and payments on borrowings under our secured revolving credit facility with a related party of $34.4 million. This was partially offset by net receipts from restricted cash of $19.3 million.

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

        Our source of funds as of December 31, 2008, excluding our March 2005 and August 2006 common stock offerings and our March 2007 trust preferred offering, consisted of borrowings under our secured revolving credit facility (which, after giving effect to the February 2009 extension and amendment that reduced the borrowing capacity to $50.0 million, had unused availability of $13.3 million as of December 31, 2008), which we used to refinance the acquisition financing of certain of our investments and to provide margin with respect to such borrowings and certain of our derivative transactions, and proceeds from mortgages payable of $219.4 million, which we used to finance a portion of the purchase price for commercial real estate. We expect to continue to borrow funds in the form of credit facilities and to the extent we purchase additional commercial real estate, mortgage loans. As of the date of this report, we have established borrowing arrangements with various investment banking firms and other lenders, one of which was in use on December 31, 2008. Increases in short-term interest rates or widening of interest rate spreads could negatively affect the valuation of our mortgage-related assets, which could limit our borrowing ability or cause our lenders to require more collateral to secure their loans to us. When we utilize repurchase agreements as a source of financing, we expect that amounts due upon maturity of such repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements, monthly principal and interest payments received on our mortgage-backed securities, borrowings under our secured revolving credit facility and the proceeds from asset sales.

        For our short-term (one year or less) and long-term liquidity, which includes investing, when we deem it appropriate, and compliance with collateralization requirements under our secured revolving credit facility (if the pledged collateral decreases in value or in the event of margin calls created by prepayments of the pledged collateral) and our derivatives transactions (if the value of our liability with respect to any such transaction decreases), we also rely on the cash flow from operations, primarily monthly principal and interest payments to be received on our investments, cash flow from the sale of our investments, rental income from our commercial real estate investments as well as any primary debt or equity securities offerings authorized by our board of directors, to the extent that we are able to raise such capital.

        Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that our cash flow from operations and the utilization of borrowings will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements, such as funding our investment activities, if any, paying fees under our management agreement, funding our distributions to stockholders and paying general corporate expenses. As a result of the disposition of our Agency MBS portfolio and the repayment of all of our repurchase agreement financing in 2008, we currently are not exposed to the risk of margin calls on our short-term financings, but as of December 31, 2008, we were exposed to the risk of margin calls totaling $1.1 million with respect to our derivatives transactions.

        In August 2007, we entered into a $100.0 million unsecured 364-day credit facility with Brookfield US Corporation, an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100.0 million in the aggregate and to reduce the interest rate to LIBOR + 2.50%. On March 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth and to eliminate the financial covenants relating to minimum net income (as defined in the facility), a maximum leverage ratio and interest rate sensitivity. On August 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of June 30, 2008, to revise the financial covenant relating to minimum net worth. On February 26, 2009, we and Brookfield US Corporation amended the terms of the facility to extend the term of the facility from May 2009 to May 2010, to lower the borrowing capacity under the facility from $100.0 million to $50.0 million and, effective as of December 31, 2008, to delete the financial covenant relating to minimum net worth. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendments were approved by the independent members of our board of directors. As of December 31, 2008, we owed $32.9 million under this facility, we pledged MBS, real estate loans and a portion of the equity in our commercial real estate investments with an aggregate carrying value of $33.4 million to secure the $32.9 million of borrowings outstanding at such date and after giving effect to the February 2009 amendment to the credit facility, we had $13.3 million of unused availability under this facility.

        Our ability to meet our long-term (greater than one year) liquidity and capital resource requirements in excess of our borrowing capacity will be subject to obtaining additional debt financing and/or equity capital. Such financing will depend on market conditions for capital raises and for the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations. Upon liquidation, holders of our debt securities and shares of preferred stock, if any, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock.

        Under normal market conditions, we generally seek to borrow between four and eight times the amount of the equity capital we have raised. At December 31, 2008, our total debt was approximately $349.3 million.

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

  Off-Balance Sheet Arrangements

        As of December 31, 2008, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special-purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the year ended December 31, 2008, we made advances of $0.9 million to fund a real estate construction loan. As of December 31, 2008, we had no outstanding commitment to fund real estate loans.

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

        During the year ended December 31, 2008, we made advances of $0.9 million to fund a real estate construction loan. As of December 31, 2008, we had no outstanding commitment to fund real estate loans. See Note 10 to our consolidated financial statements included elsewhere herein. During the first quarter of 2008, we sold our investment in private equity funds and were released from our capital commitment related to that investment.

        In June and July 2008, we sold 13 whole loans to a third party. See Note 5 to our consolidated financial statements included elsewhere herein. In connection with the sale of 11 of those loans, we entered into a yield maintenance agreement that serves to protect the buyer against potential prepayments of those 11 whole loans. In accordance with the agreement, we deposited $4.1 million into a restricted trust account to serve as collateral for the potential loss contingency. The agreement provides for the quarterly release to either the buyer or us of a proportionate share of the collateral contingent on any prepayments of the 11 whole loans. Our maximum loss contingency under this agreement at the time of sale totaled $4.1 million. As of December 31, 2008, we accrued a loss contingency totaling $0.9 million (compared to the trust account balance of $3.9 million as of such date, which is our maximum exposure to loss) based on assumptions developed by management relating to the timing and value of expected prepayments on the 11 loans. The loss contingency is recorded as additional realized loss on the sale of real estate loans in our statement of operations.

        The table below sets forth information about our contractual obligations as of December 31, 2008. In addition to the amounts set forth in the table, we also are subject to interest rate swaps for which we cannot estimate future payments due.

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(In thousands)
Contractual Debt Obligations
Collateralized debt obligations(1)	$467,027	$—	$—	$—	$467,027
Junior subordinated notes	51,550	—	—	—	51,550
Mortgage payable	219,380	—	285	539	218,556
Secured revolving credit facility, related party(2)	32,920	32,920	—	—	—
Operating Lease Obligations
Houston ground lease	1,653	25	50	50	1,528

Total(3)	$772,530	$32,945	$335	$589	$738,661

(1)
Amount is based on unpaid principal balance. As of December 31, 2008, the difference between fair value and unpaid principal balance is $421,598.

(2)
In February 2009, we extended the term of this facility from May 2009 to May 2010.

(3)
We also are subject to interest rate swaps for which we can not estimate future payments due.

        Our secured revolving credit facility contains covenants, including maintaining our REIT status. As of December 31, 2008 after giving effect to the February 2009 amendment to our secured revolving credit facility that eliminated the net worth covenant in the facility, we were in compliance with all of the covenants under the credit facility.

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

        REIT taxable income is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles GAAP net loss to estimated REIT taxable income for the years ended December 31, 2008, December 31, 2007 and December 31, 2006:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
	(In thousands)
GAAP net income (loss)	$(307,092)	$(345,878)	$46,917
Adjustments to GAAP net income (loss):
Net loss of our Taxable REIT Subsidiary	488	35,467	—
Share based compensation	(69)	414	187
Net tax adjustments related to interest income	(12,749)	2,840	7,061
Book derivative loss in excess of tax loss (income in excess of tax income)	18,267	40,691	(8,811)
Deductible REMIC losses	(5,044)	—	—
Capital loss limitation	36,350	9,056	2,128
Impairment losses not deductible for tax purposes	142,916	317,931	10,389
Net change in assets and liabilities valued under fair value option	123,708	—	—
Loss loss allowances not deductible for tax purposes	27,973	4,500	—
GAAP/tax difference on rent escalation and lease amortization	(1,542)	(996)	—
Deferred income tax expense	—	—	900
Book/tax difference for foreigh taxable REIT subsidiaries	—	—	341
Foreign currency translation adjustment	—	—	(504)
Other	(89)	691	41

Net adjustments to GAAP net income (loss)	330,209	410,594	11,732

REIT taxable income	$23,117	$64,716	$58,649

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

Impact of Inflation

        Our operating results depend in part on the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities. Changes in the general level of interest rates prevailing in the economy in response to changes in the rate of inflation or otherwise can affect our income by affecting the spread between our interest-earning assets and interest-bearing liabilities, as well as, among other things, the value of our interest-earning assets and interest-bearing liabilities. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We employ the use of correlated hedging strategies to limit the effects of changes in interest rates on our operations, including engaging in interest rate swaps to minimize our exposure to changes in interest rates. There can be no assurance that we will be able to adequately protect against the foregoing risks or that we will ultimately realize an economic benefit from any hedging contract into which we enter. Our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and or fair market value without considering inflation.

Quantitative and Qualitative Disclosures about Market Risk.

        The principal objective of our asset/liability management activities is to maximize net investment income, while minimizing levels of interest rate risk. Net investment income and interest expense are subject to the risk of interest rate fluctuations. To mitigate the impact of fluctuations in interest rates, we use interest rate swaps to effectively convert variable rate liabilities to fixed-rate liabilities for proper matching with fixed-rate assets. Each derivative used as an economic hedge is matched with an asset or liability with which it has a high correlation. The swap agreements are generally held-to-maturity and we do not use derivative financial instruments for trading purposes. We use interest rate swaps to effectively convert variable rate debt to fixed-rate debt for the financed portion of fixed-rate assets. The differential to be paid or received on these agreements is recognized as an adjustment to the interest expense related to debt and is recognized on the accrual basis.

        As of December 31, 2008, the primary component of our market risk was interest rate risk, as described below. Although we do not seek to avoid risk completely, we do believe the risk can be quantified from historical experience and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

        Interest Rate Risk—We are subject to interest rate risk in connection with most of our investments and our related debt obligations, which are generally linked to LIBOR. We mitigate this risk through utilization of derivative contracts, primarily interest rate swap agreements. With respect to our commercial real estate investments, we manage interest rate risk through the use of fixed-rate mortgage loans.

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

        Effect on Net Investment Income—In the past, we have funded a portion of our investments with short-term borrowings under repurchase agreements. During periods of rising interest rates, the borrowing costs associated with those investments tend to increase while the income earned on such investments could remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.

        On December 31, 2008, we were party to two interest rate swap contracts. The following table summarizes the expiration dates of these contracts and their notional amounts (in thousands):

Expiration Date	Notional Amount
2013	$44,549
2018	240,467

Total	$285,016

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

        Hybrid Adjustable-Rate Agency MBS Interest Rate Cap Risk—We have in the past, and may in the future, also invest in hybrid adjustable-rate Agency MBS, which are based on mortgages that are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security's interest yield may change during any given period. However, our borrowing costs pursuant to repurchase agreements that we usually use to finance our Agency MBS generally are not subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our hybrid adjustable-rate Agency MBS would effectively be limited by caps. This problem will be magnified to the extent we acquire hybrid adjustable-rate Agency MBS that are not based on mortgages that are fully indexed. In addition, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on our hybrid adjustable-rate Agency MBS than we need in order to pay the interest cost on our related borrowings. These factors could lower our net investment income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

        Interest Rate Mismatch Risk—We may fund a portion of our investments with borrowings that, after the effect of hedging, have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of our investments. Thus, we anticipate that in most such cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above.

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

        The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive investments, CDO liabilities, senior mortgage-backed notes, mortgages payable, junior subordinated notes, secured revolving credit facility indebtedness and swaps, at December 31, 2008, assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points
	(Dollars in thousands)
Mortgage assets and other available-for-sale securities(1)
Fair value	$73,945	$72,916	$71,483
Change in fair value	$1,029	—	$(1,433)
Change as a percent of fair value	1.41%	—	(1.97)%
Real estate loans, including real estate loans held for sale
Fair value	$13,885	$13,578	$13,383
Change in fair value	$307	—	$(195)
Change as a percent of fair value	2.26%	—	(1.44)%
Other assets(2)
Fair value	$297	$297	$297
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
CDO liabilities
Fair value	$(45,429)	$(45,429)	$(45,429)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Mortgages payable
Fair value	$(134,921)	$(128,235)	$(121,550)
Change in fair value	$(6,686)	—	$6,685
Change as a percent of fair value	5.21%	—	(5.21)%
Junior subordinated notes
Fair value	$(10,210)	$(9,865)	$(9,519)
Change in fair value	$(345)	—	$346
Change as a percent of fair value	3.50%	—	(3.50)%
Secured revolving credit facility, related party
Fair value	$(32,112)	$(32,112)	$(32,112)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Undesignated interest rate swaps
Fair value	$(42,206)	$(38,140)	$(34,061)
Change in fair value	$(4,066)	—	$4,079
Change as a percent of notional value	(1.43)%	—	1.43%
Credit default swaps
Fair value	$(19,150)	$(19,140)	$(19,130)
Change in fair value	$(10)	—	$10
Change as a percent of notional value	(0.05)%	—	0.05%

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

        The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive investments, repurchase agreement liabilities, CDO liabilities, senior mortgage-backed notes, mortgages payable, junior subordinated notes and swaps, at December 31, 2007, assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points
	(Dollars in thousands)
Mortgage assets and other available-for-sale securities(1)
Fair value	$1,867,173	$1,815,246	$1,771,645
Change in fair value	$51,927	—	$(43,601)
Change as a percent of fair value	2.86%	—	(2.40)%
Real estate loans
Fair value	$178,030	$170,402	$163,293
Change in fair value	$7,628	—	$(7,109)
Change as a percent of fair value	4.48%	—	(4.17)%
Other investments(2)
Fair value	$37,175	$37,175	$37,175
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Repurchase agreements(3)
Fair value	$(1,276,121)	$(1,276,121)	$(1,276,121)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
CDO liabilities
Fair value	$(299,034)	$(299,034)	$(299,034)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Senior mortgage-backed notes, related party
Fair value	$(92,271)	$(92,271)	$(92,271)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Mortgages payable
Fair value	$(230,719)	$(217,660)	$(204,600)
Change in fair value	$(13,059)	—	$13,060
Change as a percent of fair value	6.00%	—	(6.00)%
Junior subordinated notes
Fair value	$(34,626)	$(32,068)	$(29,864)
Change in fair value	$(2,558)	—	$2,204
Change as a percent of fair value	7.98%	—	(6.87)%
Secured revolving credit facility, related party
Fair value	$(67,319)	$(67,319)	$(67,319)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Designated and undesignated interest rate swaps
Fair value	$(68,607)	$(24,350)	$15,946
Change in fair value	$(44,257)	—	$40,296
Change as a percent of notional value	(4.52)%	—	4.12%
Credit default swaps (net)
Fair value	$(33,696)	$(32,908)	$(32,164)
Change in fair value	$(788)	—	$744
Change as a percent of notional value	(1.05)%	—	0.99%

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

        Currency Risk—From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. Changes in currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. We attempt to mitigate this impact by utilizing currency swaps on our foreign currency-denominated investments or foreign currency forward commitments to hedge the net exposure. As of December 31, 2008 and December 31, 2007, we held no investments denominated in foreign currency and accordingly, we were not exposed to foreign currency exchange risk.

Related Party Transactions

        We have entered into a management agreement, as amended (the "Agreement"), with our Manager. The current term of the Agreement expires in December 2009, and the Agreement will be automatically renewed for a one-year term each anniversary date thereafter unless we or our Manager terminate the Agreement. The Agreement provides that our Manager will provide us with investment management services and certain administrative services and will perform our day-to-day operations. The monthly base management fee for such services is equal to 1.5% of one-twelfth of our equity, as defined in the Agreement, payable in arrears. In March 2008, we and our Manager agreed that during 2008, we would pay the base management fee in shares of our common stock, rather than in cash. In May 2008, we issued 68,338 shares of our common stock to our Manager in respect of the base management fee for the quarter ended March 31, 2008 at a price per share of $10.15; in August 2008, we issued 99,998 shares of our common stock to our Manager in respect of the base management fee for the quarter ended June 30, 2008 at a price per share of $4.18; and in November 2008, we issued 29,969 shares of our common stock to our Manager in respect of the base management fee for the quarter ended September 30, 2008 at a price per share of $1.93.

        In addition, under the Agreement, our Manager earns a quarterly incentive fee equal to 25% of the amount by which the quarterly net income per share, as defined in the Agreement (which principally excludes the effect of stock compensation and the unrealized change in derivatives), exceeds an amount equal to the product of the weighted average of the price per share of the common stock we issued in our March 2005 private offering and in our August 2006 initial public offering and the price per share of common stock in any subsequent offerings by us, multiplied by the higher of (i) 2.4375% or (ii) 25% of the then applicable 10 year Treasury note rate plus 0.50%, multiplied by the then weighted average number of outstanding shares for the quarter. The incentive fee is paid quarterly. The Agreement provides that 10% of the incentive management fee is to be paid in shares of our common stock (providing that such payment does not result in our Manager owning directly or indirectly more than 9.8% of our issued and outstanding common stock) and the balance is to be paid in cash. Our Manager may, at its sole discretion, elect to receive a greater percentage of its incentive management fee in shares of our common stock. The incentive management fees included in our consolidated statements of operations that were incurred during the years ended December 31, 2008, 2007 and 2006 were $0, $0.1 million, and $0.1 million, respectively.

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

        We issued to our Manager 84,000 shares of our restricted common stock and granted options to purchase 126,000 shares of our common stock for a 10 year period at a price of $25 per share in March 2005. We issued to one of our executive officers 30,000 shares of restricted common stock in March 2006. 10,000 of such shares vested on March 15, 2007 and the remaining 20,000 shares were forfeited in April 2007 when the executive officer to whom such shares were issued resigned from his position with us. We issued to one of our directors 2,000 shares of restricted stock in November 2006, 2,000 shares of restricted stock in May 2007 and 2,000 shares of restricted stock in June 2008, all of which vest on the first anniversary of the date of issuance. For the years ended December 31, 2008, 2007 and 2006, the base management fee expense was $1.3 million, $5.8 million and $6.8 million, respectively. Included in the management fee expense for the years ended December 31, 2008, 2007 and 2006 was $0 million, $0.6 million and $1.0 million, respectively, of amortization of stock-based compensation related to restricted stock and options granted.

        The Agreement provides that we are required to reimburse our Manager for certain expenses incurred by our Manager on our behalf provided that such costs and reimbursements are no greater than that which would be paid to outside professionals or consultants on an arm's length basis. For the years ended December 31, 2008, 2007 and 2006, we were not charged any reimbursable costs by our Manager.

        In January 2007, we purchased a $28.5 million investment in BREF One, LLC (the "Fund"), a real estate finance fund sponsored by Brookfield, the indirect parent of our Manager, and managed by a Brookfield subsidiary, and incurred a $10.4 million unfunded capital commitment to the Fund. The acquisition was made from two subsidiaries of Brookfield. As of December 31, 2007, the unfunded commitment totaled $1.5 million. During the first quarter of 2008, we sold our interest in the Fund to an affiliate of our Manager at its carrying value of $35.7 million and we were released from our unfunded capital commitment to the Fund. During the year ended December 31, 2008, we had less than $0.1 million of equity losses from our investment in the Fund and during the year ended December 31, 2007, we had $2.6 million of equity income from our investment in the Fund.

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

        In April 2007, we issued $115.0 million of senior mortgage-backed notes through a newly-formed subsidiary, CRZ ABCP Financing LLC. We retained $9.3 million of senior subordinated mortgage-backed notes and $4.3 million of subordinated mortgage-backed notes. CRZ ABCP Financing LLC held assets, consisting of commercial whole mortgage loans, which served as collateral for the mortgage-backed notes. Senior mortgage-backed notes in the aggregate principal amount of $101.5 million were issued to an affiliate of our Manager with floating coupons with an interest rate of three-month LIBOR plus 0.35%. Interest on the senior mortgage-backed notes was payable monthly. The senior mortgage-backed notes mature in April 2017 and the outstanding principal is due at maturity. Early repayments of the underlying mortgage loans require repayment of a portion of the senior mortgage-backed notes. The senior mortgage-backed notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the senior mortgage-backed notes issued were used to repay outstanding debt under our repurchase agreements. The senior mortgage-backed notes were repaid in their entirety during the year ended December 31, 2008.

        In August 2007, we entered into a $100.0 million unsecured 364-day credit facility with Brookfield US Corporation, an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100.0 million in the aggregate and to reduce the interest rate to LIBOR + 2.50%. On March 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth and to eliminate the financial covenants relating to minimum net income (as defined in the facility), a maximum leverage ratio and interest rate sensitivity. On August 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of June 30, 2008, to revise the financial covenant relating to minimum net worth. On February 26, 2009, we and Brookfield US Corporation amended the terms of the facility to extend the term of the facility from May 2009 to May 2010, to lower the borrowing capacity under the facility from $100.0 million to $50.0 million and, effective as of December 31, 2008, to delete the financial covenant relating to minimum net worth. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendments were approved by the independent members of our board of directors. As of December 31, 2008, we owed $32.9 million under this facility, we had pledged MBS, real estate loans and a portion of the equity in our commercial real estate investments with an aggregate carrying value of $33.4 million to secure the $32.9 million of borrowings outstanding at such date and, after giving effect to the February 2009 amendment, we had $13.3 million of unused availability under this facility. The credit agreement contains customary representations, warranties and covenants, including covenants limiting dividends, liens, mergers, asset sales and other fundamental changes.

        In August 2007, we sold one whole loan to an affiliate of our Manager at its carrying value plus accrued interest receivable for total proceeds of $45.4 million.

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

        We and our Manager have entered into sub-advisory agreements with other affiliated entities and the fees payable under such agreements will be paid from any management fees earned by our Manager. In addition, certain of these affiliated sub-advisory entities introduced investments to us for purchase that we acquired for a total of $289.0 million and $21.4 million during the years ended December 31, 2007 and 2006, respectively; our affiliated sub-advisory entities did not introduce any investments to us that we acquired during the year ended December 31, 2008. The purchase price of three commercial real estate properties that we purchased in March 2007 and September 2007 from an affiliate of our Manager, at a total cost of approximately $260.5 million, were determined as part of a competitive bid process, and the purchase price of our investment in a private equity fund managed by an affiliate of our Manager, at a total initial cost of approximately $28.5 million, was acquired at its book value assuming hypothetical liquidation. All such acquisitions were approved in advance by the independent members of our board of directors.

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

Item 8.    Financial Statements and Supplementary Data.

        The financial statements required by this item and the reports of the independent registered public accounting firm thereon appear on pages F-2 to F-78 and S-1 to S-5. See accompanying Index to the Consolidated Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 19 to the consolidated financial statements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

Management's Annual Report on Internal Control over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2008.

Attestation Report of Registered Public Accounting Firm

        Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting and issued an attestation report on our internal control over financial reporting. Ernst & Young's report appears on page F-4 of this Form 10-K.

Changes in Internal Controls

        There have been no significant changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        On February 26, 2009, we and Brookfield US Corporation amended the terms of our Amended and Restated Revolving Credit Agreement. See the fifteenth paragraph under "Liquidity and Capital Resources" in Item 7 for information concerning the amendment.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information appearing in our 2009 Proxy Statement under the following headings is incorporated herein by reference:

  •
  "Proposal 1—Election of Directors;" and

  •
  "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.    Executive Compensation.

        The information appearing in our 2009 Proxy Statement under the following headings is incorporated herein by reference:

  •
  "Proposal 1—Election of Directors—Compensation Committee Interlocks and Insider Participation;"

  •
  "Compensation Committee Report;"

  •
  "Compensation Discussion and Analysis;" and

  •
  "Executive and Director Compensation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information appearing in our 2009 Proxy Statement under the following heading is incorporated herein by reference:

  •
  "Security Ownership of Certain Beneficial Owners and Management"

        The information under "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information" in this Annual Report on Form 10-K is also incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information appearing in our 2009 Proxy Statement under the following headings is incorporated herein by reference:

  •
  "Proposal 1—Election of Directors;" and

  •
  "Transactions with Related Parties and Certain Control Persons."

Item 14.    Principal Accounting Fees and Services.

        The information appearing in our 2009 Proxy Statement under the following heading is incorporated herein by reference:

  •
  "Proposal 2—Ratification of Independent Registered Public Accounting Firm."

 PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
(1)     Financial Statements

        See the accompanying Index to Financial Statement Schedules on page F-1.

(a)
(2)    Consolidated Financial Statement Schedules

        See the accompanying Index to Financial Statement Schedules on page F-1.

(a)
(3)    Exhibits

        The information below under the heading "Exhibit Index" is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYSTAL RIVER CAPITAL, INC.

March 3, 2009	/s/ WILLIAM M. POWELL
Date	William M. Powell
President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 3, 2009	/s/ BRUCE K. ROBERTSON
Date	Bruce K. Robertson
Chairman of the Board of Directors

March 3, 2009	/s/ WILLIAM M. POWELL
Date	William M. Powell
President and Chief Executive Officer
(Principal Executive Officer)

March 3, 2009	/s/ CRAIG J. LAURIE
Date	Craig J. Laurie
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

March 3, 2009	/s/ RODMAN L. DRAKE
Date	Rodman L. Drake, Director

March 3, 2009	/s/ JANET GRAHAM
Date	Janet Graham, Director

March 3, 2009	/s/ HARALD HANSEN
Date	Harald Hansen, Director

March 3, 2009	/s/ CLIFFORD E. LAI
Date	Clifford E. Lai, Director

March 3, 2009	/s/ WILLIAM F. PAULSEN
Date	William F. Paulsen, Director

March 3, 2009	/s/ LOUIS P. SALVATORE
Date	Louis P. Salvatore, Director

EXHIBIT INDEX

Exhibit Number		Description
3.1
Articles of Amendment and Restatement of Crystal River Capital, Inc. (filed as Exhibit 3.1 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-130256) filed on March 1, 2006 and incorporated herein by reference).
3.2
Amended and Restated Bylaws of Crystal River Capital, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-32958) filed on December 19, 2008 and incorporated herein by reference).
4.1
Form of Certificate of Common Stock for Crystal River Capital, Inc. (filed as Exhibit 4.1 to the Company's Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-130256) filed on July 13, 2006 and incorporated herein by reference).
10.1	(a)
Amended and Restated Management Agreement, dated as of July 11, 2006, between Crystal River Capital, Inc. and Hyperion Brookfield Crystal River Capital Advisors, LLC (filed as Exhibit 10.1(a) to the Company's Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-130256) filed on July 13, 2006 and incorporated herein by reference).
10.1	(b)
Sub-Advisory Agreement, dated as of July 10, 2006, among Crystal River Capital, Inc., Hyperion Brookfield Crystal River Capital Advisors, LLC and Brookfield Crystal River Capital L.P. (filed as Exhibit 10.1(b) to the Company's Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-130256) filed on July 13, 2006 and incorporated herein by reference).
10.1	(c)*	Sub-Advisory Agreement, dated as of March 3, 2009, among Crystal River Capital, Inc., Hyperion Brookfield Crystal River Capital Advisors, LLC and Hyperion Brookfield Asset Management, Inc.
10.2
Registration Rights Agreement, dated as of March 15, 2005, between Crystal River Capital, Inc. and Deutsche Bank Securities Inc. and Wachovia Capital Markets, LLC (filed as Exhibit 10.2 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-130256) filed on March 1, 2006 and incorporated herein by reference).
10.3	(a)†
River Capital, Inc. 2005 Long Term Incentive Plan, as amended (filed as Exhibit 10.3(a) to the Company's Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-130256) filed on July 13, 2006 and incorporated herein by reference).
10.3	(b)†
Form of Restricted Stock Award Agreement (filed as Exhibit 10.3(b) to the Company's Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-130256) filed on July 13, 2006 and incorporated herein by reference).
10.3	(c)†
Form of Stock Option Agreement (filed as Exhibit 10.3(c) to the Company's Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-130256) filed on July 13, 2006 and incorporated herein by reference).
10.3	(d)†
Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.3(d) to the Company's Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-130256) filed on July 13, 2006 and incorporated herein by reference).

Exhibit Number		Description
10.3	(e)†
Compensation arrangements with directors (incorporated herein by reference to the information under the caption "EXECUTIVE AND DIRECTOR COMPENSATON—Compensation of Directors" in the Company's Definitive Schedule 14A filed on April 29, 2008).
10.4	(a)
Amended and Restated Revolving Credit Agreement between Brascan (US) Corporation, as Lender, and Crystal River Capital, Inc., as Borrower, dated as of November 8, 2007 (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K (File No. 001-32958) filed on November 14, 2007 and incorporated herein by reference).
10.4	(b)
First Amendment to Amended and Restated Revolving Credit Agreement between Brookfield US Corporation (f/k/a Brascan (US) Corporation), as Lender, and Crystal River Capital, Inc., as Borrower, dated as of March 7, 2008 (filed as Exhibit 10.4(B) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 001-32958) filed on March 13, 2008 and incorporated herein by reference).
10.4	(c)
Second Amendment to Amended and Restated Revolving Credit Agreement between Brookfield US Corporation (f/k/a Brascan (US) Corporation), as Lender, and Crystal River Capital, Inc., as Borrower, dated as of August 7, 2008 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 (File No. 001-32958) filed on August 11, 2008 and incorporated herein by reference).
10.4	(d)*
Third Amendment to Amended and Restated Revolving Credit Agreement between Brookfield US Corporation (f/k/a Brascan (US) Corporation), as Lender, and Crystal River Capital, Inc., as Borrower, dated as of February 26, 2009.
11.1
Statements regarding Computation of Earnings per Share (data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 15 to the consolidated financial statements contained in this report).
21.1	*	Subsidiaries of Crystal River Capital, Inc.
23.1	*	Consent of Ernst & Young LLP.
31.1	*	Certification of William M. Powell, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Craig J. Laurie, Treasurer and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of William M. Powell, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Craig J. Laurie, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

        The Audit Committee of the Board of Directors, which oversees Crystal River Capital, Inc.'s financial reporting process on behalf of the Board of Directors, is composed entirely of independent directors (as defined by the New York Stock Exchange). The Audit Committee meets periodically with management, the independent accountants, and the internal auditors to review matters relating to the Company's financial statements and financial reporting process, annual financial statement audit, engagement of independent accountants, internal audit function, system of internal controls, and legal compliance and ethics programs as established by Crystal River Capital, Inc.'s management and the Board of Directors. The internal auditors and the independent registered public accounting firm periodically meet alone with the Audit Committee and have access to the Audit Committee at any time.

Dated: March 3, 2009

William M. Powell President and Chief Executive Officer	Craig J. Laurie Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Crystal River Capital, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Crystal River Capital, Inc. and Subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index as Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, in 2008 the Company adopted Financial Accounting Standards Board Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

New York, New York
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Crystal River Capital, Inc. and Subsidiaries

        We have audited Crystal River Capital, Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Crystal River Capital, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 27, 2009 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

New York, New York
February 27, 2009

Crystal River Capital, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS:
Available-for-sale securities, at fair value
Commercial MBS	$58,093	$399,410
Agency MBS	—	1,246,682
Non-Agency Residential MBS	14,823	168,422
Preferred stock	—	732
Real estate loans	9,034	170,780
Real estate loans held for sale	5,058	—
Commercial real estate, net	228,259	234,763
Other investments	1,550	37,761
Intangible assets	75,541	81,174
Cash and cash equivalents	6,239	27,521
Restricted cash	26,107	68,706
Receivables:
Principal paydown	10	914
Interest	4,152	11,808
Rent enhancement receivables, related party	13,828	16,311
Other receivables	3,135	2,604
Prepaid expenses and other assets	939	540
Deferred financing costs, net	1,533	10,750
Derivative assets	—	560

Total Assets	$448,301	$2,479,438

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Liabilities:
Accounts payable, accrued expenses and cash collateral payable	$2,652	$1,817
Due to Manager	—	678
Dividends payable	2,511	16,828
Intangible liabilities	72,265	77,745
Repurchase agreements	—	1,276,121
Collateralized debt obligations (fair value at December 31, 2008; cost at December 31, 2007)	45,429	486,608
Junior subordinated notes	51,550	51,550
Mortgages payable	219,380	219,380
Senior mortgage-backed notes, related party	—	99,815
Secured revolving credit facility, related party	32,920	67,319
Interest payable	1,357	9,256
Derivative liabilities	57,646	61,729

Total Liabilities	485,710	2,368,846

Commitments and Contingencies
Stockholders' Equity (Deficit):
Preferred Stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized, 24,905,252 and 24,704,945 shares issued and outstanding at December 31, 2008 and 2007, respectively	25	25
Additional paid-in capital	564,560	562,930
Accumulated other comprehensive income (loss)	(9,815)	(15,481)
Accumulated deficit	(592,179)	(436,882)

Total Stockholders' Equity (Deficit)	(37,409)	110,592

Total Liabilities and Stockholders' Equity (Deficit)	$448,301	$2,479,438

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Revenues:
Interest and dividend income:
Interest income—available-for-sale securities	$109,453	$194,130	$181,728
Interest income—real estate loans	6,567	17,080	11,860
Other interest and dividend income	1,196	8,709	7,636

Total interest and dividend income	117,216	219,919	201,224
Rental income, net	22,225	16,210	—

Total revenues	139,441	236,129	201,224

Expenses:
Interest expense	53,543	156,797	139,601
Management fees, related party	1,226	6,378	7,854
Professional fees	2,681	3,904	2,722
Depreciation and amortization	12,088	8,948	—
Incentive fees	—	124	68
Insurance expense	1,662	936	413
Directors' fees	451	695	436
Public company expense	668	522	210
Commercial real estate expenses	1,541	1,011	—
Provision for loss on real estate loans	27,073	4,500	—
Other expenses	1,285	700	507

Total expenses	102,218	184,515	151,811

Income before other revenues (expenses)	37,223	51,614	49,413
Other revenues (expenses):
Realized net loss on sale of available-for-sale securities, real estate loans and other investments	(5,166)	(1,698)	(2,128)
Realized and unrealized gain (loss) on derivatives	(70,679)	(84,951)	10,330
Impairment of available-for-sale securities	(142,916)	(317,931)	(10,389)
Net change in assets and liabilities valued under fair value option	(123,708)	—	—
Foreign currency exchange gain	—	4,292	580
Income (loss) from equity investments	(40)	2,610	—
Other	(1,806)	186	(889)

Total other expenses	(344,315)	(397,492)	(2,496)

Net income (loss)	$(307,092)	$(345,878)	$46,917

Per share information:
Net income (loss) per share of common stock:
Basic	$(12.35)	$(13.86)	$2.27

Diluted	$(12.35)	$(13.86)	$2.27

Dividends declared per share of common stock	$1.18	$2.72	$2.71

Weighted average shares of common stock outstanding:
Basic	24,866,206	24,962,708	20,646,637

Diluted	24,866,206	24,962,708	20,646,637

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands, except share data)

	Common Stock
				Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Total	Comprehensive Income (Loss)
Balance at December 31, 2005	17,487,500	$17	$406,311	$(11,742)	$(13,157)	$381,429
Net income					46,917	46,917	$46,917
Net unrealized holdings gain on available-for-sale securities				27,008		27,008	27,008
Net unrealized loss on cash flow hedges				(3,463)		(3,463)	(3,463)
Net realized gain on cash flow hedges				1,719		1,719	1,719
Amortization of realized cash flow hedge gain				(310)		(310)	(310)

Comprehensive income							$71,871

Dividends declared on common stock					(56,968)	(56,968)
Proceeds of issuance of common stock, net of offering costs	7,500,000	8	158,591			158,599
Issuance of stock based compensation:
Manager and manager's employees, net of forfeitures	30,300					—
Board of directors	4,000					—
Amortization of stock based compensation			1,383			1,383

Balance at December 31, 2006	25,021,800	$25	$566,285	$13,212	$(23,208)	$556,314
Net loss					(345,878)	(345,878)	$(345,878)
Net unrealized holdings gain on available-for-sale securities				6,176		6,176	6,176
Unrealized loss on cash flow hedges				(29,499)		(29,499)	(29,499)
Deferred loss on settled cash flow hedges				(3,143)		(3,143)	(3,143)
Amortization of net realized gains on cash flow hedges				(2,227)		(2,227)	(2,227)

Comprehensive loss							$(374,571)

Dividends declared on common stock					(67,796)	(67,796)
Dividends on deferred stock units			66			66
Offering costs			(50)			(50)
Stock repurchases	(299,300)		(4,523)			(4,523)
Issuance (forfeiture) of stock based compensation:						—
Forfeiture of restricted stock	(20,000)					—
Issuance of restricted stock	2,000					—
Issuance of common stock to manager	445		12			12
Amortization of stock based compensation			1,140			1,140

Balance at December 31, 2007	24,704,945	$25	$562,930	$(15,481)	$(436,882)	$110,592
Cumulative effect of the adoption of SFAS 159				(1,670)	181,092	179,422
Net loss					(307,092)	(307,092)	$(307,092)
Realization of deferred unrealized gains on available-for-sale securities				(7,344)		(7,344)	(7,344)
Realization of deferred unrealized losses on cash flow hedges				13,181		13,181	13,181
Amortization of net realized losses on cash flow hedges				1,499		1,499	1,499

Comprehensive loss							$(299,756)

Dividends declared on common stock and deferred stock units					(29,297)	(29,297)
Shares issued for dividend reinvestment	2					—
Issuance of stock in lieu of cash for management fee	198,305		1,170			1,170
Issuance of stock based compensation:
Issuance of restricted stock	2,000		11			11
Issuance of deferred stock units			122			122
Amortization of stock based compensation			327			327

Balance at December 31, 2008	24,905,252	$25	$564,560	$(9,815)	$(592,179)	$(37,409)

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(307,092)	$(345,878)	$46,917
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of stock based compensation	327	1,140	1,347
Accretion of net discount on available-for-sale securities and real estate loans	(18,062)	(19,426)	(9,866)
Realized net loss (gain) on sale of available-for-sale securities, real estate loans and other investments	4,759	1,685	2,128
Impairment of available-for-sale securities	142,916	317,931	10,389
Provision for loss on real estate loans	27,073	4,500	—
Net change in assets and liabilities valued under fair value option	123,708	—	—
Accretion of interest on real estate loans and other investments	(263)	(2,475)	(1,164)
Amortization of net realized cash flow hedge (gain) loss	1,499	(2,227)	(310)
Unrealized (gain) loss on derivatives	63,964	88,763	(7,685)
Amortization and write-off of deferred financing costs	1,065	3,538	2,015
Management fee expense paid in stock	1,170	12	7
(Income) loss from equity investment	40	(2,610)	—
Change in deferred income tax	—	(900)	900
Gain on foreign currency exchange	—	(4,330)	(513)
Depreciation and amortization	12,088	8,948	—
Amortization of intangible liabilities	(5,480)	(4,057)	—
Amortization of underwriting costs on available-for-sale securities and loans	—	170	111
Write-off of costs on available-for-sale securities and real estate loans	—	—	97
Other	1,881	859	—
Changes in operating assets and liabilities:
Net receipt of restricted cash for failed swaps	7,144	—	—
Payments on settlement of derivatives	(10,528)	(756)	(850)
Interest receivable	7,656	7,003	(7,289)
Swap receivable	—	—	(1,948)
Interest receivable, derivative	169	898	(1,072)
Other receivables	(1,407)	(2,604)	—
Prepaid expenses and other assets	(362)	(125)	(1,449)
Return on capital from equity investments	—	2,610	—
Accounts payable and accrued liabilities	(65)	(2,195)	3,212
Due to Manager	(678)	(1,362)	1,554
Interest payable	(7,899)	(10,161)	6,522
Interest payable, derivative	(3,719)	(3,851)	2,178

Net cash provided by operating activities	39,904	35,100	45,231

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	—	(893,057)	(1,972,635)
Acquisition of and contributions to interest in other investments	—	(42,095)	(19,509)
Acquisition of commercial real estate and rent enhancement receivable	—	(261,204)	—
Return of capital from equity investment	426	5,884	—
Interest purchased	—	—	69
Underwriting costs on available-for-sale securities and real estate loans	—	(230)	(744)
Principal payments on available-for-sale securities and real estate loans	74,136	398,451	536,069
Proceeds from the sale of available-for-sale securities	1,178,357	1,643,130	660,410
Proceeds from the sale and repayment of real estate loans and other investments	162,156	115,211	48,139
Proceeds from rent enhancement	3,365	1,778	—
Proceeds received from acquisition of credit default swaps	—	5,328	—
Proceeds paid for acquisition of credit default swaps	—	(459)	—
Cash received to terminate swaps	—	6,471	—
Cash paid to terminate swaps	(30,249)	(54,429)	—
Net receipts of (deposits to) restricted cash for investment	3,972	(1,000)	—
Net receipts of (deposits to) restricted cash from credit default swaps	12,211	(32,908)	—
Funding of real estate loans	(929)	(30,211)	(144,547)

Net cash provided by (used in) investing activities	1,403,445	860,660	(892,748)

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	—	—	159,219
Proceeds from issuance of junior subordinated notes held by trust that issued trust preferred securities	—	50,000	—
Payment on settlement of derivatives	(10,466)	(9,969)	(471)
Proceeds from the settlement of derivatives	—	4,932	—
Net change in cash collateral payable	—	(1,960)	1,960
Issuance of collateralized debt obligations	—	324,956	—
Proceeds from mortgages payable	—	219,380	—
Proceeds from senior mortgage-backed notes, related party	—	101,500	—
Principal repayments on collateralized debt obligations	(19,581)	(32,744)	(33,104)
Principal repayments on senior mortgage-backed notes, related party	(99,815)	(1,685)	—
Net receipts from (deposits to) restricted cash	19,272	44,685	(60,984)
Payment of deferred financing costs	—	(9,359)	(282)
Dividends paid	(43,521)	(67,416)	(40,423)
Proceeds from (repayment of) note payable, related party	—	—	(35,000)
Repurchase of common stock	—	(4,523)	—
Net (payments on) proceeds from repurchase agreements	(1,276,121)	(1,447,522)	745,785
Net (payments on) proceeds from repurchase agreements, related party	—	(144,806)	128,377
Net (payments on) proceeds from term revolver, related party	(34,399)	67,319	—
Other	—	(50)	—

Net cash provided by (used in) financing activities	(1,464,631)	(907,262)	865,077

Net increase (decrease) in cash and cash equivalents	(21,282)	(11,502)	17,560
Cash and cash equivalents at beginning of period	27,521	39,023	21,463

Cash and cash equivalents at end of period	$6,239	$27,521	$39,023

Supplemental disclosure of cash flows:
Cash paid during the period for interest	$63,759	$167,784	$128,889
Cash paid during the period for income taxes	—	292	—
Supplemental disclosure of noncash investing and financing activities:
Dividends declared, not yet paid	2,498	16,828	16,514
Principal paydown receivable	10	914	5,940
Purchase of available-for-sale securities not yet settled	—	—	94,881
Prepaid securities offering costs from prior year	—	—	619
Interest payable on interest rate swap	—	—	1,238
Equity investment in trust	—	1,550	—
Capitalization of interest on other investments	—	1,112	—
Cumulative effect upon adoption of SFAS 159	179,422	—	—
Classification of real estate loans as held for sale	139,865	—	—

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        Our consolidated financial statements include the accounts of Crystal River Capital, Inc., three wholly-owned subsidiaries created in connection with the issuance of our collateralized debt obligations and senior mortgage-backed notes, wholly-owned subsidiaries established for financing purposes, three wholly-owned subsidiaries established to own interests in real property and our domestic taxable REIT subsidiary ("TRS"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

December 31, 2008

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

Securities

        We invest in commercial mortgage-backed securities ("CMBS"), U.S. Agency mortgage pass-through certificates, which are securities issued or guaranteed by the Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") or Government National Mortgage Association ("Ginnie Mae") and Agency Collateralized Mortgage Obligations issued by Fannie Mae or Freddie Mac backed by mortgage pass-through securities and evidenced by a series of bonds or certificates issued in multiple classes (collectively, "Agency MBS"), Non-Agency residential mortgage-backed securities ("Non-Agency RMBS") and other real estate debt and equity instruments. We account for our available-for-sale securities (CMBS, Agency MBS, RMBS, asset-backed securities ("ABS") and other real estate and equity instruments), which we refer to as our AFS investments, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). We classify our securities as available for sale because we may dispose of them prior to maturity in response to changes in the market, liquidity needs or other events, even though we do not hold the securities for the purpose of selling them in the near future.

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

December 31, 2008

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity, unless unrealized loss amounts are determined to be impaired as described below.

        Periodically, all available-for-sale securities are evaluated for other than temporary impairment in accordance with SFAS 115 and Emerging Issues Task Force ("EITF") No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, as amended by FASB Position No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 ("FSP EITF 99-20-1", EITF 99-20 as so amended by FSP EITF 99-20-1, "EITF 99-20"). An impairment that is an "other than temporary impairment" is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the remaining life of the investment. Other than temporary impairments result in reducing the carrying value of the security to its fair value through the statement of operations, which also creates a new carrying value for the investment. We compute a revised yield based on the future estimated cash flows as described in the section titled "Revenue Recognition" below. Significant judgments, including making assumptions regarding the estimated prepayments, loss assumptions and the changes in interest rates, are required in determining impairment.

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

December 31, 2008

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Real Estate Loans Held for Sale

        Real estate loans that we have committed to sell or that we have the intent and ability to sell in the near future are classified as real estate loans held for sale. These real estate loans are carried at the lower of cost or fair value on a loan-by-loan basis. Any market valuation adjustments on these loans are recognized in our consolidated statements of operations in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities. The fair value of loans held for sale is based on actual bids or, in the absence of such bids, management's discounted cash flow analysis, which utilizes spreads supplied by dealers.

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

        Properties are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. For commercial properties, an impairment loss is recognized when a property's carrying value exceeds its undiscounted future net cash flow. The impairment is measured as the amount by which the carrying value exceeds the estimated fair value. Projections of future cash flow take into account the specific business plan for each property and management's best estimate of the most probable set of economic conditions anticipated to prevail in the market. We recorded no impairment losses on our commercial real estate investments during the years ended December 31, 2008 or 2007.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting For Derivative Financial Instruments and Hedging Activities

        We account for our derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 133 and SFAS 149 require us to recognize all derivative instruments at their fair value as either assets or liabilities on our balance sheet. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether we have designated it, and whether it qualifies, as part of a hedging relationship and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. We have no fair value hedges or hedges of a net investment in foreign operations as of December 31, 2008 or 2007.

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

Dividends to Stockholders

        We record dividends to stockholders on the declaration date. The actual dividend and its timing are at the discretion of our board of directors. We intend to pay sufficient dividends to avoid incurring any income or excise tax. During the year ended December 31, 2008, we declared dividends in the amount of $29,297, or $1.18 per share, of which $16,799 was distributed on April 29, 2008 to our stockholders of record as of March 31, 2008, $7,433 was distributed on July 28, 2008 to our stockholders of record as of June 30, 2008, $2,488 was distributed on October 28, 2008 to our stockholders of record as of September 30, 2008, $2,491 was distributed on January 30, 2009 to our stockholders of record as of December 31, 2008 and $86 related to dividends on deferred stock units. All of the $1.18 per share dividend declared in 2008 represented distributions of taxable earnings and profits. During the year ended December 31, 2007, we declared dividends in the amount of $67,796, or $2.72 per share, of which $16,799 was distributed on January 28, 2008 to our stockholders of record as of December 31, 2007, and of which $29 related to dividends on deferred stock units. Of the $2.72 per share dividend declared in 2007, $2.59 represented distributions of taxable earnings and profits and

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

$0.13 represented a return of capital. During the year ended December 31, 2006, we declared dividends in the amount of $56,968, or $2.71 per share, of which $16,514 was distributed on January 26, 2007 to our stockholders of record as of December 29, 2006, and of which $34 related to dividends on deferred stock units. All of our dividends declared in 2006 represented distributions of taxable earnings and profits.

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

Trust Preferred Securities

        Trusts that we form for the sole purpose of issuing trust preferred securities are not consolidated in our financial statements in accordance with Financial Interpretation No. 46R ("FIN 46R") as we have determined that we are not the primary beneficiary of such trusts. Our investment in the common securities of such trusts is carred at cost and is included in other investments in our consolidated financial statements.

Revenue Recognition

        Interest income for our available-for-sale securities and real estate loans is recognized over the life of the investment using the effective interest method and recorded on the accrual basis. Interest income on mortgage-backed securities ("MBS") is recognized using the effective interest method as required by EITF 99-20. Real estate loans generally are originated or purchased at or near par value, and interest income is recognized based on the effective yield method based on the terms of the loan instrument. Any loan fees or acquisition costs on originated loans or securities are capitalized and recognized as a component of interest income over the life of the investment utilizing the straight-line method, which approximates the effective interest method. None of the interest income for the years ended December 31, 2008, 2007 or 2006 included prepayment fees. We do not accrue interest on real estate loans that are placed on non-accrual status when collection of principal or interest is in doubt. As of January 1, 2008, a construction real estate loan was placed on non-accrual status and we recorded an additional provision for loan loss of $9,735 related to this loan during the year ended December 31, 2008 as we believe that it is probable that we will not recover the entire loan balance, including the capitalized interest thereon.

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

December 31, 2008

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

        We record security transactions, other than repurchases of our own stock, on the trade date. Realized gains and losses from security transactions are determined based upon the specific identification method and recorded as gain (loss) on sale of available-for-sale securities in the statements of operations.

        We account for accretion of discounts or premiums on available-for-sale securities and real estate loans using the effective interest yield method. Such amounts have been included as a component of interest income in the statements of operations.

        We may sell all or a portion of our real estate investments to a third party. To the extent the fair value received for an investment differs from the amortized cost of that investment and control of the asset that is sold is surrendered making it a "true sale," as defined under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125 ("SFAS 140"), a gain or loss on the sale will be recorded in the statements of operations as realized net gain (loss) on sale of available-for-sale securities, real estate loans and other investments. To the extent a real estate investment is sold that has any fees that were capitalized at the time the investment was made and were being recognized over the term of the investment, the unamortized fees are recognized at the time of sale and included in any gain or loss on sale of real estate investments.

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

December 31, 2008

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest in Equity Investment

        We accounted for our investment in BREF One, LLC, a real estate finance fund, under the equity method of accounting since we owned more than a minor interest in the fund, but did not unilaterally control the fund and were not considered to be the primary beneficiary under FIN 46R. The investment was recorded initially at cost, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions to reflect the investment at its book value assuming hypothetical liquidation. In March 2008, we sold our investment in BREF One, LLC to an affiliate of our Manager, as more fully explained in Note 7.

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

        The dividends paid deduction of a REIT for qualifying dividends to our stockholders is computed using our taxable income as opposed to using our financial statement net income. Some of the significant differences between financial statement net income and taxable income include the timing of recording unrealized gains/realized gains associated with certain assets, excess inclusion income, the book/tax basis of assets, interest income, impairment, straight-line amortization of rental leases, credit loss recognition related to certain assets (asset-backed mortgages), accounting for derivative instruments, stock compensation, amortization of various costs (including start up costs) and accounting for lease income on net leased real estate assets. The distinction between GAAP net income and taxable income is important to our stockholders because dividends or distributions, if any, are declared and paid on the basis of annual estimates of taxable income or loss. We do not pay Federal income taxes on income that we distribute on a current basis, provided that we satisfy the requirements for qualification as a REIT under the Internal Revenue Code. We calculate our taxable income or loss as if we were a regular domestic corporation. This taxable income or loss level determines the amount of dividends, if any, that we are required to distribute over time to reduce or eliminate our tax liability pursuant to REIT requirements.

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

December 31, 2008

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

        We have a wholly-owned domestic taxable REIT subsidiary that has made a joint election with us to be treated as our TRS. Our TRS is a separate entity subject to federal income tax under the Internal Revenue Code. For the years ended December 31, 2008, 2007 and 2006, we recorded current net income tax expense of $0, $0 and $151 (federal income tax of $93 and state and local income tax of $58), respectively, which is included in other expenses. For the years ended December 31, 2008, 2007 and 2006, we recorded a net deferred tax benefit (expense) of $0, $900 and $(900), respectively, which is included in other expenses.

        As of December 31, 2008, we recorded a $16,160 valuation allowance on deferred tax assets of $16,160 attributable to income tax net operating loss carryforward relating to our TRS. As of December 31, 2007, we recorded a $15,530 valuation allowance on deferred tax assets of $15,530 attributable to mark to market adjustments on credit default swaps and income tax net operating losses relating to our TRS. The valuation allowances are based on management's estimate that our TRS is not expected to generate sufficient taxable income to recover the deferred tax assets. As of December 31, 2008 we did not have a deferred tax liability. As of December 31, 2008, we had net operating loss carryforward of $35,516. The net operating loss carryforward expires in 2027.

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

        Our policy for interest and penalties on material uncertain tax positions recognized in our consolidated financial statements is to classify these as interest expense and operating expense, respectively. However, in accordance with FIN 48 we assessed our tax positions for all open tax years (Federal, years 2005 through 2007 and State, years 2005 through 2007) as of December 31, 2008 and concluded that we have no material FIN 48 liabilities to be recognized at this time.

Deferred Financing Costs

        Deferred financing costs represent commitment fees, legal fees and other third party costs associated with obtaining commitments for financing that result in a closing of such financing. These

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

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

Earnings per Share

        We compute basic and diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share ("SFAS 128"). Basic earnings per share ("EPS") is computed based on net income divided by the weighted average number of shares of common stock and other participating securities outstanding during the period. Diluted EPS is based on net income divided by the weighted average number of shares of common stock plus any additional shares of common stock attributable to stock options, provided that the options have a dilutive effect. At each of December 31, 2008 and December 31, 2007, options to purchase a total of 130,000 shares of common stock have been excluded from the computation of diluted EPS as they were determined to be antidilutive.

Variable Interest Entities

        In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51 ("FIN 46"). FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights and on determining when and which business enterprise should consolidate a variable interest entity ("VIE") when such enterprise would be determined to be the primary beneficiary. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. In December 2003, the FASB issued a revision of FIN 46, Interpretation No. 46R ("FIN 46R"), to clarify the provisions of FIN 46. FIN 46R states that a VIE is subject to consolidation if the investors in the entity being evaluated under FIN 46R either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns. VIEs within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the VIE's expected losses, receives the majority of the VIE's expected returns, or both.

        Our ownership of the subordinated classes of CMBS and RMBS from a single issuer may provide us with the right to control the foreclosure/workout process on the underlying loans, which we refer to as the Controlling Class CMBS and RMBS. There are certain exceptions to the scope of FIN 46R, one of which provides that an investor that holds a variable interest in a qualifying special-purpose entity ("QSPE") is not required to consolidate that entity unless the investor has the unilateral ability to cause the entity to liquidate. SFAS 140 sets forth the requirements for an entity to qualify as a QSPE. To maintain the QSPE exception, the special-purpose entity ("SPE") must initially meet the QSPE criteria and must continue to satisfy such criteria in subsequent periods. An SPE's QSPE status can be impacted in future periods by activities undertaken by its transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent that our CMBS or RMBS investments were issued by an SPE that meets the QSPE requirements, we record those

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

investments at the purchase price paid. To the extent the underlying SPEs do not satisfy the QSPE requirements, we follow the guidance set forth in FIN 46R as the SPEs would be determined to be VIEs.

        We have analyzed the pooling and servicing agreements governing each of our Controlling Class CMBS and RMBS investments for which we own a greater than 50% interest in the subordinated class and we believe that the terms of those agreements are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment for those SPEs due to ongoing review by regulators and accounting standard setters (including the project of the FASB to amend SFAS 140 and the FASB project on servicer discretion in a QSPE), potential actions by various parties involved with the QSPE (discussed in the paragraph above) and varying and evolving interpretations of the QSPE criteria under SFAS 140. We also have evaluated each of our Controlling Class CMBS and RMBS investments as if the SPEs that issued such securities are not QSPEs. Using the fair value approach to calculate expected losses or residual returns, we have concluded that we would not be the primary beneficiary of any of the underlying SPEs. To the extent that there are subsequent changes in the structure of these SPEs (which we believe occur infrequently), we would have to reconsider whether we are the primary beneficiary. If we are deemed to be the primary beneficiary, we would have to consolidate the assets, liabilities and operations of the respective securitization trust. Additionally, the standard setters continue to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of a VIE.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table details the purchase date, face amount of our investment, face amount of the respective issuance and our amortized cost in our CMBS and RMBS investments in which we are not the primary beneficiary and in which we own a greater than 50% interest in the most subordinate class as of December 31:

Security Trust Description	Purchase Date	Original Face Amount Purchased	Total Face Amount of Issuance	2008 Amortized Cost	2007 Amortized Cost
CMBS:
WBCMT 2005-C18	May 2005	$39,196	$1,405,372	$2,380	$17,746
GMACC 2005-C1	June 2005	53,928	1,597,857	2,792	15,741
BSCMS 2005-PWR9	September 2005	83,001	2,152,389	6,743	36,105
CSMC 2006-C1	March 2006	82,833	3,005,432	4,991	40,194

Total CMBS		258,958	8,161,050	16,906	109,786

RMBS:
CWHL 2004-J8	March 2005	611	244,517	53	244
GSR MTG 2005-1F	March 2005	2,767	691,667	83	797
HVMLT 2005-2	March 2005	39,422	1,944,860	189	16,898
JPMMT 2003-A1	March 2005	809	269,635	56	326
WFMBS 2003-17	March 2005	3,002	1,000,331	628	1,154
WFMBS 2004-DD	March 2005	2,101	600,085	—	626
WFMBS 2005-2	March 2005	1,953	950,946	21	740
FHASI 2005-AR2	April 2005	2,254	281,707	53	794
WAMU 2005-AR6	April 2005	27,704	3,167,184	478	10,232
FFML 2005-FF3	May 2005	5,080	770,271	52	2,513
WFMBS 2005-AR5	May 2005	2,754	500,446	94	1,064
FHASI 2005-AR3	June 2005	2,522	315,111	75	1,184
JPMMT 2005-A3	June 2005	8,696	1,895,799	571	6,126
FFNT 2005-FF5	July 2005	2,488	29,763	—	34
WFMBS 2004-Z	July 2005	4,552	1,300,298	252	1,519
BOAMS 2005-H	August 2005	3,888	706,792	67	1,582
FHAMS 2005-AA6	August 2005	6,476	575,025	51	1,856
JPMMT 2005-A5	August 2005	4,726	1,195,013	308	2,280
FHASI 2005-AR4	September 2005	2,129	425,565	26	623
RFMSI 2005-SA4	September 2005	1,681	850,478	18	966
FHASI 2005-AR5	October 2005	1,082	216,253	14	308
FHASI 2006-AR1	March 2006	1,063	212,576	—	298

Total RMBS		127,760	18,144,322	3,089	52,164

Total		$386,718	$26,305,372	$19,995	$161,950

        Our maximum exposure to loss as a result of our investment in these QSPEs totaled $19,995 and $161,950 as of December 31, 2008 and December 31, 2007, respectively.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

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

  Involvement with VIEs relating to CDOs, MBS and TruPS

        In November 2005, we issued collateralized debt obligations through two newly-formed financing subsidiaries, Crystal River CDO 2005-1, Ltd. and Crystal River CDO 2005-1 LLC (collectively referred to as "CDO I"). In January 2007, we issued collateralized debt obligations through two newly-formed financing subsidiaries, Crystal River Capital Resecuritization 2006-1 Ltd. and Crystal River Capital Resecuritization 2006-1 LLC (collectively referred to as "CDO II"). CDO I and CDO II represent VIEs with respect to which we have determined we are the primary beneficiary and accordingly, we have consolidated then in our consolidated financial statements. We determined that we are the primary beneficiary of both CDO I and CDO II as we have the highest level of variability of return due to the credit risk of the underlying assets. For additional information relating to the consolidated assets and liabilities of CDO I and CDO II, see Note 9.

        We invest in CMBS and RMBS that are issued by special purpose securitization entities. Prior to certain amendments to FIN 46, we measured variability by using both interest rate and credit risk to determine whether we are the primary beneficiary of such securitization entities. After the effective date of certain amendments to FIN 46, credit risk now serves as the primary measurement of variability of return.

        In March 2007, we formed Crystal River Preferred Trust I (the "Trust") for the purpose of issuing trust preferred securities ("TruPS"). We do not consolidate the Trust because we have determined that we are not the primary beneficiary as we have no equity at risk.

        From the initial date of our involvement with the VIEs discussed in the preceding three paragraphs, we have had no reconsideration events with respect to our CDOs, CMBS, RMBS and TruPS. We have made no additional contributions to these VIEs since inception/purchase nor have the VIEs' governing instruments or contractual arrangements changed in a manner that changes the characteristics or adequacy of the equity investment that we have at risk in those VIEs. Our CMBS and RMBS assets and CDO and TruPS liabilities were financed at inception through our issuance of debt or equity and we have not incurred any subsequent financing in relation thereto. We have not provided financial or other support to any of these VIE entities during the year ended December 31, 2008.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table summarizes our involvement with these variable interest entities:

					Variable Interest Entities
			For the Year Ended December 31, 2008
	As of December 31, 2008					Current Face Amount of Assets within the VIE	Current Face Amount of Liabilities Issued by the Company	Current Face Amount of Liabilities Issued by the VIE
			Interest Income(1)	Interest Expense(1)	Current Face Amount of Assets held by the Company
	Assets	Liabilities
Consolidated VIEs
CDO I
CMBS	$10,025	$—	$7,777	$—	$133,350	$17,831,116	$—	$17,831,116
Non-Agency RMBS	7,525	—	27,932	—	150,843	13,723,388	—	13,723,388
CDOs	—	16,192	—	6,352	—	142,183	142,183	290,778
CDO II
CMBS	33,482	—	28,457	—	390,464	98,494,620	—	98,494,620
CDOs	—	29,237	—	11,369	—	324,844	324,844	390,226

Total	$51,032	$45,429	$64,166	$17,721	$674,657	$130,516,151	$467,027	$130,730,128

Unconsolidated VIEs
CMBS	$14,586	$—	$14,628	$—	$295,674	$58,654,216	$—	$58,478,848
Non-Agency RMBS	7,298	—	14,439	—	148,947	29,380,626	—	29,380,626
TruPS	—	51,550	—	3,959	1,550	51,550	51,550	51,550

Total	$21,884	$51,550	$29,067	$3,959	$446,171	$88,086,392	$51,550	$87,911,024

(1)
The net cash flow to the Company from these VIEs was $52,852 for the year ended December 31, 2008.

        Our maximum exposure to loss with respect to these VIEs as of December 31, 2008 was $72,916.

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

December 31, 2008

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk and Other Risks and Uncertainties

        A significant portion of our investments are concentrated in MBS that pass through collections of principal and interest from the underlying mortgages and there is a risk that some borrowers on the underlying mortgages will default. Therefore, MBS bear exposure to credit losses. Our maximum exposure to loss due to credit risk if all parties to our AFS investments failed completely to perform according to the terms of the contracts as of December 31, 2008 and December 31, 2007 is $72,916 and $1,815,246, respectively. Our real estate loans and other investments also bear exposure to credit losses. Our maximum exposure to loss due to credit risk if parties to our real estate loans, including real estate loans held for sale, and other investments failed completely to perform according to the terms of the loans and other agreements as of December 31, 2008 and December 31, 2007 is $15,642 and $208,541, respectively.

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

Other Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Our other comprehensive income (loss) is comprised primarily of unrealized gains and losses on available-for-sale securities and net unrealized and deferred gains and losses on certain derivative investments accounted for as cash flow hedges.

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

December 31, 2008

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

December 31, 2008

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

        On January 1, 2008, we elected to apply the FVO under SFAS 159 to the available-for-sale securities and collateralized debt obligation liabilities of our consolidated collateralized debt obligation ("CDO") securitization entities. Prior to the application of SFAS 159, we were required, for financial reporting purposes, to carry at fair value the available-for-sale securities, but not the collateralized debt obligations, of the CDO entities, even though the available-for-sale securities and collateralized debt obligations were paired within the same legal structure and the collateralized debt obligations issued by each CDO entity would be repaid directly and solely from the cash flows generated by the assets of those entities.

        Electing the FVO for the available-for-sale securities and collateralized debt obligations (including derivatives) for our CDO entities enables us to correlate more closely the values of the assets and liabilities that are paired within the same securitization entity and to reduce the complexity of accounting, especially with regards to derivatives under SFAS 133.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        We did not elect the fair value option for any of the assets or liabilities for any other legal entities as these are currently accounted for using similar measurement attributes and, as a result, the assets serving for any related liabilities are recorded in a manner that is similar to the reporting purposes of the secured liabilities. We also did not elect the fair value option for our investments that are funded with equity. There is no paired liability for these assets and our intent upon the acquisition of these assets is to hold them for investment and generate long-term cash flows. Thus, reflecting changes in fair values of these investments from period to period through our consolidated statements of operations, as would be required under the FVO of SFAS 159, would not, in our opinion, be appropriate.

        SFAS 159 allows for a one-time election to record the cumulative unrealized gains and losses on those assets, liabilities and commitments for which the FVO is elected and were existing at the time of initial application of SFAS 159. Adjustments resulting from the one-time election are reflected on our consolidated statement of changes in stockholders' equity and have no impact on our consolidated statements of operations. Subsequent changes in fair value will be recorded in our consolidated statements of operations. On January 1, 2008, as a result of the one-time election, we reclassified all unrealized gains on our available-for-sale securities that served as collateral for our CDOs to accumulated deficit from accumulated other comprehensive loss. On that date, we also recorded to accumulated deficit the difference between the reported carrying value and fair value of our collateralized debt obligations. As a result of the adoption of SFAS 159 and this one-time election, we recorded a cumulative effect adjustment of $181,092 as an increase to stockholders' equity as of January 1, 2008. There was no deferred tax impact of this increase since the net unrealized losses in accumulated other comprehensive income that were reclassified to retained earnings were generated at the REIT, which distributes substantially all of its taxable income each year.

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

        The following is a summary of the one-time cumulative effect adjustment on our consolidated statements of changes in stockholder's equity:

	Historical cost as of December 31, 2007	Fair value at date of adoption	Cumulative effect adjustment
CDOs	$486,608	$299,034	$187,574
Deferred financing costs on CDOs, net of accumulated amortization	8,152	—	(8,152)
Net unrealized holding gains on available-for-sale securities within our CDO entities reclassified to accumulated deficit			1,670

Total cumulative effect adjustment			$181,092

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45, and Clarification of the Effective Date of FASB Statement No. 161 ("FSP FAS 133-1 and FIN 45-4"), which requires additional disclosures for sellers of credit derivative instruments and certain guarantees. FSP FAS 133-1 and FIN 45-4 requires the disclosure of the maximum potential amount of future payments, the related fair value and the current status of the payment/performance risk for certain guarantees and credit derivatives sold. FSP FAS 133-1 and FIN 45-4 is effective for the first reporting period (interim or annual) ending after November 15, 2008.

        In December 2008, the FASB issued FASB Position No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP SFAS 140-4/FIN 46(R)-8"), which amends SFAS 140 to require public entities to provide additional disclosures regarding transfers of financial assets and amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with VIEs. FSP SFAS 140-4/FIN 46(R)-8 is effective for the first reporting period (interim or annual) ending after December 15, 2008.

        In January 2009, the FASB issued FSP EITF 99-20-1. This FSP amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to align it with the impairment guidance within SFAS 115 by removing from EITF 99-20 the requirement to place exclusive reliance on market participants' assumptions about future cash flows when evaluating an asset for other-than-temporary impairment. The standard now requires that assumptions about future cash flows consider reasonable management judgment about the probability that the holder of an asset will be unable to collect all amounts due. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which replaces SFAS No. 141, Business Combinations, and requires a company to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity to be measured

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

at their fair values as of the acquisition date. SFAS 141(R) also requires acquisition costs to be expensed as incurred and does not permit certain restructuring activities previously allowed under EITF Issue No. 95-3 to be recorded as a component of purchase accounting. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141(R) did not have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Accounting for Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"). SFAS 160 clarifies the classification of non-controlling interests in consolidated statements of financial position and the accounting for and reporting of transactions between a company and holders of such non-controlling interests. Under SFAS 160, non-controlling interests are considered equity and should be reported as an element of consolidated equity. The current practice of classifying minority interests within a mezzanine section of the statement of financial position will be eliminated. Under SFAS 160, net income will encompass the total income of all consolidated subsidiaries and will require separate disclosure on the face of the statements of operations of income (loss) attributable to the controlling and non-controlling interests. Increases and decreases in the non-controlling ownership interest amount will be accounted for as equity transactions. When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary, and the gain or loss on the deconsolidation of the subsidiary, must be measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. The adoption of SFAS 160 did not have a material impact on our consolidated financial statements.

        In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. The adoption of FSP 157-2 did not have a material impact on our consolidated financial statements.

        In February 2008, the FASB amended SFAS 140 through its issuance of FASB Staff Position No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions ("FSP 140-3"), relating to repurchase financings for financial assets previously transferred between the same counterparties, that are entered into contemporaneously with, or in contemplation of, the initial transfer. FSP 140-3 establishes criteria to determine the accounting treatment of transactions involving the transfer, and subsequent repurchase financing, of financial assets with the same counterparty. Transactions that do not meet the criteria of FSP 140-3 do not qualify for QSPE accounting treatment under SFAS 140 and will be treated as derivatives requiring further evaluation under SFAS 133. FSP 140-3 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. The adoption of FSP 140-3 did not have a material impact on our consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and the instruments' effects on an entity's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The adoption of SFAS 161 did not have a material impact on our consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principals. We are currently evaluating the impact, if any, that SFAS 162 may have on our consolidated financial positions, results of operations and cash flows.

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

        In September 2008, the FASB issued for comment revisions to SFAS 140 and FIN 46, as revised ("FIN 46R"), Consolidation of Variable Interest Entities. The changes proposed include a removal of the scope exemption from FIN 46R for QSPEs, a revision of the current risks and rewards-based FIN 46R consolidation model to a qualitative model based on control and a requirement that consolidation of VIEs be reevaluated on an ongoing basis. Although the revised standards have not yet been finalized, these changes may have a significant impact on our consolidated financial statements as we may be required to consolidate QSPEs to which we have previously sold assets. In addition, we also may be required to consolidate other VIEs that currently are not consolidated based on an analysis under the current FIN 46R consolidation model. The proposed revisions would be effective for fiscal years that begin after November 15, 2009.

Presentation

        Certain reclassifications have been made in the presentation of the prior periods consolidated financial statements to conform to the 2008 presentation.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

3. FAIR VALUE HIERARCHY

Fair Value on a Recurring Basis

        The following tables set forth by level within the fair value hierarchy our assets and liabilities accounted for at fair value on a recurring basis under SFAS 155 and SFAS 159 as of December 31, 2008 and January 1, 2008. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets accounted for at fair value:
Available-for-sale securities	$—	$—	$72,916	$72,916
Derivative assets	—	—	—	—

Total assets at fair value	$—	$—	$72,916	$72,916

Liabilities accounted for at fair value:
Collateralized debt obligations	$—	$—	$45,429	$45,429
Derivative liabilities	—	—	57,280	57,280

Total liabilities at fair value	$—	$—	$102,709	$102,709

	Fair Value Measurements as of January 1, 2008
	Level 1	Level 2	Level 3	Total
Assets accounted for at fair value:
Available-for-sale securities	$—	$1,246,682	$568,564	$1,815,246
Derivative assets	—	—	386	386

Total assets at fair value	$—	$1,246,682	$568,950	$1,815,632

Liabilities accounted for at fair value:
Collateralized debt obligations	$—	$—	$299,034	$299,034
Derivative liabilities	—	24,736	32,908	57,644

Total liabilities at fair value	$—	$24,736	$331,942	$356,678

        The following is a summary of our available-for-sale securities based on the lowest level input that is significant to each security's fair value measurement in its entirety as of December 31, 2008 and January 1, 2008.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

3. FAIR VALUE HIERARCHY (Continued)

	Available-for-Sale Securities at Fair Value as of December 31, 2008
Security Description	Level 1	Level 2	Level 3	Total
CMBS	$—	$—	$58,093	$58,093
Non-Agency RMBS	—	—	14,823	14,823

Total available-for-sale securities at fair value	$—	$—	$72,916	$72,916

Level 3 assets for which we do not bear direct economic exposure(1)			51,032

Level 3 assets for which we bear direct economic exposure			$21,884

	Available-for-Sale Securities at Fair Value as of January 1, 2008
Security Description	Level 1	Level 2	Level 3	Total
CMBS	$—	$—	$399,410	$399,410
Agency MBS	—	1,246,682	—	1,246,682
Non-Agency RMBS	—	—	168,422	168,422
Preferred stock	—	—	732	732

Total available-for-sale securities at fair value	$—	$1,246,682	$568,564	$1,815,246

Level 3 assets for which we do not bear direct economic exposure(1)			398,681

Level 3 assets for which we bear direct economic exposure			$169,883

(1)
Consists of Level 3 assets that are financed by our collateralized debt obligations. We own an indirect interest in these securities through our investment in the subordinate classes of notes issued by these CDOs.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

3. FAIR VALUE HIERARCHY (Continued)

Level 3 Gains and Losses

        The table below sets forth a summary of changes in the fair value of our assets with significant valuation inputs classified as Level 3 for the year ended December 31, 2008.

	Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Available-for- sale securities	Available-for- sale securities at FVO	Total
Balance, January 1, 2008	$169,883	$398,681	$568,564
Total net gains or losses on assets still held at December 31, 2008:
Included in earnings—interest income	3,738	15,360	19,098
Included in earnings—impairments	(141,110)	—	(141,110)
Included in earnings—mark to market on available-for-sale securities (FVO)	—	(356,713)	(356,713)
Included in earnings—other	(1,150)	(142)	(1,292)
Included in accumulated other comprehensive income (loss)	581	—	581
Total net gains or losses on assets disposed/redeemed during the period:
Included in earnings—interest income	(575)	(4)	(579)
Included in earnings—realized gain (loss) on sale	(1,894)	—	(1,894)
Included in earnings—impairments	(1,806)	—	(1,806)
Included in earnings—mark to market on available-for-sale securities (FVO)	—	(1,019)	(1,019)
Included in earnings—other	(544)	—	(544)
Included in accumulated other comprehensive income (loss)	(13)	—	(13)
Net purchases, dispositions and settlements	(5,495)	(4,862)	(10,357)
Transfers in and/or out of Level 3	—	—	—

Balance, December 31, 2008	$21,615	$51,301	$72,916

        During the year ended December 31, 2008, our assets measured at fair value on a recurring basis reflected as Level 3 decreased, largely as a result of the sale of CMBS totaling $2,245, principal repayments on CMBS and Non-Agency RMBS totaling $8,592 and spread widening on our CMBS and Non-Agency RMBS. A significant amount of our available-for-sale securities are reflected as Level 3 as a result of the reduction of liquidity in the capital markets that has resulted in a decrease in the observability of the significant inputs used in determining fair value.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our liabilities with significant valuation inputs classified as Level 3 for the year ended December 31, 2008.

	Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Derivative Liabilities	Collateralized Debt Obligations	Total
Balance, January 1, 2008	$32,908	$299,034	$331,942
Total net gains or losses (realized/unrealized) still held at December 31, 2008:
Included in earnings—mark to market on collateralized debt obligations	—	(234,024)	(234,024)
Included in earnings—realized and unrealized loss on derivatives	32,985	—	32,985
Net issuances, dispositions and settlements	(19,780)	(19,581)	(39,361)
Transfers in and/or out of Level 3	11,167	—	11,167

Balance, December 31, 2008	$57,280	$45,429	$102,709

        During the year ended December 31, 2008, our liabilities measured at fair value on a recurring basis reflected as Level 3 decreased, largely due to the decrease in valuation of our CDO obligations which are based on non-binding broker quotes. In addition, we reclassified our credit default swaps, which we refer to as CDS, as Level 3 liabilities as a result of the reduction of liquidity in the capital markets that has resulted in a decrease in the observability of the significant inputs used in determining fair value, offset in part by derivative liabilities that we closed out during the year ended December 31, 2008.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our available-for-sale securities with significant valuation inputs classified as Level 3 for the year ended December 31, 2008.

	Available-for-Sale Securities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	CMBS	Non-Agency RMBS	Preferred Stock	Total
Balance, January 1, 2008	$399,410	$168,422	$732	$568,564
Total net gains/losses on securities still held at end of period:
Included in earnings—interest income	8,526	10,572	—	19,098
Included in earnings—impairments	(79,087)	(60,883)	(1,140)	(141,110)
Included in earnings—mark to market on available-for-sale securities (FVO)	(266,783)	(89,930)	—	(356,713)
Included in earnings—other	(514)	(778)	—	(1,292)
Included in accumulated other comprehensive income (loss)	480	(307)	408	581
Total net gains/losses on securities disposed/redeemed during period:
Included in earnings—interest income	16	(595)	—	(579)
Included in earnings—realized gain (loss) on sale	(1,894)	—	—	(1,894)
Included in earnings—impairments	—	(1,806)	—	(1,806)
Included in earnings—mark to market on available-for-sale securities (FVO)	—	(1,019)	—	(1,019)
Included in earnings—other	—	(544)	—	(544)
Included in accumulated other comprehensive income (loss)	1	(14)	—	(13)
Net purchases, dispositions and settlements	(2,062)	(8,295)	—	(10,357)
Transfers in and/or out of Level 3	—	—	—	—

Balance, December 31, 2008	$58,093	$14,823	$—	$72,916

  Fair Value Measurement and Valuation Techniques

        In accordance with SFAS 157, valuation techniques used for assets and liabilities accounted for at fair value are generally categorized into three types:

          Market Approach— Market approach valuation techniques use prices and other relevant information from market transactions involving identical or comparable assets or liabilities. Valuation techniques consistent with the market approach include comparables and matrix pricing. Comparables use market multiples, which might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering both quantitative and qualitative factors specific to the measurement. Matrix

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

3. FAIR VALUE HIERARCHY (Continued)

  pricing is a mathematical technique used principally to value certain securities without relying exclusively on quoted prices for the specific securities but comparing the securities to benchmark or comparable securities. Level 3 includes financial instruments that are marked to model using relevant empirical data to extrapolate an estimated fair value. The models' inputs reflect assumptions that market participants would use in pricing the instrument in a current period transaction and outcomes from the models represent an exit price and expected future cash flows (adjusted for credit risk).

          Income Approach— Income approach valuation techniques convert future amounts, such as cash flows or earnings, to a single present amount, or a discounted amount. These techniques rely on current market expectations of future amounts.

          Cost Approach— Cost approach valuation techniques are based upon the amount that, at present, would be required to replace the service capacity of an asset, or the current replacement cost. That is, from the perspective of a market participant (seller), the price that would be received for the asset is determined based on the cost to a market participant (buyer) to acquire or construct a substitute asset of comparable utility.

        The three approaches described within SFAS 157 are consistent with generally accepted valuation methodologies. While all three approaches are not applicable to all assets or liabilities accounted for at fair value, where appropriate and possible, one or more valuation techniques may be used. The selection of the valuation method(s) to apply considers the definition of an exit price and the nature of the asset or liability being valued and significant expertise and judgment is required. For assets and liabilities accounted for at fair value, excluding real estate held for sale, valuation techniques generally are a combination of the market and income approaches. Real estate held for sale valuation techniques generally combine income and cost approaches. For the year ended December 31, 2008, the application of valuation techniques applied to similar assets and liabilities has been consistent.

Fair Value on a Non-Recurring Basis

        Certain assets are measured at fair value on a non-recurring basis and are not included in the tables above. These assets include real estate loans and real estate loans held for sale that are reported at lower of cost or market and loans held for sale that initially were measured at cost and have been written down to fair value as a result of being designated for sale. The following table shows the hierarchy for those assets measured at fair value on a non-recurring basis as of December 31, 2008.

	Assets Measured at Fair Value on a Non-Recurring Basis Using Significant Unobservable Inputs (Level 3) as of December 31, 2008
Asset Description	Level 1	Level 2	Level 3	Total
Real estate loans	$—	$—	$400	$400
Real estate loans held for sale	—	—	5,058	5,058

Total assets at fair value	$—	$—	$5,458	$5,458

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

3. FAIR VALUE HIERARCHY (Continued)

        Real estate loans—We had one real estate construction loan that is held for investment where an allowance for loan losses has been calculated based upon the fair value of the underlying collateral and by using a fundamental cash flow valuation analysis. The cash flow analysis includes cumulative loss assumptions derived from multiple inputs including current housing prices, expected recoveries from supporting collateral and other market data.

        Real estate loans held for sale—We designated one mezzanine loan as being held for sale as of December 31, 2008 as we have committed to sell it, or we have the intent and ability to sell it in the near future. The fair value of the mezzanine loan held for sale was based on management's discounted cash flow analysis that utilized spreads supplied by dealers.

        The following table shows the hierarchy for those assets measured at fair value on a non-recurring basis as of January 1, 2008.

	Assets Measured at Fair Value on a Non-Recurring Basis Using Significant Unobservable Inputs (Level 3) as of January 1, 2008
Asset Description	Level 1	Level 2	Level 3	Total
Real estate loans	$—	$—	$9,270	$9,270
Real estate loans held for sale	—	—	—	—

Total assets at fair value	$—	$—	$9,270	$9,270

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

        Real estate loans held for sale—We did not have any real estate loans held for sale as of January 1, 2008.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

3. FAIR VALUE HIERARCHY (Continued)

Fair Value Option

        The following reflects the assets and liabilities accounted for under the fair value option and the change in fair value recorded in our consolidated statement of operations:

		Changes in Fair Values for the Year Ended December 31, 2008, For Items Measured at Fair Value Pursuant to the Election of the Fair Value Option
	Fair Value Option December 31, 2008	Interest Income(1)	Net Mark to Market Adjustments on Available-for- Sale Securities	Net Mark to Market Adjustments on Collateralized Debt Obligations
Assets accounted for under the fair value option:
Available-for-sale securities:
CMBS	$43,776	$8,661	$(266,783)	$—
Non-Agency RMBS	7,525	6,699	(90,949)	—

	$51,301	$15,360	$(357,732)	$—

Liabilities accounted for under the fair value option:
Collateralized debt obligations	$45,429	$—	$—	$234,024

(1)
Represents accretion of net discount only.

        Total financial assets at fair value classified within Level 3 were $78,374 and $578,220 as of December 31, 2008 and January 1, 2008, respectively. Such amounts represent 17% and 23% of "Total assets" on the consolidated balance sheet as of December 31, 2008 and January 1, 2008, respectively. Excluding assets for which we do not bear direct economic exposure, Level 3 assets were 5% and 7% of "Total assets" as of December 31, 2008 and January 1, 2008, respectively.

        Total financial liabilities at fair value classified within Level 3 were $102,709 and $331,942 as of December 31, 2008 and January 1, 2008, respectively. Such amounts represent 21% and 14% of "Total liabilities" on the consolidated balance sheets as of December 31, 2008 and January 1, 2008, respectively.

        As of December 31, 2008, our CDO notes had a face value of $467,027 and a fair value of $45,429.

Derivative Financial Instruments

        Currently, we use interest rate swaps to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

3. FAIR VALUE HIERARCHY (Continued)

interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

        To comply with the provisions of SFAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral posting, thresholds, mutual puts and guarantees.

        Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. As of December 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy.

4. AVAILABLE-FOR-SALE SECURITIES

        Our available-for-sale securities are carried at their estimated fair values. The amortized cost and estimated fair values of our available-for-sale securities as of December 31, 2008 and December 31, 2007 are summarized as follows:

December 31, 2008
Security Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
CMBS	$57,309	$784	$—	$58,093
Non-Agency RMBS	14,709	114	—	14,823

Total	$72,018	$898	$—	$72,916

December 31, 2007
Security Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
CMBS	$398,797	$613	$—	$399,410
Agency MBS	1,238,769	7,975	(62)	1,246,682
Non-Agency RMBS	166,801	1,621	—	168,422
Preferred stock	1,140	—	(408)	732

Total	$1,805,507	$10,209	$(470)	$1,815,246

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

4. AVAILABLE-FOR-SALE SECURITIES (Continued)

        We pledge our available-for-sale securities to secure our collateralized debt obligations, borrowings under our secured revolving credit facility and repurchase agreements. The fair value of the available-for-sale securities that we pledged as collateral as of December 31, 2008 and December 31, 2007 is summarized as follows:

	December 31,
Pledged as Collateral:	2008	2007
For borrowings under collateralized debt obligations	$51,032	$398,681
For borrowings under secured revolving credit facility, related party	4,234	—
For borrowings under repurchase agreements	—	1,393,195

Total	$55,266	$1,791,876

        The aggregate estimated fair values by underlying credit rating of our available-for-sale securities as of December 31, 2008 and December 31, 2007 were as follows:

	December 31, 2008		December 31, 2007
Security Rating	Estimated Fair Value	Percentage	Estimated Fair Value	Percentage
AAA	$—	—%	$1,246,682	68.68%
AA	—	—	—	—
A	—	—	—	—
BBB	20,501	28.12	214,867	11.84
BB	18,516	25.39	154,835	8.53
B	13,211	18.12	127,263	7.01
CCC	5,476	7.51	5,930	0.33
CC	—	—	—	—
C	4,431	6.08	1,519	0.08
Not rated	10,781	14.78	64,150	3.53

Total	$72,916	100.00%	$1,815,246	100.00%

        The face amount and net unearned discount on our investments as of December 31, 2008 and December 31, 2007 were as follows:

	December 31,
Description:	2008	2007
Face amount	$1,150,667	$2,431,744
Net unearned discount	(1,078,649)	(626,237)

Amortized cost	$72,018	$1,805,507

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

4. AVAILABLE-FOR-SALE SECURITIES (Continued)

        For the years ended December 31, 2008, 2007 and 2006, net discount on available-for-sale securities accreted into interest income totaled $18,323, $20,129 and $9,782, respectively.

        Commercial Mortgage Backed Securities ("CMBS")—Our investments include CMBS, which are mortgage backed securities that are secured by, or evidence ownership interests in, a single commercial mortgage loan, or a partial or entire pool of mortgage loans secured by commercial properties. The securities may be senior, subordinated, investment grade or non-investment grade.

        The following is a summary of our CMBS investments as of December 31, 2008 and December 31, 2007:

December 31, 2008
	Gross Unrealized				Weighted Average
Security Rating	Amortized Cost	Gains	Losses	Estimated Fair Value	Coupon	Book Yield(1)	Market Yield(2)	Term (yrs)
AAA	$—	$—	$—	$—	—%	—%	—%	—
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	17,892	—	—	17,892	5.50	60.77	61.60	7.86
BB	16,204	—	—	16,204	5.44	79.33	81.51	8.01
B	10,409	—	—	10,409	4.84	84.67	92.16	7.99
CCC	3,548	33	—	3,581	5.07	122.87	141.49	8.99
CC	—	—	—	—	—	—	—	—
C	—	—	—	—	—	—	—	—
Not rated	9,256	751	—	10,007	5.05	128.22	147.77	9.53

Total CMBS	$57,309	$784	$—	$58,093	5.19	85.10	92.40	8.28

December 31, 2007
	Gross Unrealized				Weighted Average
Security Rating	Amortized Cost	Gains	Losses	Estimated Fair Value	Coupon	Book Yield(1)	Market Yield(2)	Term (yrs)
AAA	$—	$—	$—	$—	—%	—%	—%	—
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	182,227	—	—	182,227	5.84	11.61	11.57	8.78
BB	99,817	—	—	99,817	5.06	13.99	14.00	8.94
B	61,614	498	—	62,112	5.00	17.14	17.22	9.79
CCC	5,017	113	—	5,130	4.69	18.15	27.19	7.98
CC	—	—	—	—	—	—	—	—
C	—	—	—	—	—	—	—	—
Not rated	50,122	2	—	50,124	5.07	23.17	30.10	10.54

Total CMBS	$398,797	$613	$—	$399,410	5.29	14.60	15.58	9.19

(1)
Book yield as reflected above is the implied loss-adjusted yield based on our expectation of future cash flows (i.e., taking into account assumed defaults) and the amortized cost of the security.

(2)
Market yield as reflected above is the implied yield based on a zero-loss scenario (i.e., not taking into account any assumed defaults) and the fair value of the security.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

4. AVAILABLE-FOR-SALE SECURITIES (Continued)

        Residential Mortgage Backed Securities ("RMBS")—Our investments include RMBS, which are securities that represent participations in, and are secured by or payable from, mortgage loans secured by residential properties. Our RMBS investments include Non-Agency pass-through certificates which are rated classes in senior/ subordinated structures ("Non-Agency RMBS").

        The following is a summary of our Non-Agency RMBS investments as of December 31, 2008 and December 31, 2007:

December 31, 2008
	Gross Unrealized				Weighted Average
Security Rating	Amortized Cost	Gains	Losses	Estimated Fair Value	Coupon	Book Yield(1)	Market Yield(2)	Term (yrs)
AAA	$—	$—	$—	$—	—%	—%	—%	—
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	2,609	—	—	2,609	2.80	284.86	1,139.67	4.45
BB	2,281	31	—	2,312	4.41	115.66	1,227.68	7.86
B	2,802	—	—	2,802	3.90	414.66	447.50	6.33
CCC	1,895	—	—	1,895	4.28	209.01	10,604.96	5.63
CC	—	—	—	—	—	—	—	—
C	4,430	1	—	4,431	3.46	748.21	27,958.06	4.62
Not rated	692	82	—	774	3.61	9,013.01	9,236.65	6.82

Total Non-Agency RMBS	$14,709	$114	$—	$14,823	3.70	824.21	10,671.87	5.66

December 31, 2007
	Gross Unrealized				Weighted Average
Security Rating	Amortized Cost	Gains	Losses	Estimated Fair Value	Coupon	Book Yield(1)	Market Yield(2)	Term (yrs)
AAA	$—	$—	$—	$—	—%	—%	—%	—
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	32,296	344	—	32,640	6.08	24.32	37.20	3.20
BB	54,468	118	—	54,586	6.74	36.15	91.92	3.65
B	64,049	1,102	—	65,151	7.48	24.42	61.05	4.32
CCC	800	—	—	800	7.37	78.60	133.95	3.87
CC	—	—	—	—	—	—	—	—
C	1,474	45	—	1,519	8.08	27.28	86.56	1.72
Not rated	13,714	12	—	13,726	6.56	78.30	148.77	3.85

Total Non-Agency RMBS	$166,801	$1,621	$—	$168,422	6.92	32.94	74.16	3.82

(1)
Book yield as reflected above is the implied loss-adjusted yield based on our expectation of future cash flows (i.e., taking into account assumed defaults) and the amortized cost of the security.

(2)
Market yield as reflected above is the implied yield based on a zero-loss scenario (i.e., not taking into account any assumed defaults) and the fair value of the security.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

4. AVAILABLE-FOR-SALE SECURITIES (Continued)

        Agency Mortgage Backed Securities ("Agency MBS")—Our investments include (i) Agency mortgage pass-through certificates, which are securities issued or guaranteed by the Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") or Government National Mortgage Association ("Ginnie Mae") and (ii) Agency Collateralized Mortgage Obligations issued by Fannie Mae or Freddie Mac backed by mortgage pass-through securities and evidenced by a series of bonds or certificates issued in multiple classes (collectively, "Agency MBS"). During the year ended December 31, 2008, we sold all of our Agency MBS for proceeds of $1,176,112 and realized a loss of $1,921. As of December 31, 2008, we had no investments in Agency MBS.

        The following is a summary of our Agency MBS investments as of December 31, 2007:

December 31, 2007
	Gross Unrealized				Weighted Average
Security Rating	Amortized Cost	Gains	Losses	Estimated Fair Value	Coupon	Book Yield(1)	Market Yield(2)	Term (yrs)
AAA	$1,238,769	$7,975	$(62)	$1,246,682	5.62%	5.35	4.98	2.19
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	—	—	—	—	—	—	—	—
BB	—	—	—	—	—	—	—	—
B	—	—	—	—	—	—	—	—
CCC	—	—	—	—	—	—	—	—
CC	—	—	—	—	—	—	—	—
C	—	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—	—

Total Agency MBS	$1,238,769	$7,975	$(62)	$1,246,682	5.62	5.35	4.98	2.19

(1)
Book yield as reflected above is the implied loss-adjusted yield based on our expectation of future cash flows (i.e., taking into account assumed defaults) and the amortized cost of the security.

(2)
Market yield as reflected above is the implied yield based on a zero-loss scenario (i.e., not taking into account any assumed defaults) and the fair value of the security.

        Other Securities—We invested in the preferred stock of Millerton I CDO with an estimated fair value of $0 and $432 as of December 31, 2008 and December 31, 2007, respectively, and the preferred stock of Millerton II CDO with an estimated fair value of $0 and $300 as of December 31, 2008 and December 31, 2007, respectively.

        Unrealized Losses—We did not own any available-for-sale securities with unrealized losses as of December 31, 2008.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

4. AVAILABLE-FOR-SALE SECURITIES (Continued)

        For available-for-sale securities with unrealized losses, the following table sets forth the amortized cost, fair value and unrealized loss for such securities that we owned as of December 31, 2007:

Security Rating	Number of Securities	Amortized Cost	Fair Value	Unrealized Loss
AAA	3	$20,917	$20,855	$62
AA	—	—	—	—
A	—	—	—	—
BBB	—	—	—	—
BB	1	840	432	408
B	—	—	—	—
CCC	—	—	—	—
CC	—	—	—	—
C	—	—	—	—
Not rated	—	—	—	—

Total	4	$21,757	$21,287	$470

        Other Than Temporary Impairments—For the year ended December 31, 2008, we recorded an impairment charge totaling $142,916 on 143 RMBS, 89 CMBS and two preferred stock investments, which impairment charge was reclassified out of other comprehensive income. The impairment of 81 of the 143 RMBS and 45 of the 89 CMBS, totaling $42,475 and $38,656, respectively, is attributed to the decline in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets. The impairment of the remaining 62 of the 143 RMBS, 44 of the 89 CMBS and both of the preferred stock investments, totaling $20,214, $40,431 and $1,140, respectively, is attributed to other than temporary declines in market values and is primarily a consequence of wider spreads affecting market values of the securities. As of December 31, 2008, we still owned 121 of the investments that we impaired during 2008.

        For the year ended December 31, 2007, we recorded an impairment charge totaling $317,931 on 130 RMBS, 59 Agency MBS, 131 CMBS and two preferred stock investments, which was reclassified out of other comprehensive income. The impairment of 22 of the 130 RMBS and seven of the 131 CMBS, totaling $59,454 and $11,162, respectively, is attributed to the decline in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets. The impairment of the remaining 108 of the 130 RMBS, of 115 of the 131 CMBS and both of the preferred stock investments, totaling $69,291, $154,630 and $3,712, respectively, is attributed to other than temporary declines in market values and is primarily a consequence of wider spreads affecting market values of the securities. The impairment of the remaining nine of 131 CMBS and 59 Agency MBS, totaling $9,126 and $10,556, respectively, is the result of our intent not to hold these securities to recovery where cost exceeds market value. As of December 31, 2007, of the investments that we impaired during 2007, we still owned 130 RMBS, 17 Agency MBS, 130 CMBS and two preferred stock investments.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

4. AVAILABLE-FOR-SALE SECURITIES (Continued)

        For the year ended December 31, 2006, we recorded an impairment charge totaling $10,389 on 17 RMBS, nine Agency MBS and four CMBS, which was reclassified out of other comprehensive income. The impairment of all of the 17 RMBS and one of the four CMBS, totaling $3,182 and $282, respectively, is attributed to the decline in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets. The impairment of the remaining three of four CMBS and nine Agency MBS, totaling $3,915 and $3,010, respectively, is the result of our intent not to hold these securities to recovery where cost exceeds market value. As of December 31, 2006, of the investments that we impaired during 2006, we still owned 17 RMBS and two CMBS, and we did not sell any of these 19 securities during 2007.

        Sale of Available-for-Sale Securities—During the year ended December 31, 2008, we sold 40 securities for proceeds of $475,888 and realized a gain of $2,477 and we sold 33 securities for proceeds of $702,469 and realized a loss of $6,291. During the year ended December 31, 2007, we sold 36 securities for proceeds of $828,670 and realized a gain of $2,881 and we sold 40 securities for proceeds of $814,460 and realized a loss of $4,426. During the year ended December 31, 2006, we sold 22 securities for proceeds of $182,744 and realized a gain of $1,571, we sold three securities at their carrying value for proceeds of $7,991 and we sold 16 securities for proceeds of $469,675 and realized a loss of $3,699.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

5. REAL ESTATE LOANS AND REAL ESTATE LOANS HELD FOR SALE (Continued)

maturities that range from three to 10 years for commercial properties and up to 30 years for residential properties.

        The following is a summary of our real estate loans as of December 31, 2008 and December 31, 2007:

Loan Type	Number of Loans	Face Value	Carrying Value	Weighted Average Interest Rate	Maturity Date Range	Weighted Average Years to Maturity
December 31, 2008
Whole loans	1	$2,522	$2,511	3.73%	11/2009	0.9
Construction loans	1	14,602	400	—(1)	11/2008(2)	—
Mezzanine loans	1	6,123	6,123	15.00 (3)	5/2009	0.4

	3	$23,247	$9,034	11.71 (1)	5/2009–11/2009	0.5

December 31, 2007
Whole loans	14	$116,559	$118,015	5.73%	11/2009–8/2016	7.4
Construction loans	2	25,370	20,872	12.49	5/2008–7/2008	0.4
Mezzanine loans	3	31,923	31,893	9.78	10/2008–8/2016	7.1

	19	$173,852	$170,780	7.46	5/2008–8/2016	6.3

(1)
This construction loan bears interest at 16.00%, but we have placed it on non-accrual status and accordingly, do not include it in the calculation of the weighted average interest rate.

(2)
This construction loan was due on November 1, 2008 and currently is in default.

(3)
Interest is capitalized and paid upon maturity.

        The carrying values of our real estate loans as of December 31, 2008 and December 31, 2007 include unamortized underwriting fees of $0 and $192, respectively.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

5. REAL ESTATE LOANS AND REAL ESTATE LOANS HELD FOR SALE (Continued)

        In 2005, we originated a $9,450 mezzanine construction loan to develop luxury residential condominiums in Portland, Oregon. In September 2007, we entered into an agreement with the borrower and the senior lender to increase both the mezzanine construction loan and the senior loan that required additional capital contributions from the project equity holder to cover the remaining costs to complete the project. The mezzanine construction loan bears interest at an annual rate of 16% and had an original maturity date of November 2007, which was subsequently extended until May 2008. Under the amended agreement governing the terms of the loan, interest on the loan was paid in cash through March 2006, was capitalized through September 2007 and was contracted to be paid in cash through May 2008 under the terms of the amendment. The loan was in technical default as of January 1, 2008 and was placed on non-accrual status at such date, and we have received no principal or interest payments during the year ended December 31, 2008 on the loan. We made additional advances during the year ended December 31, 2008 totaling $865.

        In May 2008, the senior and mezzanine construction loans were further amended to further extend the maturity date to November 1, 2008 and to limit the borrower's exposure under a personal guaranty established in connection with the original loan agreements if the borrower made additional equity contributions totaling $1,500 and finished construction of the remaining townhome units, which it did not do. In addition, the borrower surrendered all decision-making authority (including the authority to establish the prices at which the remaining units are marketed and sold) to the senior and mezzanine lenders. On November 1, 2008, the senior and mezzanine construction loans were not repaid at maturity. In January 2009, the senior lender notified the borrower that the senior construction loan was in default, triggering a blockage period of 120 days with respect to our mezzanine construction loan during which period we are precluded from exercising our rights under the mezzanine construction loan. As we already have written down the value of this loan to $400 as of December 31, 2008, our remaining exposure to loss under this agreement as of December 31, 2008 is $400.

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

        We have evaluated the financial merits of the project by reviewing the projected unit sales and estimated construction costs and evaluating other collateral available to us (and the expected cost of realizing any recovery on that collateral) under the terms of the loan. We believe that it is probable that we will not recover the entire loan balance, including the capitalized interest, through the satisfaction of future cash flows from sales and other available collateral. Accordingly, based on our analysis, we recorded a provision for loan loss of $4,500 related to this loan during the year ended December 31, 2007 and additional provisions for loan loss of $9,735 related to this loan during the year ended December 31, 2008 due to the default at maturity of the borrower under the senior loan and our loan, the failure of the closure of pending condominium sales, combined with currently declining condominium sale prices in the Portland, Oregon area. We will continue to monitor the status of this

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

5. REAL ESTATE LOANS AND REAL ESTATE LOANS HELD FOR SALE (Continued)

loan. However, housing prices, in particular condominium prices, may continue to fall, unit sales may continue to lag projections and construction costs may continue to increase, all of which may increase the risk that we will realize additional losses on this loan. No assurance can be given that we will not be required to record additional loan loss reserves with respect to this loan in the future depending on the borrower's ability to complete the project without additional cost overruns. In addition, no assurance can be given that the borrower will be able to repay or refinance the senior loan upon its maturity, in which case, the senior lender may pursue any of its available remedies, including foreclosure, which could cause us to incur additional losses on our loan. In the event that we determine that it is probable that we will not be able to recover the current carrying value of this loan, additional loan loss reserves will be recorded. As of December 31, 2008, of the 70 units initially available, 41 units have been sold.

        The components of our impaired mezzanine construction loan as of December 31, 2008 and December 31, 2007 are as follows:

	December 31,
	2008	2007
Carrying value—beginning of period (1)	$9,270	$8,058
Funding of mezzanine construction loan	865	4,607
Capitalized interest(2)	—	1,105
Provision for loan loss	(9,735)	(4,500)

Carrying value—end of period	$400	$9,270

(1)
Carried at amortized cost as of January 1, 2007 and subsequently carried at market.

(2)
The loan was placed on non-accrual status as of January 1, 2008 and no interest income was recorded for 2008.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

5. REAL ESTATE LOANS AND REAL ESTATE LOANS HELD FOR SALE (Continued)

        The components of our total provision for loan losses on our impaired mezzanine construction loan for the years ended December 31, 2006, 2007 and 2008 are as follows:

Reconciliation of Provision for Loan Losses
Balance, December 31, 2006	$—
Additions (subtractions) during period:
Provision for loan losses	4,500
Direct charge offs against the allowance	—
Recoveries of previous charge offs	—

Balance, December 31, 2007	4,500
Additions (subtractions) during period:
Provision for loan losses	9,735
Direct charge offs against the allowance	—
Recoveries of previous charge offs	—

Balance, December 31, 2008	$14,235

Real Estate Loans Held for Sale

        As of December 31, 2008, we have the intent and ability to sell in the near future one of our real estate loans and therefore, we have classified it as held for sale. The following is a summary of our real estate loan held for sale as of December 31, 2008:

December 31, 2008						Weighted Average Years to Maturity
Loan Type	Number of Loans	Face Value	Carrying Value	Weighted Average Interest Rate	Maturity Date
Mezzanine loans	1	$11,063	$5,058	7.32%	2/2016	7.2

        For the year ended December 31, 2008, we recorded a valuation allowance of $6,067 on our consolidated statement of operations relating to real estate loans that are held for sale as of December 31, 2008.

        During the year ended December 31, 2008, we sold 13 whole loans that previously had been designated for sale for proceeds of $105,362 and realized a loss of $1,087 and we sold one mezzanine loan that previously had been designated for sale for proceeds of $11,385 and realized a loss of $265. We recorded a valuation allowance of $11,271 in connection with these loans which were sold in 2008.

        The maturities of our real estate loans, including those held for sale, as of December 31, 2008 are as follows: $9,045 in 2009, $0 in 2010, $84 in 2011, $98 in 2012 and $10,881 thereafter.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

5. REAL ESTATE LOANS AND REAL ESTATE LOANS HELD FOR SALE (Continued)

        We pledge our real estate loans and real estate loans held for sale to secure our senior mortgage backed notes and secured revolving credit facility. The fair value of the real estate loans that we pledged as collateral as of December 31, 2008 and December 31, 2007 is summarized as follows:

	December 31,
Pledged as Collateral:	2008	2007
For borrowings under senior mortgage-backed notes, related party	$—	$112,874
For borrowings under secured revolving credit facility, related party	13,178	34,587

Total	$13,178	$147,461

        As of December 31, 2008 and December 31, 2007, our real estate loans did not include any non-U.S. dollar denominated assets.

6. COMMERCIAL REAL ESTATE

        The components of commercial real estate as of December 31, 2008 and December 31, 2007 are as follows:

	December 31,
	2008	2007
Land	$17,428	$17,428
Buildings and improvements	222,045	222,045

Commercial properties	239,473	239,473
Less: Accumulated depreciation	(11,214)	(4,710)

Total	$228,259	$234,763

        The depreciation expense related to commercial real estate included in the operating results for the year ended December 31, 2008 and December 31, 2007 was $6,504 and $4,710, respectively.

        The following is a schedule of future minimum rent payments to be received under the leases at the three properties owned:

Rent Payments
2009	$11,373
2010	11,600
2011	11,832
2012	12,068
2013	12,309
Thereafter	114,152

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

7. OTHER INVESTMENTS

        The components of other investments as of December 31, 2008 and December 31, 2007 are as follows:

	December 31,
	2008	2007
Investment in trust preferred securities	$1,550	$1,550
Interest in equity investment	—	36,211

Total other investments	$1,550	$37,761

        The interest in equity investment represented an investment in a private equity fund that invests in real estate investments. The fund is managed by an affiliate of our Manager and the investment was approved by the independent members of our board of directors. In March 2008, we sold our interest in the fund to an affiliate of our Manager and incurred no gain or loss. The sale was approved by the independent members of our board of directors. As of December 31, 2008, we had no further capital commitment to the private equity fund. Distributions from the fund totaled $426 and $8,494 for the years ended December 31, 2008 and 2007, respectively. Income (loss) from the interest in equity investment for the years ended December 31, 2008 and 2007 can be broken down in the following components:

	Year Ended December 31,
	2008	2007
Income from equity investment before management and promote fees	$123	$3,416
Management fee	(30)	(225)
Promote fee	(133)	(581)

Income (loss) from equity investment	$(40)	$2,610

8. INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES

        The intangible assets and liabilities arose on the acquisition of the commercial real estate properties in March 2007 and September 2007. As of December 31, 2008 and December 31, 2007, the components of intangible assets are as follows:

	December 31, 2008	Weighted Average Life (Years)	December 31, 2007	Weighted Average Life (Years)
Lease origination costs	$82,228	13.1	$82,228	14.4
Below-market ground lease	2,919	57.3	2,919	58.3
Mineral rights	303		303

Total	85,450		85,450
Less: Accumulated amortization	(9,909)		(4,276)

Intangible assets	$75,541		$81,174

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

8. INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES (Continued)

        The amortization of lease origination costs for the years ended December 31, 2008 and 2007 was $5,584 and $4,237, respectively, and is included in depreciation and amortization expense. The amortization of a below-market ground lease, which is included in commercial real estate expenses, for the years ended December 31, 2008 and 2007 was $49 and $39, respectively. The estimated amortization of these intangible assets is $5,633 per year for each of the next five years.

        Below market leases, net of amortization, which are classified as intangible liabilities, are $72,265 as of December 31, 2008 and $77,745 as of December 31, 2007. The amortization of intangible liabilities included in rental income for the years ended December 31, 2008 and 2007 was $5,480 and $4,057, respectively. The estimated amortization is $5,480 per year for each of the next five years.

9. DEBT AND OTHER FINANCING ARRANGEMENTS

        The following is a summary of our debt as of December 31, 2008 and December 31, 2007:

Type of Debt:	2008	2007
Repurchase agreements	$—	$1,276,121
Collateralized debt obligations (fair value at December 31, 2008; cost at December 31, 2007)	45,429	486,608
Senior mortgage-backed notes, related party	—	99,815
Junior subordinated notes held by trust that issued trust preferred securities	51,550	51,550
Mortgages payable	219,380	219,380
Secured revolving credit facility, related party	32,920	67,319

Total Debt	$349,279	$2,200,793

        Repurchase Agreements—As of December 31, 2008, we had no outstanding balances with our master repurchase agreements. As of December 31, 2007, we had entered into master repurchase agreements with various counterparties to finance certain MBS assets on a short term basis. Under these agreements, we sell our assets to the counterparties and agree to repurchase those assets on a certain date at a repurchase price generally equal to the original sales price plus accrued interest. The counterparties will purchase each asset financed under the facility at a percentage of the asset's value on the date of origination, which is the purchase rate, and we will pay interest to the counterparty at short term interest rates (usually based on one-month LIBOR) plus a pricing spread. We have agreed to a schedule of purchase rates and pricing spreads with these counterparties that generally are based upon the class and credit rating of the asset being financed. The facilities are recourse to us. For financial reporting purposes, we characterize all of the borrowings under these facilities as balance sheet financing transactions.

        Under the repurchase agreements, we are required to maintain adequate collateral with these counterparties. If the market value of the collateral we have pledged declines, then the counterparty may require us to provide additional collateral to secure our obligations under the repurchase agreement. As of December 31, 2008 and 2007, we were required to provide additional collateral in the amount of $0 and $15,661, respectively, which is included in restricted cash on the balance sheet.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

        As of December 31, 2008, we had no repurchase agreements outstanding. As of December 31, 2007, we had repurchase agreements outstanding in the amount of $1,276,121 with a weighted-average borrowing rate of 5.03%. As of December 31, 2007, the repurchase agreements had remaining weighted-average maturities of 24 days and are summarized below:

Repurchase Counterparty	Outstanding Balance	Fair Value of Collateral	Weighted-Average Borrowing Rate	Maturity Range (days)
Bear, Stearns & Co. Inc.	$172,975	$226,038	5.21%	11 – 17
Citigroup Global Markets Inc.	170,135	178,010	5.04	11
Credit Suisse First Boston LLC/Credit Suisse (Europe) Limited	374,122	392,711	4.85	15 – 39
Deutsche Bank Securities Inc.	123,645	131,928	5.20	22 – 43
Goldman, Sachs & Co.	1,663	2,384	7.59	7
Greenwich Capital Markets, Inc.	138,718	143,891	4.97	16
Lehman Brothers Inc.	75,369	84,893	5.31	10
Merrill Lynch, Pierce, Fenner & Smith Incorporated	180,120	187,262	4.89	17
Morgan Stanley & Co., Incorporated	25,895	37,844	5.08	11 – 24
Wachovia Bank, National Association.	13,479	26,115	6.12	29

Total	$1,276,121	$1,411,076	5.03%	7 – 43

        As of December 31, 2007, the maturity ranges of our outstanding repurchase agreements segregated by our available-for-sale securities are as follows:

	Up to 30 days	31 to 90 days	Over 90 days	Total
Agency MBS	$723,791	$491,947	$—	$1,215,738
CMBS	39,794	—	—	39,794
Non-agency RMBS	19,235	—	—	19,235
CDO Notes(1)	1,354	—	—	1,354

Total	$784,174	$491,947	$—	$1,276,121

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

December 31, 2008

(dollars in thousands, except per share data)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

Investment grade notes in the aggregate principal amount of $217,500 were issued with floating coupons with a combined weighted average interest rate of three-month LIBOR plus 0.58% and these notes were hedged at an annual rate of 5.068% to protect CDO I from increases in short-term interest rates. In addition, $10,000 of investment grade notes were issued with a fixed coupon rate of 6.02%. CDO I may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of CDO I. Thereafter, CDO I's securities will be retired in sequential order from the senior-most to junior-most as loans are repaid. We incurred approximately $5,906 of issuance costs, which is amortized over the average life of CDO I. The 2005 Issuer and 2005 Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. As of December 31, 2008 and December 31, 2007, CDO I was collateralized by available-for-sale securities with fair values of $17,550 and $164,855, respectively. As of January 1, 2008, we elected the fair value option under SFAS 159 for our collateralized debt obligations, and the fair value of the investment grade notes that CDO I issued that are held by third parties as of December 31, 2008 and January 1, 2008 was $16,192 and $79,801, respectively ($142,183 and $161,652 par amount, respectively). Beginning in June 2008, CDO I began to fail certain over-collateralization triggers. During this period of failure, all affected notes do not receive their quarterly interest payments. The money that otherwise would be paid to the classes subordinate to the affected classes is used instead to pay down the principal balance of the senior-most outstanding notes. During the year ended December 31, 2008, $3,185 was diverted from the affected classes to amortize senior notes issued by CDO I and $16,283 of senior notes was otherwise repaid as provided in the indenture governing the CDO I notes.

        In January 2007, we issued approximately $390,338 of CDOs ("CDO II") through two newly-formed subsidiaries, Crystal River Capital Resecuritization 2006-1 Ltd. (the "2006 Issuer") and Crystal River Capital Resecuritization 2006-1 LLC (the "2006 Co-Issuer"). CDO II consists of $324,956 of investment grade notes and $14,638 of non-investment grade notes, each with a final maturity date of September 2047, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $19,517 of non-investment grade notes and $31,227 of preference shares, which were issued by the 2006 Issuer. The 2006 Issuer initially held cash totaling $58,600 that was designated for the future funding of additional investments, all of which was invested during 2007. We retained all of the non-investment grade securities, the preference shares and the common shares in the 2006 Issuer. The 2006 Issuer holds assets, consisting of CMBS, which serve as collateral for CDO II. Investment grade notes in the aggregate principal amount of $324,956 were issued with floating coupons with a combined weighted average interest rate of one-month LIBOR plus 0.57% and these notes were hedged at an annual rate of 4.955% to protect CDO II from increase in short-term interest rates. We incurred approximately $6,006 of issuance costs, which is being amortized over the average life of CDO II. The 2006 Issuer and the 2006 Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. As of December 31, 2008 and December 31, 2007, CDO II was collateralized by available-for-sale securities with a fair value of $33,482 and $233,826, respectively. As of January 1, 2008, we elected the fair value

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

option under SFAS 159 for our collateralized debt obligations, and the fair value of the investment grade notes that CDO II issued that are held by third parties as of December 31, 2008 and January 1, 2008 was $29,237 and $219,233, respectively ($324,844 and $324,956 par amount, respectively). During the year ended December 31, 2008, $112 of cash flows from "distressed securities" owned by CDO II was diverted from the equity class to amortize senior notes issued by CDO II.

        Senior Mortgage-Backed Notes, Related Party—In April 2007, we issued $115,000 of senior mortgage-backed notes through a newly-formed subsidiary, CRZ ABCP Financing LLC. We retained $9,250 of senior subordinated mortgage-backed notes and $4,250 of subordinated mortgage-backed notes. CRZ ABCP Financing LLC holds assets, consisting of commercial whole mortgage loans, which serve as collateral for the mortgage-backed notes. Senior mortgage-backed notes in the aggregate principal amount of $101,500 were issued to an affiliate of our Manager with floating coupons with an interest rate of three-month LIBOR plus 0.35%. The holder of the senior mortgage-backed notes has the ability to charge us to the extent that its cost of funding exceeds the interest rate paid on the senior mortgage-backed notes. Interest on the senior mortgage-backed notes is payable monthly. The senior mortgage-backed notes mature in April 2017 and the outstanding principal is due at maturity. Early repayments or sales of the underlying mortgage loans require repayment of a portion of the senior mortgage-backed notes. The senior mortgage-backed notes are treated as a secured financing, and are non recourse to us. We incurred financing costs of $611, which were deferred and were being amortized over the term of the senior mortgage-backed notes. During the year ended December 31, 2008, we expensed $543 of deferred financing costs in connection with our redemption of the senior mortgage-backed notes (see below), which is recorded in other expenses on our statements of operations.

        During the year ended December 31, 2008, CRZ ABCP Financing LLC sold the 13 commercial whole mortgage loans that previously had been designated for sale, for proceeds totaling $105,362 (see Note 5). In connection with the sale of 11 of the 13 loans, we entered into a yield maintenance agreement that required that $4,096 of sale proceeds serve as collateral to protect the buyer against potential prepayments of those 11 real estate loans. The agreement provides that a proportionate share of the collateral will be released quarterly to either the buyer or us contingent on whether any prepayments are made by the respective borrowers of those 11 real estate loans. Proceeds totaling $105,568 (including accrued interest of $206) from the sale of the 13 real estate loans were used to redeem $95,397 of outstanding principal of Class A senior mortgage-backed notes held by an affiliate of our Manager, establish a yield maintenance account in the amount of $4,096 (see Note 10), terminate $107,920 notional amount of interest rate swaps within CRZ ABCP Financing LLC at a cost of $4,126 and pay closing costs of $169. In addition, during June 2008, we made an additional capital contribution of $3,000 to CRZ ABCP Financing LLC, which was used to further reduce the balance of the Class A senior mortgage-backed notes.

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

December 31, 2008

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

        Revolving Credit Facility—In August 2007, we entered into a $100,000 unsecured 364-day credit facility with Brookfield US Corporation (f/k/a Brascan (U.S.) Corp.), an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100,000 in the aggregate and to reduce the interest rate to LIBOR + 2.50%. In March 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth (as defined in the facility) and to eliminate the financial covenants relating to minimum net income (as defined in the facility), a maximum leverage ratio and interest rate sensitivity. In August 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of June 30, 2008, to revise the financial covenant relating to minimum net worth. In February 2009, we and Brookfield US Corporation amended the terms of the facility to extend the term of the facility from May 2009 to May 2010, to lower the borrowing capacity under the facility from $100,000 to $50,000 and, effective as of December 31, 2008, to delete the financial covenant relating to minimum net worth. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendments were approved by the independent members of our board of directors. The credit agreement contains customary representations, warranties and covenants, including covenants limiting dividends, liens, mergers, asset sales and other fundamental changes. We incurred financing costs of $8, which have been deferred and are being amortized over the term of the secured revolving credit facility.

        Restrictive Covenants and Maturities—Certain of our repurchase agreements and our revolving credit facility contain financial covenants, including maintaining our REIT status and maintaining a specific net asset value or worth. We were in compliance with all of such financial covenants as of December 31, 2007. In February 2009, we and the lender under our secured revolving credit facility

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

amended the agreement governing that facility, effective as of December 31, 2008, to eliminate the net worth covenant that we otherwise would have failed to meet as of December 31, 2008. After giving effect to that amendment, as of December 31, 2008, we were in compliance with or have obtained the necessary waivers with respect to all our financial covenants under agreements for which we had outstanding borrowings as of December 31, 2008.

        Scheduled Debt Maturities—Scheduled maturities of our debt as of December 31, 2008 are as follows:

	CDO(1)	Junior Subordinated Notes	Mortgages Payable	Secured Revolving Credit Facility, Related Party(2)	Totals
2009	$—	$—	$—	$32,920	$32,920
2010	—	—	40	—	40
2011	—	—	245	—	245
2012	—	—	261	—	261
2013	—	—	278	—	278
Thereafter	467,027	51,550	218,556	—	737,133

	$467,027	$51,550	$219,380	$32,920	$770,877

(1)
Amount is based on unpaid principal balance. As of December 31, 2008, the difference between fair value and unpaid principal balance is $421,598.

(2)
In February 2009, the maturity date of this secured revolving credit facility with a related party was extended from May 2009 to May 2010.

        Interest Expense—Interest expense is comprised of the following:

	Year Ended December 31,
	2008	2007	2006
Interest on repurchase agreements	$12,661	$115,422	$135,721
Interest expense (income) on interest rate swap agreements	2,049	(9,106)	(11,884)
Interest on CDO notes	17,721	29,670	12,148
Interest on senior mortgage-backed notes, related party	1,687	4,030	—
Interest on mortgages payable	12,453	9,075	—
Interest on junior subordinated notes	3,959	3,079	—
Interest on short-term debt	—	617	617
Interest on secured revolving credit facility, related party	2,738	342	—
Interest on margin borrowing	—	90	480
Interest on notes payable, related party	—	—	239
Amortization of deferred financing costs	275	3,411	2,015
Other	—	167	265

Total interest expense	$53,543	$156,797	$139,601

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

        Interest payable is comprised of the following:

	December 31,
	2008	2007
Interest on repurchase agreements	$—	$6,662
Interest on CDO notes	516	1,216
Interest on senior mortgage-backed notes, related party	—	224
Interest on mortgages payable	113	223
Interest on junior subordinated notes	671	671
Interest on secured revolving credit facility, related party	57	260

Total interest payable	$1,357	$9,256

10. COMMITMENTS AND CONTINGENCIES

        We invest in real estate construction loans. During the years ended December 31, 2008 and 2007, we made advances of $929 and $6,318, respectively, including capitalized interest of $0 and $1,105, respectively, under these commitments. As of December 31, 2008, we had no unfunded commitments to fund any real estate loans.

        In January 2007, we made a $28,462 investment in a private equity fund that invests in real estate investments. The fund is managed by an affiliate of our Manager and the investment was approved by the independent members of our board of directors. In connection with that investment, we agreed to a future capital commitment of $10,392. Certain distributions from the private equity fund may be recalled by the fund's manager for reinvestment purposes. During March 2008, we sold our investment in the private equity fund to an affiliate of our Manager and the purchaser of our investment assumed our unfunded capital commitment. Accordingly, as of December 31, 2008, we had no further commitment with respect to this investment.

        In June 2008, we sold 11 whole loans to a third party (See Note 5). In connection with the sale, we entered into a yield maintenance agreement which serves to protect the buyer against potential prepayments of those 11 whole loans. In accordance with the agreement, we deposited $4,096 into a restricted trust account to serve as collateral for the potential loss contingency. The agreement provides for the quarterly release to either the buyer or us of a proportionate share of the collateral contingent on any prepayments of the 11 whole loans. During the year ended December 31, 2008, $153 was released to us from the restricted trust account. As of December 31, 2008, our maximum loss contingency under this agreement totaled $3,943. As of December 31, 2008, we had an accrued loss contingency totaling $900 based on assumptions developed by management relating to the timing and value of expected prepayments on the 11 loans. The loss contingency is recorded as additional realized loss on the sale of real estate loans in our statement of operations.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

11. RISK MANAGEMENT TRANSACTIONS

        Our objectives in using derivatives include reducing our exposure to interest expense movements through our use of interest rate swaps, reducing our exposure to foreign currency movements through our use of foreign currency swaps, and generating additional yield for investing through our use of credit default swaps.

        The fair value of our derivatives as of December 31, 2008 and December 31, 2007 consisted of the following:

	December 31,
	2008	2007
Derivative Assets:
Interest rate swaps	$—	$370
Interest rate caps	—	16
Interest receivable—swaps	—	174

Total derivative assets	$—	$560

Derivative Liabilities:
Interest rate swaps	$37,659	$24,736
Credit default swaps	19,140	32,908
Interest payable—swap	366	4,085
Other	481	—

Total derivative liabilities	$57,646	$61,729

        The notional amount of our open interest rate swap and interest rate cap positions as of December 31, 2008 and December 31, 2007 were as follows:

	December 31,
	2008	2007
Interest rate swaps on reverse repurchase agreements	$—	$479,388
Interest rate caps on reverse repurchase agreements	—	200,000
Interest rate swaps on mortgage-backed notes	—	109,045
Interest rate swaps on CDO I notes	44,549	50,413
Interest rate swaps on CDO II notes	240,467	240,467

	$285,016	$1,079,313

        As of December 31, 2008 and December 31, 2007, we had unhedged repurchase agreements totaling $0 and $596,733, respectively. In addition, we had unhedged liabilities under our secured revolving credit facility totaling $32,920 and $0 as of December 31, 2008 and December 31, 2007, respectively.

        The change in unrealized gains (loss) on interest rate swaps and caps designated as cash flow hedges is separately disclosed in the statement of changes in stockholders' equity. As of December 31,

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

11. RISK MANAGEMENT TRANSACTIONS (Continued)

2008 and December 31, 2007, unrealized losses aggregating $10,539 and $23,100, respectively, on active cash flow hedges were recorded in accumulated other comprehensive income (loss). The net unamortized deferred gains (losses) on settled and unsettled swaps as of December 31, 2008 and December 31, 2007 was $10,539 and $(3,143), respectively, and is being amortized into earnings through interest expense.

        As a result of the sale of our Agency MBS portfolio and related repayment of our repurchase agreements in 2008, we determined that it was no longer probable that the future repurchase agreements that certain of our interest rate swaps were hedging would occur. As a result, we reclassified $9,666 of realized and unrealized loss out of accumulated other comprehensive income (loss) into realized and unrealized gain (loss) on derivatives in the consolidated statement of operations.

        The components of our accumulated derivative gain (loss) included in other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2008	2007	2006
Net unrealized accumulated derivative gain (loss) on active and settled interest rate swaps and caps—beginning of year	$(25,219)	$9,651	$11,705
Net change in active and settled swaps	4,199	(32,643)	(1,744)
Net realized losses on settled swaps reclassified into earnings	8,982	—	—
Net realized gains (losses) on settled and active swaps amortized into earnings	1,499	(2,227)	(310)

Net unrealized accumulated derivative gain (loss) on active and settled interest rate swaps and caps—end of year	$(10,539)	$(25,219)	$9,651

        In August 2007, we sold a commercial real estate loan that was denominated in Canadian dollars and in September 2007, we sold an investment that was denominated in British pounds. In connection with these sales, we terminated two corresponding foreign currency swaps and recorded a total realized and unrealized loss of $5,149 on the termination of the swaps. As of December 31, 2008, we did not have any foreign currency swaps in place.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

11. RISK MANAGEMENT TRANSACTIONS (Continued)

        The components of net realized and unrealized loss on derivatives are as follows:

	Year Ended December 31,
	2008	2007	2006
Realized/unrealized gains (losses) on credit default swaps ("CDS")	$(16,481)	$(76,141)	$6,933
Realized/unrealized gains (losses) on foreign currency swaps ("FCS")	—	(5,149)	1,439
Unrealized gains (losses) on hedge ineffectiveness	(10,789)	(1,227)	386
Unrealized gains (losses) on economic hedges not designated for hedge accounting	(22,703)	(3,105)	450
Net realized losses on settlement of interest rate swaps	(20,994)	(1,089)	(698)
Premium earned on CDS	450	2,212	1,499
Periodic payments received on FCS	—	—	338
Swap transaction expense	(162)	(452)	(17)

Net realized and unrealized gains (losses) on derivatives	$(70,679)	$(84,951)	$10,330

        As of December 31, 2008 and December 31, 2007, we were required to provide collateral in respect of our interest rate swaps in the amount of $0 and $18,276, respectively, which is included in restricted cash on the balance sheet.

        The maturities of the notional amounts of our interest rate swaps outstanding as of December 31, 2008 are as follows: $44,549 in 2013 and $240,467 in 2018.

        As of December 31, 2008 and December 31, 2007, we held various credit default swaps, as the protection seller, with notional amounts (maximum exposure to loss) of $20,000 and $75,000, respectively. A credit default swap is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard CDS contract, one party, referred to as the protection buyer, purchases credit default protection from another party, referred to as the protection seller, for a specific notional amount of obligations of a reference entity. In these transactions, the protection buyer pays a premium to the protection seller. The premium generally is paid monthly in arrears, but may be paid in full up front in the case of a CDS with a short maturity. Generally, if a credit event occurs during the term of the CDS, the protection seller pays the protection buyer the notional amount and takes delivery of the reference entity's obligation. CDS are generally unconditional, irrevocable and non-cancelable. During the year ended December 31, 2008, we closed out six CDS on single names in an aggregate notional amount of $55,000, with a realized loss of approximately $30,249, of which $19,780 was accrued in 2007 as an unrealized loss. During the year ended December 31, 2007, we closed out four CDS on single names in an aggregate notional amount of $35,000, with a realized loss of approximately $7,358, and nine CDS on the CMBX in an aggregate notional amount of $135,000, with a realized loss of approximately $32,614. As of December 31, 2008, we had posted cash of $20,697 as collateral in connection with our single name CDS, which is included in restricted cash on the balance sheet.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

11. RISK MANAGEMENT TRANSACTIONS (Continued)

        The components of our outstanding credit default swaps as of December 31, 2008 are as follows:

	FHLT 2005-1 M8	OOMLT 2005-3 M9	Total
Notional amount	$10,000	$10,000	$20,000
Expiration date	6/25/2035	8/25/2035
Fair value	$(9,240)	$(9,900)	$(19,140)
Exposure to loss	$760	$100	$860

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

        In March 2005, we adopted a Long-Term Incentive Plan (the "Plan") which provides for awards under the Plan in the form of stock options, stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, deferred stock units and other performance awards. Our Manager and our officers, employees, directors, advisors and consultants who provide services to us are eligible to receive awards under the Plan. The Plan has a term of 10 years and, based on awards since adoption, limits awards through December 31, 2009 to a maximum of 2,502,180 shares of common stock. For subsequent periods, the maximum number of shares of common stock that may be subject to awards granted under the Plan can increase by 10% of the difference between the number of shares of common stock outstanding at the end of the current calendar year and the prior calendar year. In no event will the total number of shares that can be issued under the Plan exceed 10,000,000.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

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

        During the year ended December 31, 2008, we issued 2,000 shares of restricted common stock to an independent member of our board of directors. In addition, during the year ended December 31, 2008, we also issued 158,168 deferred stock units and restricted stock units to certain independent members of our board of directors. Of these amounts, 128,330 deferred stock units and restricted stock units and 2,000 shares of restricted common stock were issued in lieu of cash remunerations. These independent members of our board of directors fully vested in the deferred stock units at the date of grant.

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

        During the year ended December 31, 2006, we issued a total of 38,000 shares of restricted common stock. Of this amount, 30,000 shares were issued to one of our senior executives. The restrictions on the restricted common stock lapse and full rights of ownership vest for one-third of the restricted shares on each of the first three anniversary dates of issuance. The remaining 8,000 shares of restricted common stock were granted to an independent member of our board of directors and one of our Manager's employees. The director received two separate 2,000 share grants and with respect to one such grant, vested one-third immediately and will vest in the remaining shares ratably on the second and third anniversary dates of issuance, and with respect to the other grant, will vest all such shares on the first anniversary of issuance. In addition, for the year ended December 31, 2006, we issued 14,000 deferred stock units to certain other independent members of our board of directors. Of this amount, 8,000 deferred stock units were issued in lieu of cash remunerations. These independent members of our board of directors fully vested in these units at the date of grant. The remaining 6,000 deferred stock units became one-third vested to the members of our board of directors immediately and will vest in the remaining units ratably on the second and third anniversary dates of issuance. In August 2006, one of our Manager's employees who owned 4,000 shares of restricted common stock

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

12. STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE PLAN (Continued)

resigned prior to the vesting of any of such shares. In accordance with the agreement pursuant to which those shares were issued, upon his resignation, those shares of restricted common stock were forfeited back to us. In March 2006, we granted 4,000 stock options (exercise price of $25 per share) to one of our directors.

        The fair value of unvested shares of the restricted stock issued to our Manager, directors and employees of our Manager's affiliates as of December 31, 2008 and 2007 was $1 and $443, respectively, and the fair value of unvested stock options granted as of December 31, 2008 and 2007 was $0 ($0 per share) and $9 ($0.21 per share), respectively. For the years ended December 31, 2008, 2007 and 2006, $8, $643 and $1,066, respectively, was expensed relating to the amortization of the restricted stock and the stock options. For the years ended December 31, 2008, 2007 and 2006, $319, $497 and $282, respectively, was expensed relating to the amortization of deferred stock units.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

12. STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE PLAN (Continued)

        Restricted stock activity from inception is as follows:

	Number of Shares of Restricted Stock	Weighted Average Fair Value
Non-vested stock awards, March 15, 2005	—	—
Granted	84,000	$25.00
Vested	—	—
Forfeited	—	—

Non-vested stock awards, December 31, 2005	84,000	25.00
Granted	38,000	24.86
Vested	(28,662)	25.00
Forfeited	(4,000)	25.00

Non-vested stock awards, December 31, 2006	89,338	24.94
Granted	2,000	26.85
Vested	(40,667)	24.87
Forfeited	(20,000)	25.00

Non-vested stock awards, December 31, 2007	30,671	25.12
Granted	2,000	5.52
Vested	(30,671)	25.12
Forfeited	—	—

Non-vested stock awards, December 31, 2008	2,000	5.52

Price range of stock awards outstanding	$5.52 - 26.85

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

12. STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE PLAN (Continued)

        Information regarding the granted and outstanding options to purchase our common stock since inception is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding at March 15, 2005	—	—	—
Granted	126,000	$25.00	$2.19
Exercised	—	—	—
Forfeited	—	—	—

Options outstanding at December 31, 2005	126,000	$25.00	$2.19
Granted	4,000	$25.00	$2.49
Exercised	—	—	—
Forfeited	—	—	—

Options, outstanding at December 31, 2006	130,000	$25.00	$2.63
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Options, outstanding at December 31, 2007	130,000	$25.00	$0.21
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Options, outstanding at December 31, 2008	130,000	$25.00	$0.00

	December 31,
	2008	2007	2006
Options exercisable at end of period	130,000	86,660	43,328
Exercise price of options outstanding	$25.00	$25.00	$25.00
Weighted-average remaining contractual life	6.21 years	7.21 years	8.21 years

        The intrinsic value of our exercisable and outstanding stock options as of December 31, 2008 was $0.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

12. STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE PLAN (Continued)

        Information regarding outstanding deferred stock units since inception is as follows:

	Number of Deferred Stock Units	Weighted Average Fair Value
Deferred Stock Units outstanding at March 15, 2005	—	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Deferred Stock Units outstanding at December 31, 2005	—	—

Granted	21,690	$23.73
Exercised	—	—
Forfeited	—	—

Deferred Stock Units outstanding at December 31, 2006	21,690	$23.73
Granted	20,729	$22.74
Exercised	—	—
Forfeited	—	—

Deferred Stock Units outstanding at December 31, 2007	42,419	$23.25
Granted	158,168	$2.15
Exercised	—	—
Forfeited	—	—

Deferred Stock Units outstanding at December 31, 2008	200,587	$6.61

        The following table shows our stock repurchase activity during 2007; there was no stock repurchase activity during 2008.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
August 21 – 31, 2007	55,400	$14.48	55,400	1,944,600
September 1 – 30, 2007	119,600	15.28	175,000	1,825,000
October 1 – 31, 2007	59,700	17.24	234,700	1,765,300
November 1 – 30, 2007	64,600	13.39	299,300	1,700,700
December 1 – 31, 2007	—	—	299,300	1,700,700

(1)
On August 7, 2007, our board of directors authorized and announced the repurchase of 2,000,000 shares of our common stock in open-market or in privately negotiated transactions. The amount and timing of purchases will depend upon a number of factors, including the price and availability of our shares and general market conditions. This program has no expiration date but may be terminated by our board of directors at any time. We purchased an aggregate of 299,300 shares during the periods indicated above under this program. There are 1,700,700 shares remaining for repurchase under this program as of December 31, 2008.

(2)
Includes brokerage commissions.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

12. STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE PLAN (Continued)

        Accumulated other comprehensive income (loss) for the years ended December 31, 2008, 2007 and 2006 was comprised of the following:

	Year Ended December 31,
	2008	2007	2006
Net unrealized gains on available-for-sale securities	$724	$9,737	$3,561
Net realized and unrealized gains (losses) on interest rate swap and cap agreements accounted for as cash flow hedges	(10,539)	(25,218)	9,651

Total accumulated other comprehensive income (loss)	$(9,815)	$(15,481)	$13,212

        Total comprehensive income (loss) totaled $(299,756), $(374,571) and $71,871 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

        Market risk reflects changes in the value of the securities and real estate loans due to changes in interest rates or other market factors, including the rate of prepayments of principal and the value of the collateral underlying our available-for-sale securities and real estate loans.

        As of December 31, 2008 and December 31, 2007, the mortgage loans in the underlying collateral pools for all securities we owned were secured by properties predominantly in Arizona (10% in 2008, 8% in 2007), California (14% in 2008, 22% in 2007), Florida (5% in 2008, 10% in 2007), New York (13% in 2008, 7% in 2007) and Texas (12% in 2008, 7% in 2007). All other states or countries comprise individually less than 5% as of December 31, 2008 and December 31, 2007.

        As of December 31, 2008 and December 31, 2007, we had a concentration of tenant risk relating to our commercial real estate properties. Our commercial real estate properties are leased on a triple net basis to JPMorgan Chase under leases that expire in 2021 for our Houston, Texas and Phoenix, Arizona properties and in 2027 for our Arlington, Texas property. In addition, rental income from our commercial real estate segment represented 15.9% and 6.9% of our total revenue for the years ending December 31, 2008 and December 31, 2007, respectively.

14. RELATED PARTY TRANSACTIONS

        We have entered into a management agreement, as amended (the "Agreement"), with our Manager. The initial term of the Agreement expired in December 2008. After the initial term, the Agreement will be automatically renewed for a one-year term each anniversary date thereafter unless we or our Manager terminate the Agreement. We and our Manager have agreed to renew the Agreement for the 2009 year. The Agreement provides that our Manager will provide us with investment management services and certain administrative services and will perform our day-to-day operations. The monthly base management fee for such services is equal to 1.5% of one-twelfth of our

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

14. RELATED PARTY TRANSACTIONS (Continued)

equity, as defined in the Agreement, payable in arrears. In future period, to the extent that our equity is negative, we expect that our base management fee would be zero.

        In addition, under the Agreement, our Manager earns a quarterly incentive fee equal to 25% of the amount by which the quarterly net income per share, as defined in the Agreement (which principally excludes the effect of stock compensation and the unrealized change in derivatives), exceeds an amount equal to the product of the weighted average of the price per share of the common stock we issued in the Private Offering and in the Public Offering and the price per share of common stock in any subsequent offerings by us, multiplied by the higher of (i) 2.4375% or (ii) 25% of the then applicable 10 year Treasury note rate plus 0.50%, multiplied by the then weighted average number of outstanding shares for the quarter. The incentive fee is paid quarterly. The Agreement provides that 10% of the incentive management fee is to be paid in shares of our common stock (providing that such payment does not result in our Manager owning directly or indirectly more than 9.8% of our issued and outstanding common stock) and the balance is to be paid in cash. Our Manager may, at its sole discretion, elect to receive a greater percentage of its incentive management fee in shares of our common stock. The incentive management fees included in our consolidated statements of operations that were incurred during the years ended December 31, 2008, 2007 and 2006 were $0, $124 and $68, respectively. In accordance with the Agreement, we issued to our Manager shares of our common stock in respect of 10% of such incentive management fees, which totaled 445 shares and 300 shares for the years ended December 31, 2007 and 2006, respectively.

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

        We issued to our Manager 84,000 shares of our restricted common stock and granted options to purchase 126,000 shares of our common stock for a 10 year period at a price of $25 per share in March 2005. We issued to one of our executive officers 30,000 shares of restricted common stock in March 2006. 10,000 of such shares vested on March 15, 2007 and the remaining 20,000 shares were forfeited in April 2007 when the executive officer to whom such shares were issued resigned from his position with us. We issued to one of our directors 2,000 shares of restricted stock in November 2006 and 2,000 shares of restricted stock in May 2007, both of which vested on the first anniversary of their date of issuance, and we issued to one of our directors 2,000 shares of restricted stock in June 2008, which will vest on the first anniversary of their date of issuance. For the years ended December 31, 2008, 2007 and 2006, the base management expense was $1,253, $5,823 and $6,830, respectively. Included in the management fee expense for the years ended December 31, 2008, 2007 and 2006 is $(27), $555 and $1,024, respectively, of amortization of stock-based compensation related to restricted stock and options

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

14. RELATED PARTY TRANSACTIONS (Continued)

granted. For management fees earned during the year ended December 31, 2008, we issued to our Manager 68,338 shares of common stock on May 2, 2008; 99,998 shares of common stock on August 6, 2008; 29,969 shares of common stock on October 31, 2008.

        The Agreement provides that we are required to reimburse our Manager for certain expenses incurred by our Manager on our behalf provided that such costs and reimbursements are no greater than that which would be paid to outside professionals or consultants on an arm's length basis. For the years ended December 31, 2008, 2007 and 2006, we were not charged any reimbursable costs by our Manager.

        In January 2007, we purchased a $28,462 investment in BREF One, LLC (the "Fund"), a real estate finance fund sponsored by Brookfield Asset Management, and incurred a $10,392 unfunded capital commitment to the Fund. The acquisition was made from two subsidiaries of Brookfield Asset Management. During the year ended December 31, 2008, we sold our interest in the Fund to an affiliate of our Manager and the purchaser assumed our unfunded capital commitment. In addition, income (loss) from the equity investment in the Fund for the years ended December 31, 2008 and 2007 was $(40) and $2,610.

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

        In April 2007, we issued $115,000 of senior mortgage-backed notes through a newly-formed subsidiary, CRZ ABCP Financing LLC. We retained $9,250 of senior subordinated mortgage-backed notes and $4,250 of subordinated mortgage-backed notes. CRZ ABCP Financing LLC held assets, consisting of 13 commercial whole mortgage loans, which served as collateral for the mortgage-backed notes. Senior mortgage-backed notes in the aggregate principal amount of $101,500 were issued to an affiliate of our Manager with floating coupons with an interest rate of three-month LIBOR plus 0.35%. Interest on the senior mortgage-backed notes is payable monthly. The senior mortgage-backed notes had a maturity of April 2017 and the outstanding principal was due at maturity. Early repayments of the underlying mortgage loans required repayment of a portion of the senior mortgage-backed notes. The senior mortgage-backed notes were treated as a secured financing, and were non recourse to us. Proceeds from the sale of the senior mortgage-backed notes issued were used to repay outstanding debt under our repurchase agreements. During the year ended December 31, 2008, CRZ ABCP Financing LLC sold 13 commercial whole mortgage loans that previously had been designated for sale for proceeds of $105,362. The net proceeds of $101,334 were used to repay the senior mortgage-backed notes that were held by an affiliate of our Manager. In addition, during June 2008, we made an additional capital contribution of $3,000 to CRZ ABCP Financing LLC, which was used to further reduce the balance of the Class A senior mortgage-backed notes. As of December 31, 2008, we did not have any senior mortgage-backed notes outstanding.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

14. RELATED PARTY TRANSACTIONS (Continued)

        In August 2007, we entered into a $100,000 unsecured 364-day credit facility with Brookfield US Corporation (f/k/a Brascan (U.S.) Corp.), an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100,000 in the aggregate and to reduce the interest rate to LIBOR+ 2.50%. In March 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth (as defined in the facility) and to eliminate the financial covenants relating to minimum net income (as defined in the facility), a maximum leverage ratio and interest rate sensitivity. In August 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of June 30, 2008, to revise the financial covenant relating to minimum net worth. In February 2009, we and Brookfield US Corporation amended the terms of the facility to extend the term of the facility from May 2009 to May 2010, to lower the borrowing capacity under the facility from $100,000 to $50,000 and, effective as of December 31, 2008, to delete the financial covenant relating to minimum net worth. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendments were approved by the independent members of our board of directors. The credit agreement contains customary representations, warranties and covenants, including covenants limiting dividends, liens, mergers, asset sales and other fundamental changes. We incurred financing costs of $8, which have been deferred and are being amortized over the term of the secured revolving credit facility.

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

        The following amounts from related party transactions are included in our consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Interest income from real estate loans to related parties	$—	$1,517	$2,395
Interest expense on indebtedness to related parties	(4,425)	(8,891)	(3,115)
Interest income from rent enhancement receivables from related parties	882	606	—
Income (loss) from equity investment in private investment fund managed by related party	(40)	2,610	—

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

14. RELATED PARTY TRANSACTIONS (Continued)

        The following amounts from related party transactions are included in our consolidated balance sheets as of December 31, 2008 and December 31, 2007:

	December 31,
	2008	2007
Interest payable on indebtedness to related parties	$57	$484
Rent enhancement receivable from related parties	13,828	16,311
Investment in private investment fund managed by related party	—	36,211
Senior mortgage-backed notes, related party	—	99,815
Secured revolving credit facility, related party	32,920	67,319

        We and our Manager have entered into sub-advisory agreements with other affiliated entities and the fees payable under such agreements will be paid from any management fees earned by our Manager. In addition, certain of these affiliated sub-advisory entities introduced investments to us for purchase that we acquired for a total of $0, $289,009 and $21,986 during the years ended December 31, 2008, 2007 and 2006, respectively. The purchase price of three commercial real estate properties that we purchased during the year ended December 31, 2007 from an affiliate of our Manager, at a total cost of $260,543, were determined as part of a competitive bid process, and the purchase price of our investment in a private equity fund managed by an affiliate of our Manager, at a total initial cost of $28,462, was acquired at its book value assuming hypothetical liquidation. All such acquisitions were approved in advance by the independent members of our board of directors.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

15. EARNINGS PER SHARE

        The following table sets forth the calculation of Basic and Diluted EPS for the years ended December 31, 2008, 2007 and 2006 (in thousands, except share and per share amounts):

	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
	Net Loss	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Loss	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic EPS:
Net earnings (loss) per share of common stock	$(307,092)	24,866,206	$(12.35)	$(345,878)	24,962,708	$(13.86)	$46,917	20,646,637	$2.27
Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	—		—	—		—	—

Diluted EPS:
Net earnings (loss) per share of common stock and assumed conversions	$(307,092)	24,866,206	$(12.35)	$(345,878)	24,962,708	$(13.86)	$46,917	20,646,637	$2.27

        As of December 31, 2008, 2007 and 2006, options to purchase a total of 130,000 shares of common stock, 130,000 shares of common stock and 126,000 shares of common stock, respectively, have been excluded from the computation of diluted EPS as they were determined to be antidilutive.

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

December 31, 2008

(dollars in thousands, except per share data)

17. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In that regard, the derived fair value estimates may not be substantiated by comparison to independent markets, and in many cases, may not be realized in immediate settlement of the instrument. The fair values indicated below are indicative of the interest rate, prepayment and loss assumptions as of December 31, 2008 and 2007, and may not take into consideration the effects of subsequent interest rate, prepayment or loss assumption fluctuations, or changes in the values of underlying collateral. The fair value of cash and cash equivalents, restricted cash, receivables, prepaid expenses and other assets, accounts payable, accrued expenses and cash collateral payable, due to Manager, dividends payable and interest payable approximate their carrying values due to the short maturities of these items.

        The carrying amounts and estimated fair values of our other financial instruments as of December 31, 2008 and 2007 were as follows:

	December 31, 2008		December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Available-for-sale securities	$72,916	$72,916	$1,815,246	$1,815,246
Real estate loans	9,034	8,520	170,780	170,402
Real estate loans held for sale	5,058	5,058
Other investments	1,550	297	37,761	37,175
Derivative assets	—	—	560	560
Liabilities:
Repurchase agreements	—	—	1,276,121	1,276,121
Collateralized debt obligations(1)	45,429	45,429	486,608	299,034
Junior subordinated notes	51,550	9,865	51,550	32,068
Mortgages payable	219,380	128,235	219,380	217,660
Senior mortgage-backed notes, related party	—	—	99,815	92,271
Secured revolving credit facility, related party	32,920	32,112	67,319	67,319
Derivative liabilities	57,280	57,280	61,729	61,729

(1)
Carrying value at December 31, 2008 is fair value and carrying value at December 31, 2007 is cost. Cost as of December 31, 2008 is $467,027.

        The methodologies used and key assumptions made to estimate fair values are as follows:

        Available-for-sale securities—The fair value of available-for-sale securities is estimated by obtaining broker quotations, where available, based upon reasonable market order indications or a good faith estimate thereof. For securities where market quotes are not readily obtainable, management may also estimate values, and considers factors including the credit characteristics and term of the underlying security, market yields on securities with similar credit ratings, and sales of similar securities, where available.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

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

        Derivative assets and liabilities—The fair value of our derivative assets and liabilities is estimated using current market quotes and third-party quotations, where available, and taking into consideration credit risk.

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

        Secured revolving credit facility, related party—Management believes that the stated interest rates approximate market rates (when compared to similar credit facilities with similar credit risk). Accordingly, the fair value of the secured revolving credit facility, related party, is estimated to be equal to the outstanding principal amount.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

18. SEGMENT REPORTING (Continued)

        Our Securities, Loans and Other segment includes all of our investment activities related to securities, real estate loans and equity investments. Our Commercial Real Estate segment includes all of our activities related to the ownership and leasing of the three commercial real properties.

        In 2006, we had only one operating segment. The following table summarizes our segment reporting for the years ended December 31, 2008 and 2007 and our total assets as of December 31, 2008 and December 31, 2007:

	Securities, Loans and Other	Commercial Real Estate	Total
Year ended December 31, 2008
Total revenues	$117,216	$22,225	$139,441
Interest expense	41,060	12,483	53,543
Depreciation and amortization expense	—	12,088	12,088
Provision for loss on real estate loans	27,073	—	27,073
Total expenses	76,006	26,212	102,218
Income (loss) before other revenues (expenses)	41,210	(3,987)	37,223
Realized and unrealized loss on derivatives	(70,679)	—	(70,679)
Impairment of available-for-sale securities	(142,916)	—	(142,916)
Net change in assets and liabilities valued under fair value option	(123,708)	—	(123,708)
Total other expenses	(344,315)	—	(344,315)
Net loss	(303,105)	(3,987)	(307,092)
Year ended December 31, 2007
Total revenues	$219,919	$16,210	$236,129
Interest expense	147,722	9,075	156,797
Depreciation and amortization expense	—	8,948	8,948
Provision for loss on real estate loans	4,500	—	4,500
Total expenses	165,381	19,134	184,515
Income (loss) before other revenues (expenses)	54,538	(2,924)	51,614
Realized and unrealized loss on derivatives	(84,951)	—	(84,951)
Impairment of available-for-sale securities	(317,931)	—	(317,931)
Total other expenses	(397,492)	—	(397,492)
Net income (loss)	(342,954)	(2,924)	(345,878)
December 31, 2008
Total assets	$126,647	$321,654	$448,301
December 31, 2007
Total assets	$2,143,727	$335,711	$2,479,438

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

19. SELECTED QUARTERLY RESULTS OF OPERATIONS (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2008 and 2007 (in thousands except per share data):

	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Operating results:
Total interest and dividend income	$25,028	$22,190	$26,780	$43,218
Rental income, net	5,614	5,399	5,550	5,662
Total revenues	30,642	27,589	32,330	48,880
Interest expense	9,241	9,302	10,732	24,268
Income before other revenues (expenses)	10,221	8,885	8,312	9,805
Net loss	(37,123)	(56,748)	(75,535)	(137,686)
Per share data:
Net loss—basic	$(1.45)	$(2.28)	$(3.04)	$(5.56)
Net loss—diluted	$(1.45)	$(2.28)	$(3.04)	$(5.56)
Regular dividends declared	$0.10	$0.10	$0.30	$0.68

	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Operating results:
Total interest and dividend income	$45,510	$59,677	$57,503	$57,229
Rental income, net	5,554	4,998	5,110	548
Total revenues	51,064	64,675	62,613	57,777
Interest expense(1)	31,579	41,920	43,171	40,127
Income before other revenues (expenses)	9,002	17,223	12,060	13,328
Net income (loss)	(250,414)	(93,934)	(9,074)	7,544
Per share data:
Net income (loss)—basic	$(10.10)	$(3.76)	$(0.36)	$0.30
Net income (loss)—diluted	$(10.10)	$(3.76)	$(0.36)	$0.30
Regular dividends declared	$0.68	$0.68	$0.68	$0.68

(1)
In our Form 10-Q filings for the quarters ended September 30, 2007, June 30, 2007 and March 31, 2007, we included certain realized and unrealized gains (losses) on interest rate derivative instruments as an element of interest income (expense). In this Form 10-K, those amounts, totaling $80 for the quarter ended September 30, 2007, $1,186 for the quarter ended June 30, 2007 and $(16) for the quarter ended March 31, 2007, respectively, have been reclassified from interest income (expense) to realized and unrealized gain (loss) on derivatives.

        Basic and diluted earnings per share are computed independently for each of the periods. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

20. SUBSEQUENT EVENTS

        In November 2008, we declared a quarterly dividend of $0.10 per share, which was paid on January 30, 2009 to our stockholders of record as of December 31, 2008. In February 2009, we declared a quarterly dividend of $0.10 per share, which will be paid on April 30, 2009 to our stockholders of record as of March 31, 2009.

        In February 2009, we and Brookfield US Corporation amended the terms of our secured revolving credit facility to extend the term of the facility from May 2009 to May 2010, to lower the borrowing capacity under the facility from $100,000 to $50,000 and, effective as of December 31, 2008, to delete the financial covenant relating to minimum net worth.

Crystal River Capital, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands)

		Additions		Decreases
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Accounts written off(2)	Balance at end of period
Allowance for loan loss—
Deducted from Real Estate Loans, Net in the Consolidated Balance Sheet
2008	$4,500	$9,735	$—	$—	$14,235
2007	—	4,500	—	—	4,500
2006	—	—	—	—	—

(1)
Includes additions for acquisitions and reclassifications

(2)
Consists of write-offs, net of recoveries and collection fees in each year

Crystal River Capital, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2008
(dollars in thousands)

												Useful life on which depreciation in latest income statements is computed(4)
		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total(1)(2)	Accumulated depreciation(3)	Date of construction	Date acquired
Office Building, N. Central Avenue, Phoenix, AZ	$145,087	$5,802	$150,473	$—	$—	$5,802	$150,473	$156,275	$(7,515)	1973	2007	40 years
Office Building, 1111 Fannin St., Houston, TX	53,413	5,240	52,320	—	—	5,240	52,320	57,560	(2,838)	1971	2007	40 years
Office Building, JPM Chase Call Center, Arlington, TX	20,880	6,386	19,252	—	—	6,386	19,252	25,638	(861)	2000	2007	40 years

TOTAL	$219,380	$17,428	$222,045	$—	$—	$17,428	$222,045	$239,473	$(11,214)

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

(4)
Improvements are depreciated on a straight-line basis over a period of between 7 and 14.5 years from their acquisition.

Reconciliation of Gross Amount at Which Carried at Close of Period
Balance, December 31, 2006	$—
Additions during period:
Acquisitions through foreclosure	—
Other acquisitions	239,473
Improvements, etc.	—
Deductions during period:
Cost of real estate sold	—

Balance, December 31, 2007	$239,473
Additions during period:
Acquisitions through foreclosure	—
Other acquisitions	—
Improvements, etc.	—
Deductions during period:
Cost of real estate sold	—

Balance, December 31, 2008	$239,473

    (2)
    The initial cost includes the purchase price paid by the Company and acquisition fees and expenses. The total cost basis of the Company's properties at December 31, 2008 for Federal income tax purposes was approximately $239.5 million.

    (3)
    A reconciliation of changes to the Accumulated Depreciation on Real Estate owned during the period is as follows:

Reconciliation of Accumulated Depreciation
Balance, December 31, 2006	$—
Additions during period:
Depreciation and amortization expense	4,710
Deductions during period:
Accumulated depreciation and amortization on real estate sold	—

Balance, December 31, 2007	4,710
Additions during period:
Depreciation and amortization expense	6,504
Deductions during period:
Accumulated depreciation and amortization on real estate sold	—

Balance, December 31, 2008	$11,214

Crystal River Capital, Inc. and Subsidiaries
Schedule IV—Schedule of Mortgage Loans on Real Estate
December 31, 2008
(in thousands)

Loan Type	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens(1)	Face Amount of Mortgages	Carrying Amount of Mortgages(2)		Principal Amount of Loan Subject to Delinquent Principal or Interest
Construction Loans:
Cambridge Condos, Portland, Oregon	16.00%	November 2008(3)	Interest payable monthly with the principal due at maturity	$14,545	$14,602	$400	(4)	14,602

Total construction loans				14,545	14,602	400		14,602
Mezzanine Loans:
Walgreens, Colorado—4 properties Ohio—3 properties Michigan—3 properties Texas—3 properties other—13 properties	7.32	February 2016	Principal and interest are payable monthly based on amortization schedule over the life to maturity	112,175	11,063	5,058	(5)	—
Sheffield Building, New York, New York	15.00	May 2009(6)	Interest is capitalized and due at maturity	236,929	6,123	6,123		—

Total mezzanine loans				349,104	17,186	11,181		—

Whole Loans:
Forestville Plaza, Forestville, Maryland	3.73	November 2009(7)	Interest payable monthly with the principal due at maturity	n/a	2,522	2,511		—

Total whole loans				—	2,522	2,511		—

Total loans				$363,649	$34,310	$14,092		$14,602

(1)
Represents estimated amount of mortgage liens collateralizing senior debt

(2)
Includes unamortized underwriting costs; aggregate cost of all such loans for Federal income tax purposes is $34,310

(3)
Loan did not pay off at maturity and currently is in default

(4)
Loan is in default and has been written down to expected recovery amount

(5)
Valuation allowance was recorded because this loan is held for sale

(6)
The borrower has two 6-month extension options

(7)
The borrower has two 12-month extension options

Reconciliation of Mortgage Loans on Real Estate
Balance, December 31, 2005	$146,497
Additions during period:
New mortgage loans	140,208
Capitalized interest	1,164
Underwriting costs	174
Subtractions during period:
Mortgages sold	—
Principal payments	(2,052)
Amortization of underwriting costs	(38)
Foreign currency translation losses	(144)
Mortgages repaid	(48,139)

Balance, December 31, 2006	237,670
Additions during period:
New mortgage loans and advances	30,211
Foreign currency translation gain	3,819
Capitalized interest	1,105
Amortization of discount	111
Underwriting costs	61
Subtractions during period:
Mortgages sold	(55,257)
Principal redemption	(37,000)
Principal payments	(5,084)
Loan loss provision	(4,500)
Amortization of underwriting costs	(29)
Write-offs of underwriting costs	(20)
Amortization of premium	(307)

Balance, December 31, 2007	$170,780
Additions during period:
New mortgage loans and advances	929
Capitalized interest	263
Amortization of discount	64
Underwriting costs	—
Subtractions during period:
Mortgages sold	(116,791)
Principal payments	(13,942)
Loan loss provision	(26,875)
Amortization of underwriting costs	(4)
Write-offs of underwriting costs	(198)
Amortization of premium	(134)

Balance, December 31, 2008	$14,092