Form 10-Q
period 2009-03-31
Crystal River Capital, Inc.
filed 2009-05-07
CIK 1344705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐ [This requirement is currently not applicable to the registrant.]

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

        The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of May 7, 2009 was 24,905,254.

CRYSTAL RIVER CAPITAL, INC.
INDEX

PART I.
FINANCIAL INFORMATION

Item 1.    Financial Statements

Crystal River Capital, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS:
Available-for-sale securities, at fair value
Commercial MBS	$44,550	$58,093
Non-Agency Residential MBS	9,012	14,823
Real estate loans	2,514	9,034
Real estate loans held for sale	5,058	5,058
Commercial real estate, net	226,632	228,259
Other investments	1,550	1,550
Intangible assets	74,132	75,541
Cash and cash equivalents	1,499	6,239
Restricted cash	25,186	26,107
Receivables:
Principal paydown	—	10
Interest	4,112	4,152
Rent enhancement receivables, related party	13,198	13,828
Other receivables	3,322	3,135
Prepaid expenses and other assets	296	939
Deferred financing costs, net	1,514	1,533

Total Assets	$412,575	$448,301

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Liabilities:
Accounts payable, accrued expenses and cash collateral payable	$3,826	$2,652
Dividends payable	2,511	2,511
Intangible liabilities	70,895	72,265
Collateralized debt obligations, at fair value	35,521	45,429
Junior subordinated notes	51,550	51,550
Mortgages payable	219,380	219,380
Secured revolving credit facility, related party	28,920	32,920
Interest payable	2,088	1,357
Derivative liabilities	47,067	57,646

Total Liabilities	461,758	485,710

Commitments and Contingencies
Stockholders' Deficit:
Preferred Stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized, 24,905,253 and 24,905,252 shares issued and outstanding, respectively	25	25
Additional paid-in capital	564,615	564,560
Accumulated other comprehensive loss	(9,152)	(9,815)
Accumulated deficit	(604,671)	(592,179)

Total Stockholders' Deficit	(49,183)	(37,409)

Total Liabilities and Stockholders' Deficit	$412,575	$448,301

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Interest and dividend income:
Interest income—available-for-sale securities	$13,888	$39,937
Interest income—real estate loans	458	2,612
Other interest and dividend income	19	669

Total interest and dividend income	14,365	43,218
Rental income, net	5,604	5,662

Total revenues	19,969	48,880

Expenses:
Interest expense	6,533	24,268
Management fees, related party	—	667
Professional fees	444	668
Depreciation and amortization	3,022	3,022
Insurance expense	424	330
Directors' fees	85	153
Public company expense	111	111
Commercial real estate expenses	393	417
Provision for loss on real estate loans	6,758	9,063
Other expenses	82	376

Total expenses	17,852	39,075

Income before other revenues (expenses)	2,117	9,805
Other revenues (expenses):
Realized net gain (loss) on sale of available-for-sale securities, real estate loans and other investments	40	(3,785)
Realized and unrealized gain (loss) on derivatives	3,871	(43,382)
Impairment of available-for-sale securities	(5,784)	(67,154)
Net change in assets and liabilities valued under fair value option	(9,876)	(32,848)
Loss from equity investments	—	(40)
Other	(349)	(282)

Total other expenses	(12,098)	(147,491)

Net loss	$(9,981)	$(137,686)

Per share information:
Net loss per share of common stock
Basic	$(0.40)	$(5.56)

Diluted	$(0.40)	$(5.56)

Dividends declared per share of common stock	$0.10	$0.68

Weighted average shares of common stock outstanding
Basic	25,131,361	24,750,048

Diluted	25,131,361	24,750,048

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the Three Months Ended March 31, 2009
(in thousands, except share data)
(Unaudited)

	Common Stock
			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Par Value				Total	Comprehensive Loss
Balance at December 31, 2008	24,905,252	$25	$564,560	$(9,815)	$(592,179)	$(37,409)
Net loss					(9,981)	(9,981)	$(9,981)
Change in deferred unrealized gains on securities available for sale				195		195	195
Amortization of net realized losses on cash flow hedges				468		468	468

Comprehensive loss							$(9,318)

Dividends declared on common stock and deferred stock units					(2,511)	(2,511)
Shares issued for dividend reinvestment	1		—			—
Issuance of deferred stock units			20			20
Amortization of stock based compensation			35			35

Balance at March 31, 2009	24,905,253	$25	$564,615	$(9,152)	$(604,671)	$(49,183)

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,981)	$(137,686)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of stock based compensation	35	106
Accretion of net discount on available-for-sale securities and real estate loans	(1,128)	(7,621)
Realized net (gain) loss on sale of available-for-sale securities and real estate loans	(40)	3,785
Impairment of available-for-sale securities	5,784	67,154
Provision for loss on real estate loans	6,758	9,063
Net change in assets and liabilities valued under fair value option	9,876	32,848
Accretion of interest on real estate loans	(235)	—
Amortization of net realized cash flow hedge (gain) loss	468	145
Realized and unrealized (gain) loss on derivatives	(8,111)	42,470
Amortization and write-off of deferred financing costs	19	445
Management fee expense paid in stock	—	694
Depreciation and amortization	3,022	3,022
Amortization of intangible liabilities	(1,370)	(1,370)
Other	391	(351)
Changes in operating assets and liabilities:
Net deposits of restricted cash	(1,477)	—
Net receipt of (payments on) settlement of derivatives	—	(2,044)
Interest receivable	40	6,025
Interest receivable, derivative	—	168
Rent enhancement receivables, related party	(200)	248
Other receivables	(187)	218
Prepaid expenses and other assets	645	(1,637)
Accounts payable and accrued liabilities	1,214	(1,088)
Due to Manager	—	15
Interest payable	764	(5,646)
Interest payable, derivative	—	(3,112)

Net cash provided by operating activities	6,287	5,851

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM INVESTING ACTIVITIES:
Return of capital from equity investment	—	426
Principal payments on available-for-sale securities and real estate loans	61	59,134
Proceeds from the sale of available-for-sale securities	—	784,791
Proceeds from the sale and repayment of real estate loans and other investments	—	35,745
Proceeds from rent enhancement	830	646
Cash paid to terminate swaps	(2,463)	(30,249)
Net receipts of restricted cash from credit default swaps	2,400	17,706
Proceeds received from affiliate	—	439

Net cash provided by investing activities	828	868,638

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on settlement of derivatives	—	(10,466)
Principal repayments on collateralized debt obligations	(5,362)	(2,410)
Principal repayments on senior mortgage-backed notes, related party	—	(672)
Net receipts from (deposits to) restricted cash	(2)	23,546
Dividends paid	(2,491)	(16,801)
Net payments on repurchase agreements	—	(867,444)
Net payments on secured revolving credit facility, related party	(4,000)	(19,099)

Net cash used in financing activities	(11,855)	(893,346)

Net increase (decrease) in cash and cash equivalents	(4,740)	(18,857)
Cash and cash equivalents at beginning of period	6,239	27,521

Cash and cash equivalents at end of period	$1,499	$8,664

Supplemental disclosure of cash flows:
Cash paid during the period for interest	$5,316	$32,684
Supplemental disclosure of noncash investing and financing activities:
Dividends declared, not yet paid	2,511	16,834
Principal paydown receivable	—	8,904
Sale of available-for-sale securities not yet settled	—	393,566
Cumulative effect upon adoption of SFAS 159	—	179,722
Classification of real estate loans as held for sale	—	107,345
Noncash component of dividends on deferred stock units	20	28

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2009
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Quarterly Presentation

        The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. These consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 2008 included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the "SEC").

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

March 31, 2009
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

Restricted Cash

        Restricted cash consists primarily of funds held on deposit with brokers to serve as collateral for certain interest rate swap and credit default swap agreements, funds held by the trustee for CDO II (See Note 9) and funds held in escrow for one of our financing subsidiaries relating to a yield-maintenance agreement for certain real estate loans that we sold in June 2008 (See Note 10).

Securities

        We invest in commercial mortgage-backed securities ("CMBS"), U.S. Agency mortgage pass-through certificates, which are securities issued or guaranteed by the Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") or Government National Mortgage Association ("Ginnie Mae") and Agency Collateralized Mortgage Obligations issued by Fannie Mae or Freddie Mac backed by mortgage pass-through securities and evidenced by a series of bonds or certificates issued in multiple classes (collectively, "Agency MBS"), Non-Agency residential mortgage-backed securities ("Non-Agency RMBS") and other real estate debt and equity instruments. We account for our available-for-sale securities (CMBS, Agency MBS, RMBS, asset-backed securities ("ABS") and other real estate and equity instruments), which we refer to as our AFS investments, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). We classify our securities as available for sale because we may dispose of them prior to maturity in response to changes in the market, liquidity needs or other events.

        All investments classified as available for sale are reported at fair value, based on quoted market prices provided by independent pricing sources, when available, from quotes provided by dealers who make markets in certain securities, or from our management's estimates in cases where the investments are illiquid. In making these estimates, our management utilizes pricing information obtained from

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

dealers who make markets in these securities. However, under certain circumstances we may adjust these values based on our knowledge of the securities and the underlying collateral. Our management also uses a discounted cash flow model, which utilizes prepayment and loss assumptions based upon historical experience, economic factors and the characteristics of the underlying cash flow to substantiate the fair value of the securities. The assumed discount rate is based upon the yield of comparable securities. The determination of future cash flows and the appropriate discount rates are inherently subjective and, as a result, actual results may vary from our management's estimates.

        Unrealized gains and losses for securities for which we have not elected the fair value option under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159") are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity (deficit), unless unrealized loss amounts are determined to be impaired as described below. For securities for which we have elected the fair value option, changes in fair value are recorded in our consolidated statements of operations.

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

March 31, 2009
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

        Depreciation on buildings is provided on a straight-line basis over the useful lives of the properties to a maximum of 40 years. Depreciation is determined with reference to each rental property's carried value, remaining estimated useful life and residual value. Acquired tenant improvements, above- and below-market in-place operating leases and lease origination costs are amortized on a straight-line basis over the remaining terms of the leases. The value associated with acquired tenant relationships is amortized on a straight-line basis over the expected term of the relationships. All other tenant improvements and re-leasing costs are deferred and amortized on a straight-line basis over the terms of the leases to which they relate. Depreciation on buildings and amortization of deferred leasing costs and tenant improvements that are determined to be assets of the company are recorded in depreciation and amortization expense. All above- and below-market tenant leases and tenant relationships are

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

amortized to rental income. Above- and below-market ground leases are amortized to commercial real estate expenses.

        Properties are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. For commercial properties, an impairment loss is recognized when a property's carrying value exceeds its undiscounted future net cash flow. The impairment is measured as the amount by which the carrying value exceeds the estimated fair value. Projections of future cash flow take into account the specific business plan for each property and management's best estimate of the most probable set of economic conditions anticipated to prevail in the market. We recorded no impairment losses on our commercial real estate investments during the three months ended March 31, 2009 or March 31, 2008.

Accounting for Derivative Financial Instruments and Hedging Activities

        We account for our derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 133 and SFAS 149 require us to recognize all derivative instruments at their fair value as either assets or liabilities on our balance sheet. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether we have designated it, and whether it qualifies, as part of a hedging relationship and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. We have no fair value hedges or hedges of a net investment in foreign operations as of March 31, 2009 or December 31, 2008.

        SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 161"), amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

        As required by SFAS 133, we record all derivatives on our balance sheet at fair value. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

flow hedges. Derivatives also may be designated as hedges of foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting under SFAS 133.

        For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that are attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (i.e., in "interest expense" when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative changes in the present value of future cash flows of the hedged item, if any, is recognized in the realized and unrealized gain (loss) on derivatives in current earnings during the period of change. For derivative instruments not designated as hedging instruments, such as credit default swaps, the gain or loss is recognized in realized and unrealized gain (loss) on derivatives in the current earnings during the period of change. Income and/or expense from interest rate swaps are recognized as an adjustment to interest expense. We account for income and expense from interest rate swaps on an accrual basis over the period to which the payments and/or receipts relate.

Dividends to Stockholders

        We record dividends to stockholders on the declaration date. The actual dividend and its timing are at the discretion of our board of directors. We intend to pay sufficient dividends to avoid incurring any income or excise tax. During the three months ended March 31, 2009, we declared dividends in the amount of $2,511, or $0.10 per share, of which $2,491 was distributed on April 30, 2009 to our stockholders of record as of March 31, 2009 and $20 related to dividends on deferred stock units.

Trust Preferred Securities

        Trusts that we form for the sole purpose of issuing trust preferred securities are not consolidated in our financial statements in accordance with Financial Interpretation No. 46R ("FIN 46R") as we have determined that we are not the primary beneficiary of such trusts. Our investment in the common securities of such trusts is carried at cost and is included in other investments in our consolidated financial statements.

Revenue Recognition

        Interest income for our available-for-sale securities and real estate loans is recognized over the life of the investment using the effective interest method and recorded on the accrual basis. Interest income on mortgage-backed securities ("MBS") is recognized using the effective interest method as

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

required by EITF 99-20. Real estate loans generally are originated or purchased at or near par value, and interest income is recognized based on the effective yield method based on the terms of the loan instrument. Any loan fees or acquisition costs on originated loans or securities are capitalized and recognized as a component of interest income over the life of the investment utilizing the straight-line method, which approximates the effective interest method. None of the interest income for the three months ended March 31, 2009 or March 31, 2008 included prepayment fees. We do not accrue interest on real estate loans that are placed on non-accrual status when collection of principal or interest is in doubt. As of January 1, 2008, a real estate construction loan was placed on non-accrual status and we recorded an additional provision for loan loss of $400 and $2,500 related to this loan during the three months ended March 31, 2009 and 2008 as we believe that it is probable that we will not recover the entire loan balance, including the capitalized interest thereon. In addition, as of March 31, 2009, we recorded a loan loss allowance of $6,358 related to a mezzanine loan for the entire outstanding face amount of the loan and all accrued interest on the loan.

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

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

unamortized fees are recognized at the time of sale and included in any gain or loss on sale of real estate investments.

        We have retained substantially all of the risks and benefits of ownership of our rental properties and therefore, we account for leases with our tenants as operating leases. The total amount of contractual rent that we receive from operating leases is recognized on a straight-line basis over the term of the lease; and a straight-line or free rent receivable, as applicable, is recorded for the difference between the rental revenue recorded and the contractual amount received. In addition to base rent, the tenants in our commercial real estate properties also pay substantially all operating costs.

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

March 31, 2009
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

        We have a wholly-owned domestic taxable REIT subsidiary that has made a joint election with us to be treated as our TRS. Our TRS is a separate entity subject to federal income tax under the Internal Revenue Code. For the three months ended March 31, 2009 and 2008, we did not record any current income tax expense.

        As of March 31, 2009, we had recorded a $16,160 valuation allowance on deferred tax assets of $16,160 attributable to income tax net operating loss carryforward relating to our TRS. The valuation allowance is based on management's estimate that our TRS is not expected to generate sufficient taxable income to recover the deferred tax assets. As of March 31, 2009 we did not have a deferred tax

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

liability. As of March 31, 2009, we had net operating loss carryforward of $35,516. Almost all of the net operating loss carryforward expires in 2027.

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

        Our policy for interest and penalties on material uncertain tax positions recognized in our consolidated financial statements is to classify these as interest expense and operating expense, respectively. However, in accordance with FIN 48 we assessed our tax positions for all open tax years (Federal, years 2005 through 2008 and State, years 2005 through 2008) as of March 31, 2009 and concluded that we have no material FIN 48 liabilities to be recognized at this time.

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

Earnings per Share

        We compute basic and diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share ("SFAS 128"). Basic earnings per share ("EPS") is computed based on net income divided by the weighted average number of shares of common stock and other participating securities outstanding during the period. Diluted EPS is based on net income divided by the weighted average number of shares of common stock plus any additional shares of common stock attributable to stock options, provided that the options have a dilutive effect. At each of March 31, 2009 and March 31, 2008, options to purchase a total of 130,000 shares of common stock have been excluded from the computation of diluted EPS as they were determined to be antidilutive.

Variable Interest Entities

        In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51 ("FIN 46"). FIN 46 provides guidance on identifying entities

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
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

        Our ownership of the subordinated classes of CMBS and RMBS from a single issuer may provide us with the right to control the foreclosure/workout process on the underlying loans, which we refer to as the Controlling Class CMBS and RMBS. There are certain exceptions to the scope of FIN 46R, one of which provides that an investor that holds a variable interest in a qualifying special-purpose entity ("QSPE") is not required to consolidate that entity unless the investor has the unilateral ability to cause the entity to liquidate. SFAS 140 sets forth the requirements for an entity to qualify as a QSPE. To maintain the QSPE exception, the special-purpose entity ("SPE") must initially meet the QSPE criteria and must continue to satisfy such criteria in subsequent periods. An SPE's QSPE status can be impacted in future periods by activities undertaken by its transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent that our CMBS or RMBS investments were issued by an SPE that meets the QSPE requirements, we record those investments at the purchase price paid. To the extent the underlying SPEs do not satisfy the QSPE requirements, we follow the guidance set forth in FIN 46R as the SPEs would be determined to be VIEs.

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

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

securitization trust. Additionally, the standard setters continue to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of a VIE.

        Our maximum exposure to loss as a result of our investment in QSPEs totaled $13,200 as of March 31, 2009.

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

  Involvement with VIEs relating to CDOs, MBS and TruPS

        In November 2005, we issued collateralized debt obligations through two newly-formed financing subsidiaries, Crystal River CDO 2005-1, Ltd. and Crystal River CDO 2005-1 LLC (collectively referred to as "CDO I"). In January 2007, we issued collateralized debt obligations through two newly-formed financing subsidiaries, Crystal River Capital Resecuritization 2006-1 Ltd. and Crystal River Capital Resecuritization 2006-1 LLC (collectively referred to as "CDO II"). CDO I and CDO II represent VIEs with respect to which we have determined we are the primary beneficiary and accordingly, we have consolidated them in our consolidated financial statements. We determined that we are the primary beneficiary of both CDO I and CDO II as we have the highest level of variability of return due to the credit risk of the underlying assets. For additional information relating to the consolidated assets and liabilities of CDO I and CDO II, see Note 9.

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

        From the initial date of our involvement with the VIEs discussed in the preceding three paragraphs, we have had no reconsideration events with respect to our CDOs, CMBS, RMBS and TruPS. We have made no additional contributions to these VIEs since inception/purchase nor have the VIEs' governing instruments or contractual arrangements changed in a manner that changes the characteristics or adequacy of the equity investment that we have at risk in those VIEs. Our CMBS and RMBS assets and CDO and TruPS liabilities were financed at inception through our issuance of debt or equity and we have not incurred any subsequent financing in relation thereto. We have not provided financial or other support to any of these VIE entities during the three months ended March 31, 2009.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table summarizes our involvement with these variable interest entities:

					Variable Interest Entities
	As of March 31, 2009		For the Three Months Ended March 31, 2009		Current Face Amount of Assets held by the Company		Current Face Amount of Liabilities issued by the Company	Current Face Amount of Liabilities issued by the VIE
						Current Face Amount of Assets within the VIE
	Assets	Liabilities	Interest Income(1)	Interest Expense(1)
Consolidated VIEs
CDO I
CMBS	$7,449	$—	$1,361	$—	$133,350	$17,816,439	$—	$17,816,439
Non-Agency RMBS	4,488	—	1,779	—	138,794	13,507,037	—	13,507,037
CDOs	—	11,084	—	1,010	—	137,020	137,020	286,407
CDO II
CMBS	25,034	—	5,526	—	390,464	98,416,625	—	98,416,625
CDOs	—	24,437	—	736	—	324,645	324,645	390,027

Total	$36,971	$35,521	$8,666	$1,746	$662,608	$130,201,766	$461,665	$130,416,535

Unconsolidated VIEs
CMBS	$12,067	$—	$3,603	$—	$295,674	$58,619,806	$—	$58,449,108
Non-Agency RMBS	4,524	—	1,619	—	125,301	27,249,048	—	27,249,048
TruPS	—	51,550	—	990	1,550	51,550	51,550	51,550

Total	$16,591	$51,550	$5,222	$990	$422,525	$85,920,404	$51,550	$85,749,706

(1)
The net cash flow to the Company from these VIEs was $10,027 for the three months ended March 31, 2009.

        Our maximum exposure to loss with respect to these VIEs as of March 31, 2009 was $53,562.

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

Concentration of Credit Risk and Other Risks and Uncertainties

        A significant portion of our investments are concentrated in MBS that pass through collections of principal and interest from the underlying mortgages and there is a risk that some borrowers on the

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

underlying mortgages will default. Therefore, MBS bear exposure to credit losses. Our maximum exposure to loss due to credit risk if all parties to our AFS investments failed completely to perform according to the terms of the contracts as of March 31, 2009 is $53,562. Our real estate loans and other investments also bear exposure to credit losses. Our maximum exposure to loss due to credit risk if parties to our real estate loans, including real estate loans held for sale, and other investments failed completely to perform according to the terms of the loans and other agreements as of March 31, 2009 is $9,122.

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

        In February 2008, the Financial Accounting Standards Board ("FASB") amended SFAS 140 through its issuance of FASB Staff Position No. FAS 140-3, Accounting for Transfers of Financial Assets

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and Repurchase Financing Transactions ("FSP 140-3"), relating to repurchase financings for financial assets previously transferred between the same counterparties, that is entered into contemporaneously with, or in contemplation of, the initial transfer. FSP 140-3 establishes criteria to determine the accounting treatment of transactions involving the transfer, and subsequent repurchase financing, of financial assets with the same counterparty. Transactions that do not meet the criteria of FSP 140-3 do not qualify for QSPE accounting treatment under SFAS 140 and will be treated as a derivative, requiring further evaluation under SFAS 133. We did not enter into any repurchase financing transactions during the three months ended March 31, 2009, and accordingly, FSP 140-3 has no impact on our consolidated financial statements.

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

        In April 2009, the FASB issued FSP FAS 141(R)-1 ("FSP SFAS 141(R)-1"), that amends and clarifies SFAS 141 to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP SFAS 141(R)-1 did not have a material impact on our consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 amended and expanded the disclosure requirements of SFAS 133 for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. We adopted SFAS 161 at the beginning of the first quarter of 2009, and we have included the expanded disclosures required by that statement.

        In June 2008, the FASB issued FASB Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method in accordance with FASB Statement No. 128, Earnings

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after November 15, 2008 and earlier application is prohibited. The adoption of FSP EITF 03-6-1 did not have a material impact on our consolidated financial statements.

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

Recent Accounting Pronouncements Not Yet Adopted

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

March 31, 2009
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

        In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

  •
  FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP FAS 157-4"), provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for our fiscal quarter ended June 30, 2009. Management currently is evaluating the effect that the provisions of FSP FAS 157-4 may have on our consolidated financial position, results of operations and cash flows.

  •
  FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FSP FAS 107-1 and APB 28"), requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for our fiscal quarter ended June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect our consolidated financial position, results of operations and cash flows.

  •
  FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ("FSP FAS 115-2 and FAS 124-2"), amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for our fiscal quarter ended June 30, 2009. Management currently is evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on our consolidated financial position, results of operations and cash flows.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Presentation

        Certain reclassifications have been made in the presentation of the prior periods consolidated financial statements to conform to the March 2009 presentation.

3. FAIR VALUE HIERARCHY

Fair Value on a Recurring Basis

        The following tables set forth by level within the fair value hierarchy our assets and liabilities accounted for at fair value on a recurring basis under SFAS 155 and SFAS 159 as of March 31, 2009 and December 31, 2008. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements as of March 31, 2009
	Level 1	Level 2	Level 3	Total
Assets accounted for at fair value:
Available-for-sale securities	$—	$—	$53,562	$53,562
Derivative assets	—	—	—	—

Total assets at fair value	$—	$—	$53,562	$53,562

Liabilities accounted for at fair value:
Collateralized debt obligations	$—	$—	$35,521	$35,521
Derivative liabilities	—	—	46,666	46,666

Total liabilities at fair value	$—	$—	$82,187	$82,187

	Fair Value Measurements as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets accounted for at fair value:
Available-for-sale securities	$—	$—	$72,916	$72,916
Derivative assets	—	—	—	—

Total assets at fair value	$—	$—	$72,916	$72,916

Liabilities accounted for at fair value:
Collateralized debt obligations	$—	$—	$45,429	$45,429
Derivative liabilities	—	—	57,280	57,280

Total liabilities at fair value	$—	$—	$102,709	$102,709

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The following is a summary of our available-for-sale securities based on the lowest level input that is significant to each security's fair value measurement in its entirety as of March 31, 2009 and December 31, 2008.

	Available-for-Sale Securities at Fair Value as of March 31, 2009
Security Description	Level 1	Level 2	Level 3	Total
CMBS	$—	$—	$44,550	$44,550
Non-Agency RMBS	—	—	9,012	9,012

Total available-for-sale securities at fair value	$—	$—	$53,562	$53,562

Level 3 assets for which we do not bear direct economic exposure(1)			36,971

Level 3 assets for which we bear direct economic exposure			$16,591

	Available-for-Sale Securities at Fair Value as of December 31, 2008
Security Description	Level 1	Level 2	Level 3	Total
CMBS	$—	$—	$58,093	$58,093
Non-Agency RMBS	—	—	14,823	14,823

Total available-for-sale securities at fair value	$—	$—	$72,916	$72,916

Level 3 assets for which we do not bear direct economic exposure(1)			51,032

Level 3 assets for which we bear direct economic exposure			$21,884

(1)
Consists of Level 3 assets that are financed by our collateralized debt obligations. We own an interest in these securities through our investment in the subordinate classes of notes issued by these CDOs.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

Level 3 Gains and Losses

        The table below sets forth a summary of changes in the fair value of our assets with significant valuation inputs classified as Level 3 for the three months ended March 31, 2009.

	Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Available-for- sale securities	Available-for- sale securities at FVO	Total
Balance, December 31, 2008	$21,615	$51,301	$72,916
Total net gains or losses on assets still held at March 31, 2009:
Included in earnings—interest income	447	678	1,125
Included in earnings—impairments	(5,784)	—	(5,784)
Included in earnings—mark to market on available-for-sale securities (FVO)	—	(14,423)	(14,423)
Included in earnings—other	(298)	(73)	(371)
Included in accumulated other comprehensive income (loss)	196	—	196
Total net gains or losses on assets disposed/redeemed during the period:
Included in earnings—interest income	—	—	—
Included in earnings—impairments	—	—	—
Included in earnings—mark to market on available-for-sale securities (FVO)	—	—	—
Included in earnings—other	(6)	—	(6)
Included in accumulated other comprehensive income (loss)	(1)	—	(1)
Net purchases, dispositions and settlements	(66)	(24)	(90)
Transfers in and/or out of Level 3	—	—	—

Balance, March 31, 2009	$16,103	$37,459	$53,562

        During the three months ended March 31, 2009, our assets measured at fair value on a recurring basis reflected as Level 3 decreased, largely as a result of principal repayments on CMBS and Non-Agency RMBS totaling $51 and spread widening on our CMBS and Non-Agency RMBS. A significant amount of our available-for-sale securities are reflected as Level 3 as a result of the reduction of liquidity in the capital markets that has resulted in a decrease in the observability of the significant inputs used in determining fair value.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our assets with significant valuation inputs classified as Level 3 for the three months ended March 31, 2008.

	Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Available-for- sale securities	Available-for- sale securities at FVO	Total
Balance, January 1, 2008	$169,883	$398,681	$568,564
Total net gains or losses on assets still held at March 31, 2008:
Included in earnings—interest income	2,109	5,894	8,003
Included in earnings—impairments	(67,154)	—	(67,154)
Included in earnings—mark to market on available-for-sale securities (FVO)	—	(146,703)	(146,703)
Included in earnings—other	(283)	—	(283)
Included in accumulated other comprehensive income (loss)	(72)	—	(72)
Total net gains or losses on assets disposed/redeemed during the period:
Included in earnings—interest income	16	—	16
Included in earnings—realized loss on sale	(1,894)	—	(1,894)
Included in accumulated other comprehensive income (loss)	1	—	1
Net purchases, dispositions and settlements	(3,077)	(1,873)	(4,950)
Transfers in and/or out of Level 3	—	—	—

Balance, March 31, 2008	$99,529	$255,999	$355,528

        During the three months ended March 31, 2008, our assets measured at fair value on a recurring basis reflected as Level 3 decreased, largely as a result of principal repayments on CMBS and Non-Agency RMBS totaling $3,159 and spread widening on our CMBS and Non-Agency RMBS. A significant amount of our available-for-sale securities are reflected as Level 3 as a result of the reduction of liquidity in the capital markets that has resulted in a decrease in the observability of the significant inputs used in determining fair value.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our liabilities with significant valuation inputs classified as Level 3 for the three months ended March 31, 2009.

	Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Derivative Liabilities	Collateralized Debt Obligations	Total
Balance, December 31, 2008	$57,280	$45,429	$102,709
Total net gains or losses (realized/unrealized) still held at March 31, 2009:
Included in earnings—mark to market on collateralized debt obligations	—	(4,546)	(4,546)
Included in earnings—realized and unrealized gain on derivatives	(6,926)	—	(6,926)
Net issuances, dispositions and settlements	(3,688)	(5,362)	(9,050)
Transfers in and/or out of Level 3	—	—	—

Balance, March 31, 2009	$46,666	$35,521	$82,187

        During the three months ended March 31, 2009, our liabilities measured at fair value on a recurring basis reflected as Level 3 decreased, largely due to unrealized gains on our interest rate swaps and payments in respect of our credit default swaps, which we refer to as CDS.

        The table below sets forth a summary of changes in the fair value of our liabilities with significant valuation inputs classified as Level 3 for the three months ended March 31, 2008.

	Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Derivative Liabilities	Collateralized Debt Obligations	Total
Balance, January 1, 2008	$32,908	$299,034	$331,942
Total net gains or losses (realized/unrealized) still held at March 31, 2008:
Included in earnings—mark to market on collateralized debt obligations	—	(113,855)	(113,855)
Included in earnings—realized and unrealized gain on derivatives	(17,706)	—	(17,706)
Net issuances, dispositions and settlements	—	(2,410)	(2,410)
Transfers in and/or out of Level 3	453	—	453

Balance, March 31, 2008	$15,655	$182,769	$198,424

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        During the three months ended March 31, 2008, our liabilities measured at fair value on a recurring basis reflected as Level 3 decreased, largely due to the decrease in valuation of our CDO obligations which are based on non-binding broker quotes. In addition, we reclassified our CDS as Level 3 liabilities as a result of the reduction of liquidity in the capital markets that has resulted in a decrease in the observability of the significant inputs used in determining fair value.

        The table below sets forth a summary of changes in the fair value of our available-for-sale securities with significant valuation inputs classified as Level 3 for the three months ended March 31, 2009.

	Available-for-Sale Securities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	CMBS	Non-Agency RMBS	Preferred Stock	Total
Balance, December 31, 2008	$58,093	$14,823	$—	$72,916
Total net gains/losses on securities still held at end of period:
Included in earnings—interest income	614	511	—	1,125
Included in earnings—impairments	(3,318)	(2,466)	—	(5,784)
Included in earnings—mark to market on available-for-sale securities (FVO)	(11,053)	(3,370)	—	(14,423)
Included in earnings—other	—	(371)	—	(371)
Included in accumulated other comprehensive income (loss)	214	(18)	—	196
Total net gains (losses) on securities disposed/redeemed during period:
Included in earnings—interest income	—	—	—	—
Included in earnings—realized gain (loss) on sale	—	—	—	—
Included in earnings—impairments	—	—	—	—
Included in earnings—mark to market on available-for-sale securities (FVO)	—	—	—	—
Included in earnings—other	—	(6)	—	(6)
Included in accumulated other comprehensive income (loss)	—	(1)	—	(1)
Net purchases, dispositions and settlements	—	(90)	—	(90)
Transfers in and/or out of Level 3	—	—	—	—

Balance, March 31, 2009	$44,550	$9,012	$—	$53,562

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our available-for-sale securities with significant valuation inputs classified as Level 3 for the three months ended March 31, 2008.

	Available-for-Sale Securities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	CMBS	Non-Agency RMBS	Preferred Stock	Total
Balance, January 1, 2008	$399,410	$168,422	$732	$568,564
Total net gains/losses on securities still held at end of period:
Included in earnings—interest income	3,034	4,969	—	8,003
Included in earnings—impairments	(31,678)	(34,481)	(995)	(67,154)
Included in earnings—mark to market on available-for-sale securities (FVO)	(94,858)	(51,845)	—	(146,703)
Included in earnings—other	—	(283)	—	(283)
Included in accumulated other comprehensive income (loss)	(161)	(319)	408	(72)
Total net gains (losses) on securities disposed/redeemed during period:
Included in earnings—interest income	16	—	—	16
Included in earnings—realized gain (loss) on sale	(1,894)	—	—	(1,894)
Included in accumulated other comprehensive income (loss)	1	—	—	1
Net purchases, dispositions and settlements	(2,758)	(2,192)	—	(4,950)
Transfers in and/or out of Level 3	—	—	—	—

Balance, March 31, 2008	$271,112	$84,271	$145	$355,528

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

March 31, 2009
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

        The three approaches described within SFAS 157 are consistent with generally accepted valuation methodologies. While all three approaches are not applicable to all assets or liabilities accounted for at fair value, where appropriate and possible, one or more valuation techniques may be used. The selection of the valuation method(s) to apply considers the definition of an exit price and the nature of the asset or liability being valued and significant expertise and judgment is required. For assets and liabilities accounted for at fair value, excluding real estate held for sale, valuation techniques generally are a combination of the market and income approaches. Real estate held for sale valuation techniques generally combine income and cost approaches. For the three months ended March 31, 2009, the application of valuation techniques applied to similar assets and liabilities has been consistent.

Fair Value on a Non-Recurring Basis

        Certain assets are measured at fair value on a non-recurring basis and are not included in the tables above. These assets include real estate loans and real estate loans held for sale that are reported at lower of cost or market and loans held for sale that initially were measured at cost and have been written down to fair value as a result of being designated for sale. The following table shows the hierarchy for those assets measured at fair value on a non-recurring basis as of March 31, 2009.

	Assets Measured at Fair Value on a Non-Recurring Basis Using Significant Unobservable Inputs (Level 3) as of March 31, 2009
Asset Description	Level 1	Level 2	Level 3	Total
Real estate loans	$—	$—	$—	$—
Real estate loans held for sale	—	—	5,058	5,058

Total assets at fair value	$—	$—	$5,058	$5,058

        Real estate loans—We had one real estate construction loan and one mezzanine loan that are held for investment where allowance for loan losses have been calculated based upon the fair value of the

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

underlying collateral and by using a fundamental cash flow valuation analysis. The cash flow analyses include cumulative loss assumptions derived from multiple inputs including current housing prices, costs to complete the construction of the underlying collateral, expected recoveries from supporting collateral and other market data.

        Real estate loans held for sale—We designated one mezzanine loan as being held for sale as of March 31, 2009 as we have committed to sell it, or we have the intent and ability to sell it in the near future. The fair value of the mezzanine loan held for sale was based on management's discounted cash flow analysis that utilized spreads supplied by dealers.

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

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

Fair Value Option

        The following reflects the assets and liabilities accounted for under the fair value option and the change in fair value recorded in our consolidated statement of operations:

		Changes in Fair Values for the Three Months Ended March 31, 2009, For Items Measured at Fair Value Pursuant to the Election of the Fair Value Option
	Fair Value Option March 31, 2009	Interest Income(1)	Net Mark to Market Adjustments on Available- for-Sale Securities	Net Mark to Market Adjustments on Collateralized Debt Obligations
Assets accounted for under the fair value option:
Available-for-sale securities:
CMBS	$32,971	$248	$(11,053)	$—
Non-Agency RMBS	4,488	430	(3,370)	—

	$37,459	$678	$(14,423)	$—

Liabilities accounted for under the fair value option:
Collateralized debt obligations	$35,521	$—	$—	$(4,546)

(1)
Represents accretion of net discount only.

		Changes in Fair Values for the Three Months Ended March 31, 2009, For Items Measured at Fair Value Pursuant to the Election of the Fair Value Option
	Fair Value Option March 31, 2009	Interest Income(1)	Net Mark to Market Adjustments on Available- for-Sale Securities	Net Mark to Market Adjustments on Collateralized Debt Obligations
Assets accounted for under the fair value option:
Available-for-sale securities:
CMBS	$209,674	$2,632	$(94,858)	$—
Non-Agency RMBS	46,325	3,262	(51,845)	—

	$255,999	$5,894	$(146,703)	$—

Liabilities accounted for under the fair value option:
Collateralized debt obligations	$182,769	$—	$—	$113,855

(1)
Represents accretion of net discount only.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        Total financial assets at fair value classified within Level 3 were $58,620 and $78,374 as of March 31, 2009 and December 31, 2008, respectively. Such amounts represent 14% and 17% of "Total assets" on the consolidated balance sheet as of March 31, 2009 and December 31, 2008, respectively. Excluding assets for which we do not bear direct economic exposure, Level 3 assets were 4% and 5% of "Total assets" as of March 31, 2009 and December 31, 2008, respectively.

        Total financial liabilities at fair value classified within Level 3 were $82,188 and $102,709 as of March 31, 2009 and December 31, 2008, respectively. Such amounts represent 18% and 21% of "Total liabilities" on the consolidated balance sheets as of March 31, 2009 and December 31, 2008, respectively.

        As of March 31, 2009 and December 31, 2008, our CDO notes had a face value of $461,665 and $467,027, respectively, and fair value of $35,521 and $45,429, respectively.

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

        Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. As of March 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

4. AVAILABLE-FOR-SALE SECURITIES

        Our available-for-sale securities are carried at their estimated fair values. The amortized cost and estimated fair values of our available-for-sale securities as of March 31, 2009 are summarized as follows:

Security Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
CMBS	$43,151	$1,399	$—	$44,550
Non-Agency RMBS	8,843	169	—	9,012

Total	$51,994	$1,568	$—	$53,562

        We pledge our available-for-sale securities to secure our collateralized debt obligations and borrowings under our secured revolving credit facility. The fair value of the available-for-sale securities that we pledged as collateral as of March 31, 2009 is summarized as follows:

Pledged as Collateral:	March 31, 2009
For borrowings under collateralized debt obligations	$36,971

Total	$36,971

        The aggregate estimated fair values by underlying credit rating of our available-for-sale securities as of March 31, 2009 were as follows:

	March 31, 2009
Security Rating	Estimated Fair Value	Percentage
AAA	$—	—%
AA	—	—
A	—	—
BBB	10,795	20.15
BB	7,991	14.92
B	13,281	24.80
CCC	7,010	13.09
CC	—	—
C	5,036	9.40
Not rated	9,449	17.64

Total	$53,562	100.00%

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

4. AVAILABLE-FOR-SALE SECURITIES (Continued)

        The face amount and net unearned discount on our investments as of March 31, 2009 was as follows:

Description:	March 31, 2009
Face amount	$1,092,471
Net unearned discount	(1,040,477)

Amortized cost	$51,994

        For the three months ended March 31, 2009 and the three months ended March 31, 2008, net discount on available-for-sale securities accreted into interest income totaled $1,125 and $7,668, respectively.

        Commercial Mortgage Backed Securities ("CMBS")—Our investments include CMBS, which are mortgage backed securities that are secured by, or evidence ownership interests in, a single commercial mortgage loan or a partial or entire pool of mortgage loans secured by commercial properties. The securities may be senior, subordinated, investment grade or non-investment grade.

        The following is a summary of our CMBS investments as of March 31, 2009:

					Weighted Average
		Gross Unrealized
	Amortized Cost			Estimated Fair Value		Book Yield(1)	Market Yield(2)	Term (yrs)
Security Rating		Gains	Losses		Coupon
AAA	$—	$—	$—	$—	—%	—%	—%	—
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	9,396	383	—	9,779	5.51	65.34	64.75	7.79
BB	6,757	2	—	6,759	5.37	94.88	88.08	7.77
B	11,283	18	—	11,301	5.55	119.44	126.43	7.65
CCC	6,051	115	—	6,166	5.11	157.98	228.57	8.22
CC	—	—	—	—	—	—	—	—
C	1,532	—	—	1,532	4.46	230.67	111.18	7.68
Not rated	8,132	881	—	9,013	5.05	169.90	564.45	9.26

Total CMBS	$43,151	$1,399	$—	$44,550	5.24	122.68	209.31	8.11

(1)
Book yield as reflected above is the implied loss-adjusted yield based on our expectation of future cash flows (i.e., taking into account assumed defaults) and the amortized cost of the security.

(2)
Market yield as reflected above is the implied yield based on a zero-loss scenario (i.e., not taking into account any assumed defaults) and the fair value of the security.

        Residential Mortgage Backed Securities ("RMBS")—Our investments include RMBS, which are securities that represent participations in, and are secured by or payable from, mortgage loans secured

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

4. AVAILABLE-FOR-SALE SECURITIES (Continued)

by residential properties. Our RMBS investments include Non-Agency pass-through certificates that are rated classes in senior/subordinated structures ("Non-Agency RMBS").

        The following is a summary of our Non-Agency RMBS investments as of March 31, 2009:

					Weighted Average
		Gross Unrealized
	Amortized Cost			Estimated Fair Value		Book Yield(1)	Market Yield(2)	Term (yrs)
Security Rating		Gains	Losses		Coupon
AAA	$—	$—	$—	$—	—%	—%	—%	—
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	1,016	—	—	1,016	3.43	60.79	50.35	6.34
BB	1,152	80	—	1,232	4.15	148.44	512.49	7.05
B	1,980	—	—	1,980	3.68	156.15	6,980.20	6.52
CCC	844	—	—	844	4.60	212.76	10,392.47	6.86
CC	—	—	—	—	—	—	—	—
C	3,468	36	—	3,504	3.57	376.35	42,007.91	5.29
Not rated	383	53	—	436	3.42	1,632.91	83,202.30	6.55

Total Non-Agency RMBS	$8,843	$169	$—	$9,012	3.69	299.81	22,929.94	6.13

(1)
Book yield as reflected above is the implied loss-adjusted yield based on our expectation of future cash flows (i.e., taking into account assumed defaults) and the amortized cost of the security.

(2)
Market yield as reflected above is the implied yield based on a zero-loss scenario (i.e., not taking into account any assumed defaults) and the fair value of the security.

        Other Securities—We invested in the preferred stock of Millerton I CDO with an estimated fair value of $0 as of March 31, 2009 and the preferred stock of Millerton II CDO with an estimated fair value of $0 as of March 31, 2009. The preferred stock of Millerton I CDO was rated C and the preferred stock of Millerton II CDO was not rated at March 31, 2009.

        Unrealized Losses—We did not own any available-for-sale securities with unrealized losses as of March 31, 2009.

        Other Than Temporary Impairments—For the three months ended March 31, 2009, we recorded an impairment charge totaling $5,784 on 59 RMBS and 39 CMBS, which impairment charge was recorded in our consolidated statement of operations. The impairment of 52 of the 59 RMBS and 31 of the 39 CMBS, totaling $2,362 and $2,772, respectively, is attributed to declines in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets. The impairment of the remaining 7 of the 59 RMBS and 8 of the 39 CMBS, totaling $105 and $545, respectively, is attributed to other than temporary declines in market values and is primarily a consequence of wider spreads affecting market values of the securities. As of March 31, 2009, we still owned 98 of the investments that we impaired during 2009.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

4. AVAILABLE-FOR-SALE SECURITIES (Continued)

        For the three months ended March 31, 2008, we recorded an impairment charge totaling $67,154 on 84 RMBS, 44 CMBS and two preferred stock investments, which impairment charge was reclassified out of other comprehensive income and recorded in our consolidated statement of operations. The impairment of 55 of the 84 RMBS and two of the 44 CMBS, totaling $22,330 and $748, respectively, is attributed to declines in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets. The impairment of the remaining 29 of the 84 RMBS, 42 of the 44 CMBS and both of the preferred stock investments, totaling $12,151, $30,930 and $995, respectively, is attributed to other than temporary declines in market values and is primarily a consequence of wider spreads affecting market values of the securities.

        Sale of Available-for-Sale Securities—During the three months ended March 31, 2009, we did not sell any securities. During the three months ended March 31, 2008, we sold 40 securities for proceeds of $475,888 and realized a gain of $2,517 and we sold 33 securities for proceeds of $702,469 and realized a loss of $6,302.

Real Estate Loans

        We invest in mezzanine loans, B Notes, construction loans and whole loans. A mezzanine loan is a loan that is subordinated to a first mortgage loan on a property and is senior to the borrower's equity in the property. Mezzanine loans are made to the property's owner and are secured by pledges of ownership interests in the property and/or the property owner. The mezzanine lender can foreclose on the pledged interests and thereby succeed to ownership of the property subject to the lien of the first mortgage.

        A subordinated commercial real estate loan, which we refer to as a B Note, may be rated by at least one nationally recognized rating agency. A B Note typically is a privately negotiated loan that is secured by a first mortgage on a single large commercial property or group of related properties, and is subordinated to an A Note secured by the same first mortgage on the same property.

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

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

5. REAL ESTATE LOANS AND REAL ESTATE LOANS HELD FOR SALE

        The following is a summary of our real estate loans as of March 31, 2009 and December 31, 2008:

Loan Type	Number of Loans	Face Value	Carrying Value	Weighted Average Interest Rate		Maturity Range	Weighted Average Years to Maturity
March 31, 2009
Whole loans	1	$2,522	$2,514	3.73%		11/2009	0.7
Construction loans	1	14,602	—	—(1)		11/2008(2)	—
Mezzanine loans	1	6,358	—	15.00	(3)	5/2009	0.1

	3	$23,482	$2,514	11.80	(1)	5/2009 – 11/2009	0.3

December 31, 2008
Whole loans	1	$2,522	$2,511	3.73%		11/2009	0.9
Construction loans	1	14,602	400	—(1)		11/2008(2)	—
Mezzanine loans	1	6,123	6,123	15.00	(3)	5/2009	0.4

	3	$23,247	$9,034	11.71	(1)	5/2009 – 11/2009	0.5

(1)
This construction loan bears interest at 16.00%, but we have placed it on non-accrual status and accordingly, do not include it in the calculation of the weighted average interest rate.

(2)
The construction loan was due on November 1, 2008 and currently is in default.

(3)
We placed this mezzanine loan on non-accrual status effective March 31, 2009.

        There were no unamortized underwriting fees as of March 31, 2009 and December 31, 2008.

        In 2005, we originated a mezzanine construction loan to develop luxury residential condominiums in Portland, Oregon. The loan was in technical default as of January 1, 2008 and was placed on non-accrual status at such date, and we have received no principal or interest payments during the three months ended March 31, 2009 and 2008 on the loan. We have not made any additional advances on this loan during the three months ended March 31, 2009 and have no funding obligations under this loan. In January 2009, the senior lender notified the borrower that the senior construction loan was in default, triggering a blockage period of 120 days with respect to our mezzanine construction loan during which period we are precluded from exercising our rights under the mezzanine construction loan. We currently account for this loan as a troubled debt restructuring under SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings ("SFAS 15"), and SFAS 114. As of March 31, 2009, we have recorded a loan loss allowance for the entire outstanding face amount of the loan. As of March 31, 2009 and December 31, 2008, the carrying value of the loan totaled $0 and $400 (inclusive of loan loss provisions of $14,602 and $14,202, respectively).

        In November 2006, we purchased a senior participation interest in a mezzanine loan to develop luxury residential condominiums in New York, New York. The loan was in technical default as of April 2009 and was placed on non-accrual status as of March 31, 2009. We have not made any advances on this loan during the three months ended March 31, 2009 and have no funding obligations under this loan. As of March 31, 2009, we have recorded a loan loss allowance for the entire outstanding face amount of the loan (including capitalized interest). As of March 31, 2009 and December 31, 2008, the

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

5. REAL ESTATE LOANS AND REAL ESTATE LOANS HELD FOR SALE (Continued)

carrying value of the loan totaled $0 and $6,123 (inclusive of loan loss provisions of $6,358 and $0, respectively).

        The components of our impaired real estate loans as of March 31, 2009 are as follows:

	Mezzanine Construction Loan	Mezzanine Loan(1)	Total
Carrying value—beginning of period	$400	$6,123	$6,523
Funding of mezzanine construction loan	—	—	—
Capitalized interest(2)	—	235	235
Provision for loan losses	(400)	(6,358)	(6,758)

Carrying value—end of period	$—	$—	$—

(1)
Carried at amortized cost as of December 31, 2008 and subsequently carried at market.

(2)
The mezzanine construction loan was placed on non-accrual status as of January 1, 2008 and the mezzanine loan was placed on non-accrual status as of March 31, 2009. No interest income was recorded on the mezzanine construction loan and $235 of interest was capitalized on the mezzanine loan for the three months ended March 31, 2009.

        The components of our total provision for loan losses on our impaired real estate loans for the three months ended March 31, 2009 are as follows:

Reconciliation of Provision for Loan Losses
Balance, December 31, 2008	$14,235
Additions (subtractions) during period:
Provision for loan losses	6,758
Direct charge offs against the allowance	—
Recoveries of previous charge offs	—

Balance, March 31, 2009	$20,993

Real Estate Loans Held for Sale

        As of March 31, 2009, we have the intent and ability to sell in the near future one of our real estate loans and therefore, we have classified it as held for sale. The following is a summary of our real estate loan held for sale as of March 31, 2009:

Loan Type	Number of Loans	Face Value	Carrying Value	Weighted Average Interest Rate	Maturity Range	Weighted Average Years to Maturity
March 31, 2009
Mezzanine loans	1	$11,063	$5,058	7.32%	2/2016	6.9

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

5. REAL ESTATE LOANS AND REAL ESTATE LOANS HELD FOR SALE (Continued)

        For the three months ended March 31, 2009, we did not record any valuation allowance on our consolidated statement of operations relating to real estate loans that are held for sale as of March 31, 2009.

        The maturities of our real estate loans, including those held for sale, as of March 31, 2009 are as follows: $2,522 in 2009, $0 in 2010, $84 in 2011, $98 in 2012 and $10,881 thereafter.

        We pledge our real estate loans and real estate loans held for sale to secure our secured revolving credit facility. The fair value of the real estate loans, including those held for sale, that we pledged as collateral as of March 31, 2009 and December 31, 2008 is summarized as follows:

Pledged as Collateral:	March 31, 2009	December 31, 2008
For borrowings under secured revolving credit facility, related party	$6,855	$13,178

Total	$6,855	$13,178

        As of March 31, 2009 and December 31, 2008, our real estate loans did not include any non-U.S. dollar denominated assets.

6. COMMERCIAL REAL ESTATE

        The components of commercial real estate as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Land	$17,428	$17,428
Buildings and improvements	222,045	222,045

Commercial properties	239,473	239,473
Less: Accumulated depreciation	(12,841)	(11,214)

Total	$226,632	$228,259

        The depreciation expense related to commercial real estate included in the operating results for the three months ended March 31, 2009 and 2008 was $1,626 and $1,626, respectively.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

6. COMMERCIAL REAL ESTATE (Continued)

        The following is a schedule of future minimum rent payments to be received under the leases at the three properties owned:

Rent Payments
Remainder of 2009	$8,530
2010	11,600
2011	11,832
2012	12,068
2013	12,309
Thereafter	114,152

7. OTHER INVESTMENTS

        The components of other investments as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Investment in trust preferred securities	$1,550	$1,550

Total other investments	$1,550	$1,550

8. INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES

        The intangible assets and liabilities arose on the acquisition of the commercial real estate properties in March 2007 and September 2007. As of March 31, 2009 and December 31, 2008, the components of intangible assets are as follows:

	March 31, 2009	Weighted Average Life (Years)	December 31, 2008	Weighted Average Life (Years)
Lease origination costs	$82,228	12.8	$82,228	13.1
Below-market ground lease	2,919	57.0	2,919	57.3
Mineral rights	303		303

Total	85,450		85,450
Less: Accumulated amortization	(11,318)		(9,909)

Intangible assets	$74,132		$75,541

        The amortization of lease origination costs for the three months ended March 31, 2009 and 2008 was $1,396 and $1,396, respectively, and is included in depreciation and amortization expense. The amortization of a below-market ground lease, which is included in commercial real estate expenses, for the three months ended March 31, 2009 and 2008 was $12 and $12, respectively. The estimated amortization of these intangible assets is $5,633 per year for each of the next five years.

        Below market leases, net of amortization, which are classified as intangible liabilities, are $70,895 as of March 31, 2009 and $72,265 as of December 31, 2008. The amortization of intangible liabilities

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

8. INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES (Continued)

included in rental income for the three months ended March 31, 2009 and 2008 was $1,370 and $1,370, respectively. The estimated amortization is $5,480 per year for each of the next five years.

9. DEBT AND OTHER FINANCING ARRANGEMENTS

        The following is a summary of our debt as of March 31, 2009 and December 31, 2008:

Type of Debt:	March 31, 2009	December 31, 2008
Collateralized debt obligations, at fair value	$35,521	$45,429
Junior subordinated notes held by trust that issued trust preferred securities	51,550	51,550
Mortgages payable	219,380	219,380
Secured revolving credit facility, related party	28,920	32,920

Total Debt	$335,371	$349,279

        Collateralized Debt Obligations—In November 2005, we issued approximately $377,904 of CDOs ("CDO I") through two newly-formed subsidiaries, Crystal River CDO 2005-1, Ltd. (the "2005 Issuer") and Crystal River CDO 2005-1 LLC (the "2005 Co-Issuer"). CDO I consists of $227,500 of investment grade notes and $67,750 of non-investment grade notes, each with a final contractual maturity date of March 2046, which were co-issued by the 2005 Issuer and the 2005 Co-Issuer, and $82,654 of preference shares, which were issued by the 2005 Issuer. We retained all of the non-investment grade securities, the preference shares and the common shares in the 2005 Issuer. The 2005 Issuer holds assets, consisting primarily of whole loans, CMBS and RMBS, which serve as collateral for CDO I. Investment grade notes in the aggregate principal amount of $217,500 were issued with floating coupons with a combined weighted average interest rate of three-month LIBOR plus 0.58% and these notes were hedged at an annual rate of 5.068% to protect CDO I from increases in short-term interest rates. In addition, $10,000 of investment grade notes were issued with a fixed coupon rate of 6.02%. CDO I may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of CDO I. Thereafter, CDO I's securities will be retired in sequential order from the senior-most to junior-most as loans are repaid. We incurred approximately $5,906 of issuance costs, which is being amortized over the average life of CDO I. The 2005 Issuer and 2005 Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. As of March 31, 2009 and December 31, 2008, CDO I was collateralized by available-for-sale securities with fair values of $11,937 and $17,550, respectively. As of January 1, 2008, we elected the fair value option under SFAS 159 for our collateralized debt obligations, and the fair value of the investment grade notes that CDO I issued that are held by third parties as of March 31, 2009 and December 31, 2008 was $11,084 and $16,192, respectively ($137,020 and $142,183 par amount, respectively). Beginning in June 2008, CDO I began to fail certain over-collateralization triggers. During this period of failure, all affected notes do not receive their quarterly interest payments. The money that otherwise would be paid to the classes subordinate to the affected classes is used instead to

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

pay down the principal balance of the senior-most outstanding notes. During the three months ended March 31, 2009 and 2008, $419 and $0, respectively, was diverted from the affected classes to amortize senior notes issued by CDO I, and $4,744 and $2,409, respectively, of senior notes was otherwise repaid as provided in the indenture governing the CDO I notes.

        In January 2007, we issued approximately $390,338 of CDOs ("CDO II") through two newly-formed subsidiaries, Crystal River Capital Resecuritization 2006-1 Ltd. (the "2006 Issuer") and Crystal River Capital Resecuritization 2006-1 LLC (the "2006 Co-Issuer"). CDO II consists of $324,956 of investment grade notes and $14,638 of non-investment grade notes, each with a final maturity date of September 2047, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $19,517 of non-investment grade notes and $31,227 of preference shares, which were issued by the 2006 Issuer. The 2006 Issuer initially held cash totaling $58,600 that was designated for the future funding of additional investments, all of which was invested during 2007. We retained all of the non-investment grade securities, the preference shares and the common shares in the 2006 Issuer. The 2006 Issuer holds assets, consisting of CMBS, which serve as collateral for CDO II. Investment grade notes in the aggregate principal amount of $324,956 were issued with floating coupons with a combined weighted average interest rate of one-month LIBOR plus 0.57% and these notes were hedged at an annual rate of 4.955% to protect CDO II from increase in short-term interest rates. We incurred approximately $6,006 of issuance costs, which is being amortized over the average life of CDO II. The 2006 Issuer and the 2006 Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. As of March 31, 2009 and December 31, 2008, CDO II was collateralized by available-for-sale securities with a fair value of $25,034 and $33,482, respectively. As of January 1, 2008, we elected the fair value option under SFAS 159 for our collateralized debt obligations, and the fair value of the investment grade notes that CDO II issued that are held by third parties as of March 31, 2009 and December 31, 2008 was $24,437 and $29,237, respectively ($324,645 and $324,844 par amount, respectively). During the three months ended March 31, 2009 and 2008, $198 and $0, respectively, of cash flows from "distressed securities" owned by CDO II was diverted from the equity class to amortize senior notes issued by CDO II.

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

March 31, 2009
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

        Restrictive Covenants and Maturities—Certain of our repurchase agreements (none of which were in use as of March 31, 2009 or December 31, 2008) contain financial covenants, such as maintaining a specific net asset value or worth, and certain of such repurchase agreements and our revolving credit facility contain covenants requiring us to maintain our REIT status. We were in compliance with respect to all our financial covenants under agreements for which we had outstanding borrowings as of March 31, 2009.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

        Interest Expense—Interest expense is comprised of the following:

	Three Months Ended March 31,
	2009	2008
Interest on repurchase agreements	$—	$11,570
Interest expense on interest rate swap agreements	468	505
Interest on CDO notes	1,746	5,709
Interest on senior mortgage-backed notes, related party	—	1,030
Interest on mortgages payable	3,062	3,096
Interest on junior subordinated notes	990	990
Interest on secured revolving credit facility, related party	248	1,170
Amortization of deferred financing costs	19	198

Total interest expense	$6,533	$24,268

        Interest payable is comprised of the following:

	March 31, 2009	December 31, 2008
Interest on CDO notes	$320	$516
Interest on mortgages payable	1,055	113
Interest on junior subordinated notes	671	671
Interest on secured revolving credit facility, related party	42	57

Total interest payable	$2,088	$1,357

10. COMMITMENTS AND CONTINGENCIES

        We invest in real estate construction loans. During the three months ended March 31, 2009 and 2008, we did not make any advances under these commitments. As of March 31, 2009, we had no unfunded commitments to fund any real estate loans.

        In January 2007, we made a $28,462 investment in a private equity fund that invests in real estate investments. The fund is managed by an affiliate of our Manager and the investment was approved by the independent members of our board of directors. In connection with that investment, we agreed to a future capital commitment of $10,392. Certain distributions from the private equity fund may be recalled by the fund's manager for reinvestment purposes. During March 2008, we sold our investment in the private equity fund to an affiliate of our Manager and the purchaser of our investment assumed our unfunded capital commitment. Accordingly, as of March 31, 2009, we had no further commitment with respect to this investment.

        In June 2008, we sold 11 whole loans to a third party (See Note 5). In connection with the sale, we entered into a yield maintenance agreement that serves to protect the buyer against potential prepayments of those 11 whole loans. In accordance with the agreement, we deposited $4,096 into a

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

10. COMMITMENTS AND CONTINGENCIES (Continued)

restricted trust account to serve as collateral for the potential loss contingency. The agreement provides for the quarterly release to either the buyer or us of a proportionate share of the collateral contingent on any prepayments of the 11 whole loans. During the three months ended March 31, 2009, no release was made to us from the restricted trust account. As of March 31, 2009, our maximum loss contingency under this agreement totaled $3,943. As of March 31, 2009, we had an accrued loss contingency totaling $860 based on assumptions developed by management relating to the timing and value of expected prepayments on the 11 loans. The loss contingency was recorded as additional realized loss on the sale of real estate loans in our statement of operations during 2008.

11. RISK MANAGEMENT TRANSACTIONS

        We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources and duration of our debt funding and the use of derivative financial instruments. Specifically, we have entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing and duration of our known or expected cash receipts and our known or expected cash payments principally related our borrowings.

        Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from counterparties in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

        As of March 31, 2009 and December 31, 2008, we did not have any foreign currency swaps in place.

        The fair value of our derivatives as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
Derivative Liabilities:
Interest rate swaps	$30,850	$37,659
Credit default swaps	15,374	19,140
Interest payable—swap	401	366
Other	442	481

Total derivative liabilities	$47,067	$57,646

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

11. RISK MANAGEMENT TRANSACTIONS (Continued)

        The notional amount of our open undesignated interest rate swap positions as of March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008
Interest rate swaps on CDO I notes	$43,445	$44,549
Interest rate swaps on CDO II notes	240,467	240,467

	$283,912	$285,016

        As of March 31, 2009 and December 31, 2008, we had unhedged liabilities under our secured revolving credit facility totaling $28,920 and $32,920, respectively.

        The change in unrealized gains (loss) on interest rate swaps designated as cash flow hedges is separately disclosed in the statement of changes in stockholders' equity. As of March 31, 2009 and December 31, 2008, unrealized losses aggregating $10,071 and $10,539, respectively, on active cash flow hedges were recorded in accumulated other comprehensive income (loss). The net unamortized deferred losses on settled and unsettled swaps as of March 31, 2009 and December 31, 2008 were $10,071 and $10,539, respectively, and are being amortized into earnings through interest expense.

        Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of SFAS 133. Changes in the fair value of derivatives not designated in hedging relationships recorded directly in earnings for the three months ended March 31, 2009 and 2008 totaled $3,724 and $(7,688), respectively.

        As a result of the sale of our Agency MBS portfolio and related repayment of our repurchase agreements in 2008, we determined that it was no longer probable that the future repurchase agreements that certain of our interest rate swaps were hedging would occur. As a result, we reclassified $9,666 of realized and unrealized loss out of accumulated other comprehensive income (loss) into realized and unrealized gain (loss) on derivatives in the consolidated statement of operations in the first quarter of 2008.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

11. RISK MANAGEMENT TRANSACTIONS (Continued)

        The components of our accumulated derivative gain (loss) included in other comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2009	2008
Net unrealized accumulated derivative loss on active interest rate swaps—beginning of period	$(10,539)	$(25,219)
Net change in active and settled swaps	—	(4,128)
Net realized losses on settled swaps reclassified into earnings	—	8,982
Net realized losses on settled and active swaps amortized into earnings	468	145

Net unrealized accumulated derivative loss on active interest rate swaps—end of period	$(10,071)	$(20,220)

        Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During 2009, we estimate that an additional $903 will be reclassified as an increase in interest expense. During the three months ended March 31, 2009 and 2008, we accelerated the reclassification of amounts in other comprehensive loss to earnings as a result of the hedged forecasted transactions becoming probable not to occur, and the accelerated amounts were losses of $167 and $0, respectively.

        The components of net realized and unrealized loss on derivatives are as follows:

	Three Months Ended March 31,
	2009	2008
Realized/unrealized gains (losses) on credit default swaps ("CDS")	$78	$(12,542)
Unrealized losses on hedge ineffectiveness	—	(10,789)
Unrealized gains (losses) on economic hedges not designated for hedge accounting	3,724	(7,688)
Net realized losses on settlement of interest rate swaps	—	(12,510)
Premium earned on CDS	75	202
Swap transaction expense	(6)	(55)

Net realized and unrealized gains (losses) on derivatives	$3,871	$(43,382)

        As of March 31, 2009 and December 31, 2008, we were not required to provide any collateral in respect of our interest rate swaps.

        The maturities of the notional amounts of our interest rate swaps outstanding as of March 31, 2009 are as follows: $43,445 in 2013 and $240,467 in 2018.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

11. RISK MANAGEMENT TRANSACTIONS (Continued)

        As of March 31, 2009 and December 31, 2008, we held various credit default swaps, as the protection seller, with notional amounts (maximum exposure to loss) of $16,312 and $20,000, respectively. A credit default swap is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard CDS contract, one party, referred to as the protection buyer, purchases credit default protection from another party, referred to as the protection seller, for a specific notional amount of obligations of a reference entity. In these transactions, the protection buyer pays a premium to the protection seller. The premium generally is paid monthly in arrears, but may be paid in full up front in the case of a CDS with a short maturity. Generally, if a credit event occurs during the term of the CDS, the protection seller pays the protection buyer the notional amount and takes delivery of the reference entity's obligation. CDS are generally unconditional, irrevocable and non-cancelable. During the three months ended March 31, 2008, we closed out six CDS on single names in an aggregate notional amount of $55,000, with a realized loss of approximately $30,249, of which $19,780 was accrued in 2007 as an unrealized loss. At March 31, 2009, the fair value of our net liability relating to credit default swap contracts was $15,374, compared to a net liability of $19,140 at December 31, 2008, primarily as a result of the occurrence of a credit event on the reference obligation underlying one of our CDS on which we sold protection, which required us to make payments on that CDS. As of March 31, 2009, we had posted cash of $18,297 as collateral in connection with our single name CDS, which is included in restricted cash on the balance sheet. During the three months ended March 31, 2009, there was a credit event with respect to one of our CDS that required us to make payments in March 2009 and April 2009 totaling $2,463 and $1,225, respectively; the $1,225 payable in April 2009 is included in accounts payable, accrued expenses and cash collateral payable on our March 31, 2009 balance sheet. In connection with and after receipt of the April 2009 payment, the counterparty to that CDS returned to us $1,450 of the cash collateral we had posted in respect of that CDS, which cash was included in restricted cash on our March 31, 2009 balance sheet.

        The components of our outstanding credit default swaps as of March 31, 2009 are as follows:

	FHLT 2005-1 M8	OOMLT 2005-3 M9		Total
Notional amount	$10,000	$ 6,312	(1)	$16,312
Expiration date	6/25/2035	8/25/2035
Fair value	$ (9,117)	$(6,257)		$(15,374)
Exposure to loss	$ 883	$ 55		$938

(1)
This amount gives effect to the credit event discussed above.

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

March 31, 2009
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

        In March 2005, we adopted a Long-Term Incentive Plan (the "Plan") that provides for awards under the Plan in the form of stock options, stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, deferred stock units and other performance awards. Our Manager and our officers, employees, directors, advisors and consultants who provide services to us are eligible to receive awards under the Plan. The Plan has a term of 10 years and, based on awards since adoption, limits awards through December 31, 2009 to a maximum of 2,502,180 shares of common stock. For subsequent periods, the maximum number of shares of common stock that may be subject to awards granted under the Plan can increase by 10% of the difference between the number of shares of common stock outstanding at the end of the current calendar year and the prior calendar year. In no event will the total number of shares that can be issued under the Plan exceed 10,000,000.

        In connection with the Plan, a total of 84,000 shares of restricted common stock and 126,000 stock options (exercise price of $25 per share) were granted to our Manager in March 2005. The Manager subsequently transferred these shares and options to certain of its officers and employees, certain of our directors and other individuals associated with our Manager who provide services to us. The restrictions on the restricted common stock lapse and full rights of ownership vest for one-third of the restricted shares and options on each of the first three anniversary dates of issuance. Vesting is predicated on the continuing involvement of our Manager in providing services to us. In addition, 3,500 shares of unrestricted stock were granted to the independent members of our board of directors in March 2005 in lieu of cash remuneration. The independent members of our board of directors fully vested in the shares on the date of grant.

        During the three months ended March 31, 2009, we did not issue any shares of restricted common stock, but we did issue 65,458 deferred stock units to certain independent members of our board of directors. Of these amounts, 40,385 deferred stock units were issued in lieu of cash remunerations. These independent members of our board of directors fully vested in the deferred stock units at the date of grant.

        For the three months ended March 31, 2009 and 2008, $46 and $114, respectively, was expensed relating to the amortization of deferred stock units.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

12. STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE PLAN (Continued)

        Accumulated other comprehensive income (loss) for the three months ended March 31, 2009 and 2008 was comprised of the following:

	Three Months Ended March 31,
	2009	2008
Net unrealized gains on available-for-sale securities	$919	$85
Net realized and unrealized losses on interest rate swap and cap agreements accounted for as cash flow hedges	(10,071)	(20,220)

Total accumulated other comprehensive loss	$(9,152)	$(20,135)

        Total comprehensive loss totaled $9,318 and $140,670 for the three months ended March 31, 2009 and 2008, respectively.

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

        As of March 31, 2009 and December 31, 2008, the mortgage loans in the underlying collateral pools for all securities we owned were secured by properties predominantly in Arizona (10% in 2009, 10% in 2008), California (13% in 2009, 14% in 2008), Florida (5% in 2009, 5% in 2008), New York (12% in 2009, 13% in 2008) and Texas (13% in 2009, 12% in 2008). All other states or countries comprise individually less than 5% as of March 31, 2009 and December 31, 2008.

        As of March 31, 2009 and December 31, 2008, we had a concentration of tenant risk relating to our commercial real estate properties. Our commercial real estate properties are leased on a triple net basis to JPMorgan Chase under leases that expire in 2021 for our Houston, Texas and Phoenix, Arizona properties and in 2027 for our Arlington, Texas property. In addition, rental income from our commercial real estate segment represented 28.1% and 11.6% of our total revenue for the three months ended March 31, 2009 and 2008, respectively.

14. RELATED PARTY TRANSACTIONS

        We have entered into a management agreement, as amended (the "Agreement"), with our Manager. The initial term of the Agreement expired in December 2008 and was renewed for a one-year term. After the initial term, the Agreement will be automatically renewed for a one-year term each anniversary date thereafter unless we or our Manager terminate the Agreement. The Agreement provides that our Manager will provide us with investment management services and certain

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

14. RELATED PARTY TRANSACTIONS (Continued)

administrative services and will perform our day-to-day operations. The monthly base management fee for such services is equal to 1.5% of one-twelfth of our equity, as defined in the Agreement, payable in arrears. In future periods, to the extent that our equity is negative, we expect that our base management fee would be zero.

        In addition, under the Agreement, our Manager earns a quarterly incentive fee equal to 25% of the amount by which the quarterly net income per share, as defined in the Agreement (which principally excludes the effect of stock compensation and the unrealized change in derivatives), exceeds an amount equal to the product of the weighted average of the price per share of the common stock we issued in the Private Offering and in the Public Offering and the price per share of common stock in any subsequent offerings by us, multiplied by the higher of (i) 2.4375% or (ii) 25% of the then applicable 10 year Treasury note rate plus 0.50%, multiplied by the then weighted average number of outstanding shares for the quarter. The incentive fee is paid quarterly. The Agreement provides that 10% of the incentive management fee is to be paid in shares of our common stock (providing that such payment does not result in our Manager owning directly or indirectly more than 9.8% of our issued and outstanding common stock) and the balance is to be paid in cash. Our Manager may, at its sole discretion, elect to receive a greater percentage of its incentive management fee in shares of our common stock. No incentive management fees were incurred during each of the three months ended March 31, 2009 and 2008 were $0.

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

        We issued to our Manager 84,000 shares of our restricted common stock and granted options to purchase 126,000 shares of our common stock for a 10 year period at a price of $25 per share in March 2005. We issued to one of our directors 2,000 shares of restricted stock in May 2007 which vested on the first anniversary of their date of issuance, and we issued to one of our directors 2,000 shares of restricted stock in June 2008, which will vest on the first anniversary of their date of issuance. For the three months ended March 31, 2009 and 2008, the base management expense was $0 and $694, respectively. Included in the management fee expense for the three months ended March 31, 2009 and 2008 is $0 and $(27), respectively, of amortization of stock-based compensation related to restricted stock and options granted. For management fees earned during the three months ended March 31, 2008, we issued to our Manager 68,338 shares of common stock on May 2, 2008.

        The Agreement provides that we are required to reimburse our Manager for certain expenses incurred by our Manager on our behalf provided that such costs and reimbursements are no greater

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

14. RELATED PARTY TRANSACTIONS (Continued)

than that which would be paid to outside professionals or consultants on an arm's length basis. For the three months ended March 31, 2009 and 2008, we were not charged any reimbursable costs by our Manager.

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

        The following amounts from related party transactions are included in our consolidated statements of operations for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Interest expense on indebtedness to related parties	$248	$2,200
Interest income from rent enhancement receivables from related parties	200	233
Loss from equity investment in private investment fund managed by related party	—	40

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

14. RELATED PARTY TRANSACTIONS (Continued)

        The following amounts from related party transactions are included in our consolidated balance sheets as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Interest payable on indebtedness to related parties	$42	$57
Rent enhancement receivable from related parties	13,198	13,828
Secured revolving credit facility, related party	28,920	32,920

        We and our Manager have entered into sub-advisory agreements with other affiliated entities and the fees payable under such agreements will be paid from any management fees earned by our Manager. In addition, certain of these affiliated sub-advisory entities introduce investments to us from time to time, although none of these affiliated entities introduced investments to us that we acquired during the three months ended March 31, 2009 or 2008.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

15. EARNINGS PER SHARE

        The following table sets forth the calculation of Basic and Diluted EPS for the three months ended March 31, 2009 and 2008 (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Net Loss	Weighted Average Number of Shares Outstanding(1)	Per Share Amount	Net Loss	Weighted Average Number of Shares Outstanding(1)	Per Share Amount
Basic EPS:
Net loss per share of common stock	$(9,981)	25,131,361	$(0.40)	$(137,686)	24,750,048	$(5.56)
Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	—		—	—

Diluted EPS:
Net loss per share of common stock and assumed conversions	$(9,981)	25,131,361	$(0.40)	$(137,686)	24,750,048	$(5.56)

(1)
Including other participating securities.

        As of March 31, 2009 and March 31, 2008, options to purchase a total of 130,000 shares of common stock have been excluded from the computation of diluted EPS as they were determined to be antidilutive.

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

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

16. SEGMENT REPORTING (Continued)

        The following table summarizes our segment reporting for the three months ended March 31, 2009 and 2008 our total assets as of March 31, 2009 and December 31, 2008:

	Securities, Loans and Other	Commercial Real Estate	Total
Three Months ended March 31, 2009
Total revenues	$14,365	$5,604	$19,969
Interest expense	(3,463)	(3,070)	(6,533)
Depreciation and amortization expense	—	(3,022)	(3,022)
Provision for loss on real estate loans	(6,758)	—	(6,758)
Total expenses	(11,346)	(6,506)	(17,852)
Income (loss) before other revenues (expenses)	3,019	(902)	2,117
Realized and unrealized gain on derivatives	3,871	—	3,871
Impairment of available-for-sale securities	(5,784)	—	(5,784)
Net change in assets and liabilities valued under FVO	(9,876)	—	(9,876)
Total other expenses	(12,098)	—	(12,098)
Net loss	(9,079)	(902)	(9,981)
Three Months ended March 31, 2008
Total revenues	$43,218	$5,662	$48,880
Interest expense	(21,172)	(3,096)	(24,268)
Depreciation and amortization expense	—	(3,022)	(3,022)
Provision for loss on real estate loans	(9,063)	—	(9,063)
Total expenses	(32,516)	(6,559)	(39,075)
Income (loss) before other revenues (expenses)	10,702	(897)	9,805
Realized and unrealized loss on derivatives	(43,382)	—	(43,382)
Impairment of available-for-sale securities	(67,154)	—	(67,154)
Net change in assets and liabilities carried under FVO	(32,848)	—	(32,848)
Total other expenses	(147,491)	—	(147,491)
Net loss	(136,789)	(897)	(137,686)
March 31, 2009
Total assets	$93,137	$319,438	$412,575
December 31, 2008
Total assets	$126,647	$321,654	$448,301

17. SUBSEQUENT EVENTS

        In May 2009, we declared a quarterly dividend of $0.10 per share, which is expected to be paid on July 31, 2009 to our stockholders of record as of June 30, 2009.

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

Overview

        We are a specialty finance company formed on January 25, 2005 by Hyperion Brookfield Asset Management, Inc., which we refer to as Hyperion Brookfield, to invest in commercial real estate, real estate loans, real estate related securities, such as commercial and residential mortgage-backed securities, and various other asset classes. We commenced operations in March 2005. We have elected and qualified to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005 and expect to qualify as a REIT in subsequent tax years. We manage the composition of our portfolio so that we will qualify for an exclusion from regulation under the Investment Company Act of 1940. We are externally managed by Hyperion Brookfield Crystal River Capital Advisors, LLC, which we refer to as our Manager, a wholly-owned subsidiary of Brookfield Asset Management Inc.

        Since we commenced operations in March 2005, we have invested in Agency mortgage-backed securities, non-agency residential mortgage-backed securities, commercial mortgage- backed securities, other commercial mortgage loan products, including whole loans, A Notes, B Notes, mezzanine loans, and investments in funds that invest in whole loans, A Notes, B Notes, and mezzanine loans, and purchased commercial real estate properties. We also have taken positions in various credit default swaps relating to commercial mortgage-backed securities and residential mortgage-backed securities and have entered into interest rate swaps to hedge the basis risk of our floating rate liabilities. We have leveraged our portfolio in order to achieve attractive risk-adjusted returns. We have issued four types of liabilities:

  •
  trust preferred securities;

  •
  CDO liabilities;

  •
  secured mortgage debt; and

  •
  short-term liabilities.

        We completed a private offering of 17,400,000 shares of our common stock in March 2005 in which we raised net proceeds of approximately $405.6 million. We completed our initial public offering of 7,500,000 shares of our common stock in August 2006 in which we raised net proceeds of approximately $158.6 million. Between August 2007 and November 2007, we purchased 299,300 shares of our common stock in open market purchases. As of March 31, 2009, our portfolio was comprised of commercial mortgage-backed securities (CMBS), commercial real estate loan investments, residential mortgage-backed securities (RMBS), operating real estate and other investments of approximately $289.3 million, and have issued debt with carrying value totaling approximately $335.4 million. The resulting GAAP-reported stockholders' deficit of $49.2 million represents a reduction of $613.4 million of the net amounts raised in 2005 and 2006. This reduction in stockholders' equity can be attributed to the following general areas:

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

Trends; Current Market Environment; Current Portfolio Considerations

        In July 2007, the commercial real estate finance sector began to show serious signs of liquidity-related distress. This was in addition to the distress that had already begun in the securitized residential products markets. Now, almost two years into the world-wide financial crisis, commercial real estate credit markets have begun to experience a second layer of stress, as adverse credit events at the underlying loan level have begun to increase, and, in the residential sector, many of the long-awaited losses from the high delinquency levels have percolated through the various structures. The dual factors of diminishing liquidity and increasing incurrence of adverse credit events place a lot of stress on commercial and residential real estate credit investors. We believe that the entities that are successful in navigating through these conditions will be the entities that have the foresight to reduce their liabilities while at the same time being successful in managing their respective credit risk.

        The U.S. federal government has recently enacted several programs with the intent of stabilizing the financing markets. These programs include the Troubled Assets Relief Program (TARP), the Term Asset-Backed Securities Loan Facility (TALF) and the Public-Private Investment Program (PPIP), among others. While we are cautiously optimistic that the recently enacted governmental programs will have some positive impact on the housing markets and the lending environment, we do not believe that the overall market will stabilize until (a) home prices firm up and the impact of these lower home prices works through the various real estate financing markets, and (b) commercial lending markets become functional and the borrowers in these markets readjust their valuations and expectations to reflect a much less aggressive lending environment.

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

        We believe the following trends may also affect our business:

        Uncertain interest rate environment—The credit market disruption that has persisted since the summer of 2007 continues to have a dramatic effect on the economy. The distress in the financial markets has led to significant changes in Federal Reserve Monetary Policy, in the form of lower rates and through direct financing to primary dealers and lending to facilitate the buy-out of a major broker-dealer. However, pressure from a pull back in lending and credit provision still weighs heavily on the consumer and on the residential housing markets. Continued weakness in the residential real estate markets and lending environment is likely to persist, and in general should result in slower U.S. economic growth. Additionally, lower rates have not resulted in dramatically increased prepayment speeds, largely given the constraints around lending, which have increased even on the part of the U.S. Government-sponsored entities.

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

        Liquidity—Managing liquidity has become a priority for our company. Whereas most of our assets, such as the commercial real estate properties and the assets held by our CDOs, have been financed with long-term liabilities, some of our assets are financed short-term while they are in transition toward longer-term financing solutions. In the current economic environment, these short-term financings typically are collateralized borrowings under our revolving credit facility or, when available and when we deem appropriate, borrowings under collateralized reverse repurchase agreements. As asset values decline, margin calls from our financing counterparties place demands on our cash and other liquidity sources. This can force us to sell assets and de-leverage the balance sheet, which could negatively impact earnings and negatively impact our ability to make distributions to our stockholders. As of March 31, 2009, we had reduced our exposure to margin calls to $0.9 million on our credit default swaps, and we had unencumbered assets at such date that provided us with $9.3 million of additional borrowing capacity under our secured financing facility.

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

        We believe that, at this time, the underlying losses in the sub-prime market have not fully manifested themselves in the securitizations. Accordingly, there are a number of factors that can help to mitigate issues before they fully impact the market. The government does have a number of programs that it can utilize to help the conditions in the mortgage industry. Currently, the lending limits for Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association have been raised. As well, recent legislation has expanded and modernized the FHA programs to make financing available at affordable terms to delinquent borrowers. At the margin, programs that will have the effect of reducing foreclosure inventory will be helpful to the resolution of home price declines. However, given the current interest rate environment, the U.S. government has little room to further decrease the Fed Funds rate.

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

        For a discussion of additional risks relating to our business see the risk factors included as Exhibit 99.1 to this Form 10-Q, which update the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Estimates

        Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. These include fair market value of certain investments, debt obligations and derivative assets and liabilities, amount and timing of credit losses, prepayment assumptions, and other items that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., market values change due to changes in supply and demand, credit performance, prepayments, interest rates, or other reasons; yields change due to changes in credit outlook and loan prepayments) will occur in the near future. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on the experience of Brookfield's, Hyperion Brookfield's and our management, along with their analysis of historical and current market data, in order to arrive at what we believe to be reasonable estimates. See Note 2 to our consolidated financial statements contained elsewhere herein for a complete discussion of our accounting policies. Our estimates are inherently subjective in nature and actual results could differ from our estimates and differences may be material. We have identified our most critical accounting estimates to be the following:

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

        Our maximum exposure to loss as a result of our investment in these special-purpose entities totaled $13.2 million as of March 31, 2009.

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

        The three approaches described within SFAS 157 are consistent with generally accepted valuation methodologies. While all three approaches are not applicable to all assets or liabilities accounted for at fair value, where appropriate and possible, one or more valuation techniques may be used. The selection of the valuation method(s) to apply considers the definition of an exit price and the nature of the asset or liability being valued and significant expertise and judgment is required. For assets and liabilities accounted for at fair value, valuation techniques are generally a combination of the market and income approaches. For the three months ended March 31, 2009, the application of valuation techniques applied to similar assets and liabilities has been consistent.

        During the three months ended March 31, 2009, our assets measured at fair value on a recurring basis reflected as Level 3 decreased largely as a result of principal repayments of CMBS and Non-Agency RMBS totaling $0.1 million and spread widening on our CMBS and Non-Agency RMBS. The significant amount of our available-for-sale securities reflected as Level 3 is a result of the reduction of liquidity in the capital markets that resulted in a decrease in the observability of the significant inputs used in determining fair value. Management determined the classification level of each security based upon a review of the pricing source used (non-binding broker quotes, pricing services or fair value determinations by management).

        During the three months ended March 31, 2009, our liabilities measured at fair value on a recurring basis reflected as Level 3 decreased by $20.5 million, as a result of the occurrence of a credit event with respect to the reference obligation underlying one of our CDS on which we sold protection, which required us to make payments on that CDS, and spread tightening on our collateralized debt obligations. The significant amount of our collateralized debt obligations reflected as Level 3 is a result of the reduction of liquidity in the capital markets that resulted in a decrease in the observability of the significant inputs used in determining fair value.

        The following table summarizes the sources from which fair value was determined on our assets and liabilities measured at fair value on a recurring basis that were classified as Level 3 as of March 31, 2009.

	Available-for- Sale Securities	%	Derivative Liabilities	%	Collateralized Debt Obligations	%
	($ in millions)
Non-binding quote(s) from dealers in securities	$13.3	24.8%	$46.7	100.0%	$35.5	100.0%
Independent pricing service	37.3	69.6%	—	0.0%	—	0.0%
Fair Value determinations by management	3.0	5.6%	—	0.0%	—	0.0%

Total	$53.6	100.0%	$46.7	100.0%	$35.5	100.0%

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

        The determination of other-than-temporary impairment is made at least quarterly. If we determine an impairment to be other than temporary we will need to realize a loss that would have an impact on future income. Under the guidance provided by SFAS 115, a security is impaired when its fair value is less than its amortized cost and we do not intend to hold that security until we recover its amortized cost or until its maturity. For the three months ended March 31, 2009, we recorded an impairment charge on 52 RMBS and 31 CMBS totaling $5.2 million. We determined these securities to be impaired because of the decline in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets. In addition, we recognized impairments totaling $0.6 million on 7 RMBS and 8 CMBS during the three months ended March 31, 2009. These impairments are attributed to other than temporary declines in market values and are primarily a consequence of the severity of the decline in market values resulting from wider spreads. As of March 31, 2009, we still owned 98 of the securities that we impaired during 2009.

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

        In addition, we had $290.9 million of notional interest rate positions relating to our CDOs that no longer qualified for hedge accounting at the date of adoption. Starting in 2008, changes in fair value and net cash settlements are recorded in our statement of operations.

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

        At March 31, 2009, we were a party to two interest rate swaps with a notional par value of approximately $283.9 million; the fair value of our net liability relating to interest rate swaps was approximately $30.8 million, which is included in our derivative assets and derivative liabilities, and we had accrued interest payable of approximately $0.4 million on our interest rate swaps at such date. We entered into these interest rate swaps to seek to mitigate our interest rate risk for the specified future time period, which is defined as the term of the swap contracts. Based upon the market value of these interest rate swap contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts.

        As of March 31, 2009 and December 31, 2008, respectively, we had two credit default swaps ("CDS") with notional par values (our maximum exposure to loss) of $16.3 million and $20.0 million that are reflected on our balance sheet as a derivative liability at their fair value of approximately $15.4 million and $19.1 million, respectively. The fair value of the CDS depends on a number of factors, primarily premium levels, which are dependent on interest rate spreads. The CDS contracts are valued either by an independent third party pricing service or by using internally developed and tested market-standard pricing models that calculate the net present value of differences between future premiums on currently quoted market CDS and the contractual future premiums on our CDS contracts.

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

        Our policy for interest and penalties on material uncertain tax positions recognized in our consolidated financial statements is to classify these as interest expense and operating expense, respectively. However, in accordance with Financial Interpretation Number 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), we assessed our tax positions for all open tax years (Federal, years 2005 through 2008 and State, years 2005 through 2008) as of March 31, 2009 and concluded that we have no material FIN 48 liabilities to be recognized at this time.

Financial Condition

  Assets

        Our current portfolio consists of commercial mortgage-backed securities, residential mortgage-backed securities, commercial real estate loan investments, credit default swaps and operating real estate. All of our assets at March 31, 2009 were acquired with the net proceeds of approximately $405.6 million from our March 2005 private offering of 17,400,000 shares of our common stock, the net proceeds of approximately $158.6 million from our August 2006 initial public offering of 7,500,000 shares of our common stock, the net proceeds of approximately $48.6 million from our March 2007 issuance of trust preferred securities and our use of leverage.

  Mortgage-Backed Securities

        Our commercial mortgage-backed securities and residential mortgage-backed securities comprise 100% of our available-for-sale securities portfolio. We own these securities either directly on our balance sheet or in one of our two CDOs. We own the equity of each of the CDOs and it is through this equity investment that we participate in the investment performance of the portion of the available-for-sale securities portfolio that is owned by the CDOs. The commercial mortgage-backed securities and residential mortgage-backed securities segment of our portfolio at March 31, 2009 is summarized below:

	CMBS	RMBS
	(In thousands)
Amortized cost	$43,151	$8,843
Unrealized gains	1,399	169

Fair value	$44,550	$9,012

        As of March 31, 2009, the CMBS and RMBS in our portfolio purchased at a net premium or discount relative to their par value and our portfolio had a weighted average amortized cost of 5.3% and 3.3% of face amount, respectively. The CMBS and RMBS were valued below par at March 31, 2009 because we are investing in lower-rated bonds in the credit structure. There are no securities held at March 31, 2009 that are valued below their amortized cost, which is a security's original cost, as adjusted for the amortization of any discount or premium on the security, principal paydowns and any impairments or principal write-offs on the security.

        Our MBS holdings were as follows at March 31, 2009 ($ in millions):

						Weighted Average
			Fair Value at March 31, 2009
	Outstanding Face Amount at March 31, 2009	Amortized Cost Basis Before Impairments/ Adjustments (1)		Number of Securities (2)	Number of Trusts (3)	Rating (4)	Coupon	Yield (5)	WAL (6)
CMBS	$819.5	$43.2	$44.6	133	43	CCC	5.24%	116.45	6.69
Non-Agency RMBS-Prime	167.2	6.0	6.1	82	37	CCC-	4.20	210.30	5.65
Non-Agency RMBS-Sub Prime	100.8	2.8	2.9	39	24	CCC-	2.85	222.98	4.94
Preferred Stock	4.9	—	—	2	2	—	—	—	—

Total	$1,092.4	$52.0	$53.6	256	106

REIT ONLY (non-CDOs)
CMBS	$295.7	$11.1	$12.1	46	20	CC+	5.12%	132.59	4.28
Non-Agency RMBS-Prime	82.0	2.6	2.7	51	30	CC+	5.04	282.14	3.89
Non-Agency RMBS-Sub Prime	47.3	1.7	1.8	21	15	CCC-	2.78	219.39	4.54
Preferred Stock	4.9	—	—	2	2	—	—	—	—

Total	$429.9	$15.4	$16.6	120	67

CDOs ONLY
CMBS	$523.8	$32.1	$32.5	94	33	B	5.31%	110.46	7.59
Non-Agency RMBS-Prime	85.3	3.3	3.4	32	21	CCC	3.39	152.80	7.06
Non-Agency RMBS-Sub Prime	53.6	1.1	1.1	19	10	CC+	2.92	228.96	5.59

Total	$662.7	$36.5	$37.0	145	64

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

        The table below summarizes the credit ratings of our MBS investments at March 31, 2009:

	CMBS	Prime RMBS	Subprime RMBS	Total
	(In thousands)
AAA	$—	$—	$—	$—
AA	—	—	—	—
A	—	—	—	—
BBB	9,779	136	880	10,795
BB	6,759	1,130	103	7,992
B	11,301	1,777	203	13,281
Below B	16,711	3,086	1,697	21,494

Total	$44,550	$6,129	$2,883	$53,562

        Actual maturities of MBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The stated contractual final maturity of the mortgage loans underlying our portfolio of MBS ranges up to 28 years, but the expected maturity is subject to change based on the prepayments of the underlying loans. As of March 31, 2009, the average final contractual maturity of the mortgage portfolio was 2037.

        The constant prepayment rate, or CPR, attempts to predict the percentage of principal that will be prepaid over the next 12 months based on historical principal paydowns. As interest rates rise, the rate of refinancings typically declines, which we believe may result in lower rates of prepayment and, as a result, a lower portfolio CPR.

        The following table summarizes our CMBS and RMBS according to their estimated weighted average life classifications as of March 31, 2009:

	CMBS		RMBS
Weighted Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Less than one year	$—	$—	$337	$337
Greater than one year and less than five years	535	535	2,737	2,718
Greater than five years	44,015	42,616	5,938	5,788

Total	$44,550	$43,151	$9,012	$8,843

        The estimated weighted-average lives of the MBS in the tables above are based upon prepayment models obtained through subscription-based financial information service providers. The prepayment model considers the current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loan, loan age, margin and volatility.

        The actual weighted average lives of the MBS in our investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and are sensitive to changes in both prepayment rates and interest rates.

  Commercial Mortgage-Backed Securities

        Our CMBS portfolio consists of CMBS that we own directly and CMBS that are owned by our CDOs. We directly own approximately $12.1 million in fair value of CMBS. These securities have a weighted average rating of CC+, are priced at a weighted average price to par of 4.1%, and are projected to yield 132.6% of their current fair value on a loss-adjusted basis. Approximately 85.7% of the CMBS that we own directly is part of a portfolio that we refer to as the "CMBS Primary Asset." The CMBS Primary Asset is a sub-portfolio that consists of our holdings in 11 CMBS securitizations in which we, either directly or through our CDOs, own a portion of the first loss tranche. The CMBS Primary Asset is further illustrated below.

        Within our two CDOs, we own approximately $32.5 million in fair value of CMBS. These securities have a weighted average rating of B, are priced at a weighted average price to par of 6.2%, and are projected to yield 110.5% of their current fair value on a loss-adjusted basis. However, the receipt of cash flows from this portion of our CMBS portfolio is governed by the waterfalls within the respective CDO indentures, which are further described below. Approximately 51.7% of the CMBS that we own within our two CDOs are part of the CMBS Primary Asset.

Class Type	Directly Owned(1)	Owned by Our CDOs	Total	Average Rating
	(In thousands)
Primary Asset	$10,344	$16,783	$27,127	CCC-
Non-Primary Asset	1,723	15,700	17,423	B+

Total/Weighted Average	$12,067	$32,483	$44,550	CCC

(1)
Either by Crystal River Capital, Inc. or by one of its non-CDO subsidiaries.

  CMBS Primary Asset

        The following table sets forth some relevant characteristics of our CMBS Primary Asset.

Deal Name	Number of Tranches	Size of Securitization	Detachment Point(1)	Original Face Amount of Holdings	Outstanding Face Amount at March 31, 2009	Fair Value at March 31, 2009	Rating Range	Current Delinquency	Cumulative Losses to Date(2)	Weighted Average Coupon
	($ in thousands)
BACM 2006-2	7	$2,650,406	3.31%	$32,330	$32,330	$1,387	BB+ – NR	1.36%	$—	5.48%
BACM 2007-2	7	3,157,645	3.14	35,330	35,330	1,347	BB+ – NR	2.52	—	5.37
BSCMS 2005-PWR9	9	2,074,144	5.45	83,001	83,001	5,533	BBB – NR	0.26	—	4.86
BSCMS 2006-PW13	8	2,850,708	4.21	55,816	55,816	2,636	BBB- – NR	0.76	—	5.51
COMM 2007-C9	7	3,052,291	3.84	50,658	50,658	1,898	BB+ – NR	1.18	—	5.24
CSMC 2006-C1	8	2,925,080	4.24	82,833	82,833	3,917	BBB- – NR	1.24	—	5.32
CSMC 2006-C4	8	4,240,587	4.16	77,931	77,931	2,747	BBB- – NR	3.06	—	5.61
GMACC 2005-C1	7	2,086,897	3.04	53,928	46,398	2,997	BB+ – NR	2.04	7,530	4.48
WBCMT 2005-C18	8	1,351,571	5.48	39,196	39,196	1,796	BBB – NR	0.78	—	4.75
WBCMT 2006-C29	7	3,365,910	2.63	32,600	32,600	1,308	BB+ – NR	2.74	—	5.07
WBCMT 2007-C31	9	5,823,443	3.26	42,503	42,503	1,561	BB+ – NR	2.33	—	5.13

Total/Weighted Average	85	$33,578,682	3.73%	$586,126	$578,596	$27,127	BBB – NR	1.86%	$7,530	5.18%

(1)
A deal's detachment point is the senior limit to our credit exposure within that securitization.

(2)
Actual losses based on securities we own.

        The following table sets forth some relevant characteristics of our CMBS portfolio by vintage.

	Vintage
					Total/ Weighted Average
CMBS Characteristics as of March 31, 2009	2002	2005	2006	2007
	($ in millions)
Weighted Average Rating	B	B-	CCC	CC+	CCC
Number of Securities	3	39	60	31	133
Original Face Amount	$2.8	$295.6	$367.9	$160.7	$827.0
Outstanding Face Amount	$2.8	$288.1	$367.9	$160.7	$819.5
Amortized Cost Basis	$0.5	$20.0	$17.1	$5.6	$43.2
Fair Value	$0.5	$20.9	$17.1	$6.1	$44.6
Percentage of Total Fair Value(1)	1.12%	46.86%	38.34%	13.68%	100.00%
Coupon	4.94%	4.94%	5.51%	5.18%	5.24%
Market Yield(2)	67.16%	86.19%	140.23%	158.03%	116.45%
Expected Principal Return(3)	100.00%	51.14%	37.20%	25.99%	40.11%
WAL(4)	3.63	7.33	6.38	5.66	6.69
Principal Subordination(5)	3.63%	2.25%	1.74%	1.45%	1.87%
Delinquency Rate 60+(6)	1.54%	1.37%	1.19%	0.99%	1.22%
Collateral Cumulative Losses to Date	0.00%	0.06%	0.01%	0.00%	0.03%
Cumulative Losses to Date(7)	0.00%	2.23%	0.00%	0.00%	0.90%

(1)
The proportion of our CMBS portfolio comprised of the respective vintage; based on fair value of our CMBS portfolio as of March 31, 2009.

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

  Residential Mortgage-Backed Securities

        Our RMBS portfolio consists of RMBS that we own directly and RMBS that are owned by one of our CDOs. We directly own approximately $4.5 million in fair value of RMBS, which consists of $2.7 million of prime RMBS and $1.8 million of sub-prime RMBS. The prime bonds have a weighted average rating of CC+, are priced at a weighted average price to par of 3.3% and are projected to yield 282.1% of their current fair value on a loss-adjusted basis. The sub-prime bonds have a weighted average rating of CCC-, are priced at a weighted average price to par of 3.8% and are projected to yield 219.4% of their current fair value on a loss-adjusted basis.

        Within our two CDOs, we own approximately $4.5 million in value of RMBS, which consists of $3.4 million of prime RMBS and $1.1 million of sub-prime RMBS. The prime bonds have a weighted average rating of CCC, are priced at a weighted average price to par of 4.0%, and are projected to yield 152.8% of their current fair value on a loss-adjusted basis. The sub-prime bonds have a weighted average rating of CC+, are priced at a weighted average price to par of 2.1%, and are projected to yield 229.0% of their current fair value on a loss-adjusted basis. However, the receipt of cash flows from this portion of our RMBS portfolio is governed by the waterfalls within the respective CDO indentures, which are further described below.

        The following table sets forth some relevant characteristics of our prime RMBS portfolio by vintage. We did not purchase any prime RMBS from the 2008 vintage.

	Vintage
						Total/ Weighted Average
Prime RMBS Characteristics as of March 31, 2009	2003	2004	2005	2006	2007
	($ in millions)
Weighted Average Rating	CCC	CC+	CCC-	CC+	CC+	CCC-
Number of Securities	4	10	58	3	7	82
Outstanding Face Amount	$3.5	$13.5	$132.2	$3.8	$14.2	$167.2
Amortized Cost Basis	$0.7	$0.6	$4.1	$0.2	$0.4	$6.0
Fair Value	$0.7	$0.6	$4.2	$0.2	$0.4	$6.1
Percentage of Total Fair Value(1)	11.48%	9.84%	68.85%	3.28%	6.55%	100.0%
Coupon	5.17%	3.61%	3.93%	8.13%	6.00%	4.20%
Market Yield(2)	61.68%	98.22%	244.53%	315.78%	229.85%	210.30%
Expected Principal Return(3)	67.61%	20.52%	13.15%	1.99%	0.21%	13.54%
WAL(4)	7.78	4.63	5.96	3.35	1.68	5.65
Principal Subordination(5)	0.12%	1.15%	0.75%	0.43%	0.14%	0.71%
Collateral Factor(6)	58.29%	31.36%	47.13%	84.76%	87.23%	50.35%
Bond Factor(7)	91.96%	68.09%	82.66%	96.70%	89.36%	82.56%
One Month CPR(8)	11.33	15.31	14.99	10.70	14.17	14.77
Delinquency Rate 60+(9)	0.54%	11.65%	11.61%	1.91%	2.93%	10.42%
Collateral Cumulative Losses to Date	0.00%	0.39%	0.29%	0.08%	0.11%	0.27%
Cumulative Losses to Date(10)	0.38%	4.17%	5.46%	0.00%	20.32%	5.67%

(1)
The proportion of our prime RMBS portfolio comprised of the respective vintage; based on fair value of our prime RMBS portfolio as of March 31, 2009.

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

	Vintage
				Total/ Weighted Average
Sub-prime RMBS Characteristics as of March 31, 2009	2005	2006	2007
	($ in millions)
Weighted Average Rating	CCC-	B-	NR	CCC-
Number of Securities	24	13	2	39
Outstanding Face Amount	$69.7	$22.0	$9.1	$100.8
Amortized Cost Basis	$1.6	$0.7	$0.5	$2.8
Fair Value	$1.7	$0.7	$0.5	$2.9
Percentage of Total Fair Value(1)	58.62%	24.14%	17.24%	100.0%
Coupon	3.14%	1.91%	2.97%	2.85%
Market Yield(2)	209.79%	170.14%	331.99%	222.98%
Expected Principal Return(3)	6.19%	21.27%	0.00%	8.92%
WAL(4)	5.10	7.85	0.67	4.94
Principal Subordination(5)	3.85%	2.54%	2.13%	3.41%
Current Overcollateralization	0.58%	0.90%	1.20%	0.70%
Excess Spread(6)	0.49%	0.48%	0.25%	0.47%
Collateral Factor(7)	21.87%	42.70%	79.26%	31.61%
Bond Factor(8)	77.28%	92.92%	100.00%	82.74%
One Month CPR(9)	18.17	20.20	15.78	18.40
Delinquency Rate 60+(10)	32.87%	30.68%	28.46%	31.99%
Collateral Cumulative Losses to Date	10.19%	7.16%	5.84%	9.14%
Cumulative Losses to Date(11)	7.81%	12.27%	0.00%	11.65%

(1)
The proportion of our sub-prime RMBS portfolio comprised of the respective vintage; based on fair value of our sub-prime RMBS portfolio as of March 31, 2009.

(2)
Market yield as reflected above is the implied loss-adjusted yield based on our expectation of future cash flows (i.e., taking into account assumed defaults) and the fair value of the security.

(3)
Percent of outstanding face amount that we currently project to be returned as principal.

(4)
Weighted average life.

(5)
Weighted average determined based on outstanding face amount owned.

(6)
Represents the weighted average excess spread over the applicable liability coupon for the month of March 2009, weighted by par amount.

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

  Equity Securities

        Our investment policies allow us to acquire equity securities, including common and preferred shares issued by other real estate investment trusts. At March 31, 2009, we held two investments in equity securities, each with a fair value of $0. These investments are classified as available for sale and thus carried at fair value on our balance sheet with changes in fair value recognized in accumulated other comprehensive income until realized or determined to be other than temporarily impaired.

  Changes in Carrying Value of Available-for-Sale Securities

        The following sets forth information regarding the changes in the carrying value of our available-for-sale securities during the three months ended March 31, 2009:

		Activity During Three Months Ended March 31, 2009
	December 31, 2008 Estimated Fair Value						March 31, 2009 Estimated Fair Value
Security Description		Sales	Principal Paydowns	Discount/ (Premium) Amortization	Impairments	Mark-to- Market Adjustments
	(In millions)
CMBS	$58.1	$—	$—	$0.6	$(3.3)	$(10.8)	$44.6
Non-Agency RMBS	14.8	—	(0.4)	0.5	(2.5)	(3.4)	9.0
Preferred stock	0.0	—	—	—	—	—	0.0

Total	$72.9	$—	$(0.4)	$1.1	$(5.8)	$(14.2)	$53.6

        The following sets forth information regarding the changes in the carrying value of our available-for-sale securities during the three months ended March 31, 2008:

		Activity During Three Months Ended March 31, 2008
	December 31, 2007 Estimated Fair Value						March 31, 2008 Estimated Fair Value
Security Description		Sales	Principal Paydowns	Discount/ (Premium) Amortization	Impairments	Mark-to- Market Adjustments
	(In millions)
CMBS	$399.4	$(4.1)	$(0.6)	$3.1	$(31.7)	$(95.0)	$271.1
Agency MBS	1,246.7	(1,178.0)	(60.4)	(0.4)	—	(7.9)	—
Non-Agency RMBS	168.4	—	(2.9)	5.5	(34.5)	(52.2)	84.3
Preferred stock	0.7	—	—	—	(1.0)	0.4	0.1

Total	$1,815.2	$(1,182.1)	$(63.9)	$8.2	$(67.2)	$(154.7)	$355.5

  Commercial Real Estate Loan Products

        At March 31, 2009, our commercial real estate loan investments are reported as held for investment (carried at amortized cost) and held for sale (carried at fair value). Real estate loans that are held for investment are periodically reviewed for impairment. As of March 31, 2009, we reported loans held for sale totaling $5.1 million and loans held for investment totaling $2.5 million. As of March 31, 2009, we had a loan loss reserve on one of our commercial real estate loans of $14.6 million and we had a valuation allowance of $6.4 million on our mezzanine loan held for investment at such date. Our commercial real estate loan investments as of March 31, 2009 are summarized below:

  Mezzanine Loans, Construction Loans and Whole Loans

	Mezzanine Loans(1)		Construction Loans(2)			Whole Loans		Total/ Weighted Average
	Fixed Rate	Floating Rate	Fixed Rate		Floating Rate	Fixed Rate	Floating Rate	Fixed Rate		Floating Rate
	(In millions)
Outstanding Face Amount	$17.4	$—	$14.6		$—	$—	$2.5	$32.0		$2.5
Carrying Value	5.1	—	—		—	—	2.5	5.1		2.5
Amortized Cost	17.4	—	14.6		—	—	2.5	32.0		2.5
Fair Value	5.1	—	—		—	—	1.8	5.1		1.8
Number of Loans	2	—	1		—	—	1	3		1
Number of loans that are delinquent	1	—	1		—	—	—	2		—
Weighted average interest rate	10.12%	—%	16.00	%(3)	—%	—%	n/a	10.12	%(4)	n/a
Weighted average spread over LIBOR	n/a	—%	n/a		—%	—%	3.25%	n/a		3.25%

(1)
Mezzanine loans amount excludes $6.4 million of valuation allowance on a mezzanine loan held for sale.

(2)
Construction loans amount excludes $14.6 million of loan loss allowance.

(3)
This construction loan has been placed on non-accrual status.

(4)
Excludes 16.00% fixed rate for the construction loan on non-accrual.

        As of March 31, 2009, we have the intent and ability to sell in the near future one of our mezzanine loans with a carrying value of $5.1 million. We did not record any valuation allowance during the three months ended March 31, 2009 on this mezzanine loan.

  Operating Real Estate

        At March 31, 2009, our commercial real estate portfolio is reported at cost of approximately $226.6 million, net of accumulated depreciation of approximately $12.9 million. The commercial real estate portfolio consists of three high-quality office buildings that are 100% leased on a triple-net basis to JPMorgan Chase. The buildings are financed with long-term fixed-rate mortgage loans.

        The tables below summarize our commercial real estate investments at March 31, 2009, all of which were office properties:

Total
(In millions)
Land	$17.4
Buildings and improvements	222.1

Commercial real estate, at cost	$239.5
Accumulated depreciation	(12.9)

Commercial real estate, net of depreciation	$226.6

Location	Tenant	Year of Lease Expiry	Total Area	Book Value(1)	Mortgage Debt	Net Book Equity
			(000s sq. ft.)	($ in millions)
Houston, Texas	JPMorgan Chase	2021	428.6	$59.9	$53.4	$6.5
Arlington, Texas	JPMorgan Chase	2027	171.5	21.3	20.9	0.4
Phoenix, Arizona	JPMorgan Chase	2021	724.0	148.7	145.1	3.6

Total			1,324.1	$229.9	$219.4	$10.5

(1)
Book value includes intangible assets and intangible liabilities, but excludes rent-enhancement and straight-line rent receivables.

  Rent Enhancement Receivable, Related Party

        At March 31, 2009, we had rent enhancement receivables from related parties totaling $13.2 million. The rent enhancements were negotiated as part of our purchase of our commercial real estate properties and reflect the below-market nature of the leases on those properties at the time we purchased them.

  Interest Receivable

        At March 31, 2009, we had interest receivable of approximately $4.1 million, which consisted of approximately $4.0 million relating to our MBS and approximately $0.1 million relating to other investments.

  Credit Default Swaps, Hedging Instruments and Other Derivative Activities

  Credit Default Swaps

        As of March 31, 2009, we had engaged in credit default swaps, or CDS, which are accounted for as derivatives. CDS are derivative securities that attempt to replicate the credit risk involved with owning a particular unrelated third party security, which we refer to as a reference obligation. We enter into CDS on three types of securities: RMBS, CMBS and the CMBX and ABX indices. Investing in assets through CDS subjects us to additional risks. When we enter into a CDS with respect to an asset, we do not have any legal or beneficial interest in the reference obligation but have only a contractual relationship with the counterparty, typically a broker-dealer or other financial institution, and do not have the benefit of any collateral or other security or remedies that would be available to holders of the reference obligation or the right to receive information regarding the underlying obligors or issuers of the reference obligation. In addition, in the event of insolvency of a CDS counterparty, we would be treated as a general creditor of the counterparty to the extent the counterparty does not post collateral and, therefore, we may be subject to significant counterparty credit risk. As of March 31, 2009, we were party to CDS with one counterparty. CDS are relatively new instruments, the terms of which may contain ambiguous provisions that are subject to interpretation, with consequences that could be adverse to us.

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

        As of March 31, 2009, we were a party to two CDS as a protection seller with maturities of June 2035 and October 2042 with an aggregate notional par amount (maximum exposure to loss) of $16.3 million. At March 31, 2009, the fair value of our net liability relating to credit default swap contracts was $15.4 million, compared to a net liability of $19.1 million at December 31, 2008, primarily as a result of the occurrence of a credit event on the reference obligation underlying one of our CDS on which we sold protection, which required us to make payments on that CDS. As of March 31, 2009, we had approximately $18.3 million of margin cash posted as collateral on $16.3 million of notional CDS and we were subject to additional potential margin calls totaling $0.9 million. During the three months ended March 31, 2009, there was a credit event with respect to one of our CDS that required us to make payments in March 2009 and April 2009 totaling $2.5 million and $1.2 million, respectively; the $1.2 million payable in April 2009 is included in accounts payable, accrued expenses and cash collateral payable on our March 31, 2009 balance sheet. In connection with and after receipt of the April 2009 payment, the counterparty to that CDS returned to us $1.5 million of the cash collateral we had posted in respect of that CDS, which cash was included in restricted cash on our March 31, 2009 balance sheet.

  Interest Rate Swaps

        As of March 31, 2009, we had engaged in interest rate swaps as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for a specified future time period, which is the term of the swap contract. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, a series of payments calculated by applying a fixed rate of interest to a notional amount of principal is exchanged for a stream of payments similarly calculated but using a floating rate of interest. This is a fixed-floating interest rate swap. We hedge our floating rate debt by entering into fixed-floating interest rate swap agreements whereby we swap the floating rate of interest on the liability we are hedging for a fixed rate of interest. An interest rate swap forward is an interest rate swap based on an interest rate to be set at an agreed future date. As of March 31, 2009, we were a party to interest rate swaps with maturities ranging from December 2013 to June 2018 with a notional par amount of approximately $283.9 million. Under the swap agreements in place at March 31, 2009, we receive interest at rates that reset periodically, generally every three months, and pay a rate fixed at the initiation of and for the life of the swap agreements.

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

        To comply with the provisions of SFAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral posting, thresholds, mutual puts and guarantees. For the three months ended March 31, 2009, we recorded $3.1 million into earnings as a loss, which is reflected in realized and unrealized gain (loss) on derivatives on our consolidated statement of operations, relating to our nonperformance risk.

        The current market value of interest rate swaps is heavily dependent on the current market fixed rate, the credit value adjustment for non-performance by our counterparties, the credit value adjustment for our non-performance, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates. As expectations of future floating rates change, the market value of interest rate swaps changes. Based on the daily market value of those interest rate swaps and interest rate swap forward contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the maturity of the contracts. At March 31, 2009, the net realized and unrealized loss on interest rate swap contracts recorded in accumulated other comprehensive loss was $10.1 million due to an increase in prevailing market interest rates, and the fair value of our liability relating to those swaps was $30.8 million.

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

Liabilities

        Our liabilities as of March 31, 2009 consist of $8.4 million of accounts payable, accrued expenses and interest and dividends payable, $47.1 million of derivative liabilities, $70.9 million of intangible liabilities and $335.4 million in long-term liabilities that are matched to the assets that the liabilities finance. Of our long-term liabilities, $28.9 million represents borrowings under our secured revolving funding line and $35.5 million is the fair value of the rated notes that were issued in conjunction with our two CDOs. The remainder of the $271.0 million of our long-term liabilities consists of $219.4 million of mortgages payable used to finance our commercial real estate properties and $51.6 million of junior subordinated notes issued to a trust that sold trust preferred securities. During 2009, we reduced the amount of our liabilities, as illustrated in the following chart:

		Activity During 2009
Type of Liability	Balance as of December 31, 2008	Net Paydowns	Mark-to-Market Adjustments	Balance as of March 31, 2009
	(In millions)
Collateralized debt obligations	$45.4	$(5.4)	$(4.5)	$35.5
Junior subordinated notes	51.6	—	—	51.6
Mortgages payable	219.4	—	—	219.4
Secured revolving credit facility, related party	32.9	(4.0)	—	28.9

Total	$349.3	$(9.4)	$(4.5)	$335.4

        We previously have entered into repurchase agreements to finance some of our purchases of available-for-sale securities and real estate loans. Borrowings under these agreements were secured by our available-for-sale securities and real estate loans and bore interest rates that have historically moved in close relationship to LIBOR. As of March 31, 2009, we were not utilizing any of those arrangements, we had no outstanding obligations under repurchase agreements and all collateral pledged against repurchase borrowings had been returned to us.

        At March 31, 2009, we had $51.6 million of junior subordinated notes outstanding. The junior subordinated notes are the sole assets owned by our subsidiary trust, Crystal River Preferred Trust I, and mature in April 2037. We have the right to redeem these notes at par on or after April 2012. Interest is payable quarterly at a fixed rate of 7.68% (ten-year LIBOR plus 2.75%) through April 2012 and thereafter at a floating rate equal to three-month LIBOR plus 2.75%.

        At March 31, 2009, we had $219.4 million of mortgage loans outstanding with a weighted-average borrowing rate of 5.58% that are secured by our commercial properties located in Houston, Texas; Phoenix, Arizona; and Arlington, Texas.

        At March 31, 2009, we had $28.9 million of borrowings outstanding under our secured revolving credit facility with an affiliate of our Manager. After giving effect to a February 2009 amendment, the credit facility provides for borrowings of up to $50.0 million in the aggregate and expires in May 2010. The secured facility bears interest at LIBOR + 2.50%. At March 31, 2009, we had pledged $22.0 million of assets as collateral under this facility.

  CDO Liabilities

        We have issued two CDOs. Our first CDO, which we refer to as CDO I, closed in 2005, and our second CDO, which refer to as CDO II, was priced in late 2006 and closed in early 2007. For each CDO, we sold a certain amount of senior notes, as illustrated in the chart below, to third party investors and retained all of the junior notes. For CDO I, we retained approximately $146.5 million par amount of junior securities (representing the Class E notes through equity), and for CDO II, we retained approximately $65.5 million par amount of junior securities (representing the Class J notes through equity). The notes issued by each of the CDOs are governed by an indenture, which is administered by a trustee. The indentures each prescribe a "cash flow waterfall" that dictates how the receipt of principal and interest received from the underlying collateral securing the notes is allocated to the various classes of issued notes, including the junior notes that we own. Generally speaking, our rights to cash flows pursuant to these waterfalls are subordinate in right to the senior classes. Additionally, CDO I has additional protections for the benefit of the holders of the senior notes, which require that the underlying pool of securities comprising the collateral be in compliance with various performance criteria, commonly referred to as "performance triggers," or simply "Triggers". If the underlying collateral in CDO I is in compliance with the Triggers, then the cash flow waterfalls are unaffected; if the underlying collateral in CDO I is out of compliance with the Triggers, then cash flow to certain junior notes is diverted to accelerate the amortization of the senior notes, until such time as the underlying collateral in CDO I is back in compliance with the Triggers. The Triggers for CDO I are illustrated in the chart below. CDO II does not contain any Triggers, but it does have a traditional waterfall, which includes, among other things, utilizing all payments received in respect of "defaulted securities" to amortize the senior-most CDO liabilities.

        Beginning in June 2008, CDO I began to fail certain over-collateralization triggers. During this period of failure, all affected notes will not receive their quarterly interest payments. The money that otherwise would be paid to the classes subordinate to the affected classes are used instead to pay down the principal balance of the senior-most outstanding notes. During the three months ended March 31, 2009, we received $0 in cash receipts pursuant to our ownership of the Class E notes through the equity of CDO I and $0.4 million was diverted to amortize senior notes issued by CDO I, as illustrated below:

CDO I	Original Par Value	Cash Interest Received	Cash Diverted to Amortize Senior Notes
	(in millions)
Class E Notes	$23.3	$—	$0.3
Class F Notes	25.3	—	0.1
Class G Notes	10.8	—	—
Class H Notes	4.8	—	—
Equity	n/a	—	—

Total		$—	$0.4

        During the three months ended March 31, 2009, we received $1.4 million in cash receipts pursuant to our ownership of the Class J notes through the equity of CDO II, as illustrated below, and $0.2 million was diverted to amortize senior notes issued by CDO II:

CDO II	Original Par Value	Cash Interest Received	Cash Diverted to Amortize Senior Notes
	(in millions)
Class J Notes	$10.1	$0.2	$—
Class K Notes	9.8	0.2	—
Equity	n/a	1.0	0.2

Total		$1.4	$0.2

        A summary of the terms of our two CDOs as of March 31, 2009 is set forth below:

($ in thousands)	CDO I		CDO II		Total
Balance Sheet
Assets
Face Amount	$272,144		$390,464		$662,608
Amortized Cost Basis	11,815		24,647		36,462
Fair Value	11,937		25,034		36,971
Debt(1)
Face Amount	137,020		324,645		461,665
Fair Value	11,084		24,437		35,521

Equity	$853		$597		$1,450

Collateral Composition(2)		Average Rating		Average Rating		Average Rating
CMBS	$133,350	CCC+	$390,464	B	$523,814	B
Prime MBS	85,223	CCC	—		85,223	CCC
Sub-Prime MBS	53,570	CC+	—		53,570	CC+
Cash	1,022		1,015		2,037

Total	$273,165		$391,479		$664,644

(1)
Excludes the non-investment grade notes and preference shares that we retained.

(2)
Collateral composition amounts are based on par value, which is the metric used to calculate whether the triggers pass or fail.

	CDO I	CDO II
CDO Overview:
Effective Date	Nov-05	Jan-07
End of Collateral Replacement Period	Dec-08	n/a
Optional Call Date(1)	Jan-09	n/a
Auction Call Date	Dec-13	n/a
Avg Debt Spread (bps)(2)	58	57
CDO Cash Flow Triggers:
Over Collateralization
Class A/B/C/D
Issue Date	165.88%	n/a
Current	105.11%	n/a
Trigger	153.56%	n/a
Class E
Issue Date	150.42%	n/a
Current	89.41%	n/a
Trigger	142.15%	n/a
Class F
Issue Date	134.87%	n/a
Current	76.83%	n/a
Trigger	128.59%	n/a
Interest Coverage
Class A/B/C/D
Current	160.22%	n/a
Trigger	164.06%	n/a
Class E
Current	128.11%	n/a
Trigger	142.15%	n/a
Class F
Current	99.53%	n/a
Trigger	119.09%	n/a

    (1)
    In certain circumstances, the CDO issuer has the ability to call the CDO notes, commencing in January 2009.

    (2)
    Weighted average spread over LIBOR on the investment grade notes that we did not retain.

  Stockholders' Deficit

        Stockholders' deficit at March 31, 2009 was approximately $49.2 million and included $0.9 million of net unrealized holdings gains on available-for-sale securities and $10.1 million of net unrealized and realized losses on interest rate agreements accounted for as cash flow hedges presented as a component of accumulated other comprehensive income (loss).

Results of Operations For the Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008

  Summary

        Our net loss for the three months ended March 31, 2009 was $10.0 million, or $0.40 per weighted average basic and diluted share outstanding, compared with a net loss of $137.7 million, or $5.56 per weighted average basic and diluted share outstanding, for the year ended March 31, 2008. Net loss decreased by $127.7 million from 2008 to 2009 for the reasons set forth below.

  Revenues

        The following table sets forth information regarding our revenues:

	Three Months Ended March 31,		Variance
	2009	2008	Amount	%
	(In millions)
Revenues
Interest and dividend income:
CMBS.	$10.5	$13.8	$(3.3)	(23.9)%
Agency MBS	—	11.1	(11.1)	(100.0)
Non-Agency RMBS.	3.4	15.1	(11.7)	(77.5)
Real estate loans.	0.5	2.6	(2.1)	(80.8)
Other interest and dividend income.	—	0.6	(0.6)	(100.0)

Total interest and dividend income.	14.4	43.2	(28.8)	(66.7)
Rental income, net.	5.6	5.7	(0.1)	(1.8)

Total revenues	$20.0	$48.9	$(28.9)	(59.1)%

        Interest income for three months ended March 31, 2009 with respect to CMBS decreased $3.3 million, or 23.9%, over interest income for the three months ended March 31, 2008 because of the sale of $4.1 million in CMBS in February 2008 coupled with lower non-cash interest due to the lower book value of our CMBS portfolio and lower interest rates in 2009. Interest income with respect to Agency MBS for the three months ended March 31, 2009 decreased by $11.1 million, or 100.0%, over interest income from Agency MBS for the three months ended March 31, 2008 as we divested of those investments in March 2008. Interest income with respect to Non-Agency RMBS for the three months ended March 31, 2009 decreased by $11.7 million, or 77.5%, over interest income from Non-Agency RMBS for the three months ended March 31, 2008 as a result of lower non-cash interest and lower interest rates during 2009. Interest income with respect to real estate loans for the three months ended March 31, 2009 decreased $2.1 million, or 80.8%, over interest income from real estate loans for the three months ended March 31, 2008 because we had fewer investments in that asset class during 2009 and interest rates were lower during 2009. Interest income on real estate loans also was lower in 2009 due to principal paydowns and loan sales totaling $130.7 million in 2008. Other interest and dividend income for the three months ended March 31, 2009 decreased $0.6 million, or 100.0%, over other interest and dividend income for the three months ended March 31, 2008 due to lower interest income earned on restricted and non-restricted cash balances during 2009 and a decrease in dividends from our preferred stock investments during 2009.

        Of the $20.0 million in revenues for the three months ended March 31, 2009, $18.9 million was received in cash and $1.1 million was non-cash revenue from the accretion of discounts on bonds purchased at prices below their par value, compared to $41.2 million and $7.7 million, respectively, for the three months ended March 31, 2008.

        Cash flow, and accordingly, interest income, for the subordinate bonds within both our CMBS and Non-Agency RMBS portfolios is expected to trend down in the future as losses are realized in the respective securitizations.

  Expenses

        The following table sets forth information regarding our total expenses:

	Three Months Ended March 31,		Variance
	2009	2008	Amount	%
	(In millions)
Expenses
Interest expense:
Repurchase agreements—Agency MBS	$—	$10.9	$(10.9)	(100.0)%
Repurchase agreements—other than Agency MBS	—	0.7	(0.7)	(100.0)
Interest rate swap expense	0.5	0.5	—	—
CDO notes.	1.7	5.7	(4.0)	(70.2)
Senior mortgage-backed notes, related party	—	1.0	(1.0)	(100.0)
Mortgages payable	3.1	3.1	—	—
Junior subordinated notes	1.0	1.0	—	—
Secured revolving credit facility, related party	0.2	1.2	(1.0)	(83.3)
Amortization of deferred financing costs	—	0.2	(0.2)	(100.0)

Total interest expense	6.5	24.3	(17.8)	(73.3)
Management fees and incentive fees, related party	—	0.7	(0.7)	(100.0)
Professional fees	0.5	0.7	(0.2)	(28.6)
Depreciation and amortization	3.0	3.0	—	—
Insurance expense	0.4	0.3	0.1	33.3
Directors' fees	0.1	0.1	—	—
Public company expense	0.1	0.1	—	—
Commercial real estate expenses	0.4	0.4	—	—
Provision for loan loss	6.8	9.1	(2.3)	(25.3)
Other expenses	0.1	0.4	(0.3)	(75.0)

Total expenses	$17.9	$39.1	$(21.2)	(54.2)%

        Interest expense relating to repurchase agreements for the three months ended March 31, 2009 decreased $11.6 million, or 100.0%, over interest expense relating to repurchase agreements for the three months ended March 31, 2008 because we did not utilize repurchase agreement financing during the first quarter of 2009. Interest expense relating to CDO notes for the three months ended March 31, 2009 decreased $4.0 million, or 70.2%, over interest expense relating to CDO notes for the three months ended March 31, 2008 as a result of CDO principal repayments during 2008 and 2009 and due to lower interest rates on our floating rate CDO notes in 2009 than in 2008. For the three months ended March 31, 2009, interest expense relating to senior mortgage-backed notes, related party, decreased $1.0 million, or 100.0%, over interest expense relating to senior mortgage-backed notes for the three months ended March 31, 2008 as a result of the repayment in full of those notes during June 2008 and July 2008. For the three months ended March 31, 2009, interest expense relating to our secured revolving credit facility, related party, decreased $1.0 million, or 83.3%, over interest expense relating to our secured revolving credit facility, related party for the three months ended March 31, 2008 as the outstanding balance under this facility was significantly lower during the 2009 period and interest rates charged on borrowings under this facility were lower in 2009 than in the comparable period in 2008.

        Expenses for the three months ended March 31, 2009 for base management fees, incentive fees and amortization related to restricted stock and options granted to our Manager decreased $0.7 million, or 100%, compared to such expenses for the three months ended March 31, 2008 primarily as a result of our $307.1 million net loss in 2008, which has caused our stockholders' equity to be in a deficit position since December 31, 2008. We also incurred a $6.8 million loan loss relating to our construction loan and one of our mezzanine loans during the three months ended March 31, 2009.

        Our Manager has waived its right to request reimbursement from us of third-party expenses that it incurred through March 31, 2009, which amount we otherwise would have been required to reimburse to our Manager. The management agreement with our Manager, which was negotiated before our business model was implemented, provides that we will reimburse our Manager for certain third party expenses that it incurs on our behalf, including rent and utilities. Hyperion Brookfield incurs such costs and did not allocate any such expenses to our Manager from our inception in 2005 through December 31, 2008, as our Manager's use of such services was deemed to be immaterial. For the three months ended March 31, 2009 and 2008, we were not charged any reimbursable costs by our Manager.

  Other Revenues (Expenses)

        Other expenses for the three months ended March 31, 2009 totaled approximately $12.1 million, compared with other expenses of $147.5 million for the three months ended March 31, 2008, a decrease of $135.4 million, or 91.8%.

        Other expenses for the three months ended March 31, 2009 consisted primarily of $9.9 million of recognized loss relating to net changes in the values of assets and liabilities carried under the fair value option of SFAS 159 (we elected the fair value option under FAS 159 in 2008) and a $5.8 million loss on impairment of available-for-sale securities, which was comprised of a $5.1 million impairment relating to CMBS, Non-Agency RMBS and preferred stock investments caused by adverse changes in cash flow assumptions, and a $0.7 million impairment caused by an other than temporary decline in market values due to spread widening, which was offset in part by $3.9 million of realized and unrealized gain on derivatives, primarily as a result of realized and unrealized gains on CDS of $0.1 million, and unrealized gains on economic hedges undesignated of $3.7 million.

        Other expenses for the three months ended March 31, 2008 consisted primarily of $43.4 million of realized and unrealized loss on derivatives, primarily as a result of realized and unrealized losses on CDS of $12.5 million, realized losses on settlement of interest rate swaps of $12.5 million, unrealized losses on hedge ineffectiveness of $10.8 million and unrealized losses on economic hedges undesignated of $7.7 million; $3.8 million of realized net loss on the sale of available-for-sale securities, real estate loans and other investments; $32.8 million of recognized loss relating to net changes in the values of assets and liabilities carried under the fair value option of SFAS 159; and a $67.2 million loss on impairment of available-for-sale securities, which was comprised of a $23.1 million impairment relating to CMBS, Non-Agency RMBS and preferred stock investments caused by adverse changes in cash flow assumptions, and a $44.1 million impairment caused by an other than temporary decline in market values due to spread widening.

  Income Tax Expense

        We have made an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ended December 31, 2005. As a REIT, we generally are not subject to federal income tax to the extent that we distribute our taxable income. To maintain qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates. We may also be subject to certain state and local taxes on our income and property. Under certain circumstances, federal income and excise taxes may be due on our undistributed taxable income.

        At March 31, 2009 and December 31, 2008, we were in compliance with all REIT requirements and have not provided for income tax expense on our REIT taxable income for the year ended December 31, 2008 or for the three months ended March 31, 2009. We also have a domestic taxable REIT subsidiary that is subject to tax at regular corporate rates. The deferred tax benefit is attributable to a net operating loss carryforward, primarily generated by the disposition of certain credit default swaps and accrued management fees associated with our investment in a private equity fund held in the TRS.

        As of March 31, 2009, we had recorded a $16.2 million valuation allowance on deferred tax assets of $16.2 million attributable to income tax net operating loss carryforward relating to our TRS. The valuation allowance is based on management's estimate that our TRS is not expected to generate sufficient taxable income to recover the deferred tax assets. As of March 31, 2009, we had a net operating loss carryforward of $35.5 million. Almost all of the net operating loss carryforward expires in 2027.

Liquidity and Capital Resources

        Capital is required to fund our investment activities and operating expenses. We believe we currently have sufficient access to capital resources and will continue to use a significant amount of our available capital resources to fund our existing business plan. Our capital resources include cash on hand, cash flow from operations, principal and interest payments received from investments, borrowings under our secured credit facility, and when available (and when we deem appropriate), borrowings under reverse repurchase agreements. In addition, as markets permit, our capital resources may include the proceeds from our debt and equity offerings.

        We held cash and cash equivalents of approximately $1.5 million at March 31, 2009, which excludes restricted cash of approximately $21.2 million that is used to collateralize certain of our CDS ($18.3 million) and certain other commercial real estate and financing obligations. In addition, we had restricted cash of $4.0 million that serves as collateral for a potential loss contingency for yield maintenance payments related to the sale of 11 of our whole loans to a third party.

        Our operating activities provided net cash of approximately $6.3 million for the three months ended March 31, 2009, which was primarily a result of a net loss of $10.0 million being comprised in part of net changes in assets and liabilities carried under the fair value option of SFAS 159 of $9.9 million, non-cash impairment charges relating to available-for-sale securities of $5.8 million, provision for loan loss of $6.8 million and non-cash depreciation and amortization of $3.0 million. Operating activities provided further net cash from a net increase in accounts payable and accrued liabilities, due to Manager and interest payable of $2.0 million and a net decrease in other receivables and prepaid expenses and other assets of $0.5 million. This was offset in part by other non-cash activities, including unrealized gain on derivatives of $8.1 million, accretion of net discount on available-for-sale securities and real estate loans of $1.1 million and amortization of intangible liabilities of $1.4 million.

        Our operating activities provided net cash of approximately $5.9 million for the three months ended March 31, 2008, which was primarily a result of a net loss of $137.7 million being comprised in part of realized and unrealized loss on derivatives of $42.5 million, net changes in assets and liabilities carried under the fair value option of SFAS 159 of $32.8 million, non-cash impairment charges relating to available-for-sale securities of $67.2 million, provision for loan loss of $9.1 million, non-cash depreciation and amortization of $3.0 million, amortization and write-off of deferred financing costs of $0.4 million and a realized net loss on the sale of available-for-sale securities, real estate loans and other investments of $3.8 million. Operating activities provided further net cash from a net decrease in interest receivable of $6.2 million. This was offset in part by other non-cash activities, including accretion of net discount on available-for-sale securities and real estate loans of $7.6 million and amortization of intangible liabilities of $1.4 million. The increase in cash also was further offset by a net decrease in accounts payable and accrued liabilities, due to Manager and interest payable of $9.8 million, a net decrease in prepaid expenses and other assets of $1.6 million and $2.0 million of net payments on the settlement of derivatives.

        Our investing activities provided net cash of $0.8 million for the three months ended March 31, 2009 primarily from proceeds from rent enhancement of $0.8 million, principal repayments from available-for-sale securities and real estate loans totaling $0.1 million and net receipts of restricted cash from credit default swaps of $2.4 million. This was partially offset by net cash paid to terminate swaps of $2.5 million.

        Our investing activities provided net cash of $868.6 million for the three months ended March 31, 2008 primarily from proceeds received from the sale of available-for-sale securities of $784.8 million, proceeds from the sale of other investments of $35.7 million, proceeds from rent enhancement of $0.6 million, principal repayments from available-for-sale securities and real estate loans totaling $59.1 million, net receipts of restricted cash from credit default swaps of $17.7 million and return of capital from equity investments of $0.4 million. This was partially offset by net cash paid to terminate swaps of $30.2 million.

        Our financing activities used net cash of $11.9 million for the three months ended March 31, 2009 primarily due to dividends paid of $2.5 million, principal repayments of CDOs and senior mortgage-backed securities of $5.4 million and payments on borrowings under our secured revolving credit facility with a related party of $4.0 million.

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

        Our source of funds as of March 31, 2009, excluding our March 2005 and August 2006 common stock offerings and our March 2007 trust preferred offering, consisted of borrowings under our secured revolving credit facility (which had unused availability of $9.3 million as of March 31, 2009), which we used to refinance the acquisition financing of certain of our investments and to provide margin with respect to such borrowings and certain of our derivative transactions, and proceeds from mortgages payable of $219.4 million, which we used to finance a portion of the purchase price for commercial real estate. We expect to continue to borrow funds in the form of credit facilities and to the extent we purchase additional commercial real estate, mortgage loans. As of the date of this report, we have established borrowing arrangements with various investment banking firms and other lenders, including some of our affiliates, one of which was in use on March 31, 2009. Increases in short-term interest rates or widening of interest rate spreads could negatively affect the valuation of our mortgage-related assets, which could limit our borrowing ability or cause our lenders to require more collateral to secure their loans to us. When we utilize repurchase agreements as a source of financing, we expect that amounts due upon maturity of such repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements, monthly principal and interest payments received on our mortgage-backed securities, borrowings under our secured revolving credit facility and the proceeds from asset sales.

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

        Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that our cash flow from operations and the utilization of borrowings will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements, such as funding our investment activities, if any, paying fees under our management agreement, funding our distributions to stockholders and paying general corporate expenses. As a result of the disposition of our Agency MBS portfolio and the repayment of all of our repurchase agreement financing in 2008, we currently are not exposed to the risk of margin calls on our short-term financings, but as of March 31, 2009, we were exposed to the risk of margin calls totaling $0.9 million with respect to our derivatives transactions.

        In August 2007, we entered into a $100.0 million unsecured 364-day credit facility with Brookfield US Corporation, an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100.0 million in the aggregate and to reduce the interest rate to LIBOR + 2.50%. On March 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth and to eliminate the financial covenants relating to minimum net income (as defined in the facility), a maximum leverage ratio and interest rate sensitivity. On August 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of June 30, 2008, to revise the financial covenant relating to minimum net worth. On February 26, 2009, we and Brookfield US Corporation amended the terms of the facility to extend the term of the facility from May 2009 to May 2010, to lower the borrowing capacity under the facility from $100.0 million to $50.0 million and, effective as of December 31, 2008, to delete the financial covenant relating to minimum net worth. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendments were approved by the independent members of our board of directors. As of March 31, 2009, we owed $28.9 million under this facility, we pledged real estate loans and a portion of the equity in our commercial real estate investments with an aggregate carrying value of $22.8 million to secure the $28.9 million of borrowings outstanding at such date and we had $9.3 million of unused availability under this facility.

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

        Under normal market conditions, we generally seek to borrow between four and eight times the amount of the equity capital we have raised. At March 31, 2009, our total debt was approximately $335.4 million.

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

  Off-Balance Sheet Arrangements

        As of March 31, 2009, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special-purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2009, we had no outstanding commitment to fund real estate loans.

  Contractual Obligations and Commitments

        As of March 15, 2005, we had entered into a management agreement with Hyperion Brookfield Crystal River. Hyperion Brookfield Crystal River is entitled to receive a base management fee, incentive compensation, reimbursement of certain expenses and, in certain circumstances, a termination fee, all as described in the management agreement. During 2008, we and our Manager agreed that our base management fee would be paid in shares of our common stock, instead of cash. See "—Related Party Transactions." Such fees and expenses do not have fixed and determinable payments and therefore have not been included in the table below.

        During the three months ended March 31, 2009, we did not make any advances to fund real estate loans and as of March 31, 2009, we had no outstanding commitment to fund real estate loans.

        In June and July 2008, we sold 13 whole loans to a third party. See Note 5 to our consolidated financial statements included elsewhere herein. In connection with the sale of 11 of those loans, we entered into a yield maintenance agreement that serves to protect the buyer against potential prepayments of those 11 whole loans. In accordance with the agreement, we deposited $4.1 million into a restricted trust account to serve as collateral for the potential loss contingency. The agreement provides for the quarterly release to either the buyer or us of a proportionate share of the collateral contingent on any prepayments of the 11 whole loans. Our maximum loss contingency under this agreement at the time of sale totaled $4.1 million. As of March 31, 2009, we accrued a loss contingency totaling $0.9 million (compared to our maximum exposure to loss of $3.9 million as of such date) based on assumptions developed by management relating to the timing and value of expected prepayments on the 11 loans. The loss contingency was recorded as additional realized loss on the sale of real estate loans in our statement of operations during 2008.

        The table below sets forth information about our contractual obligations as of March 31, 2009. In addition to the amounts set forth in the table, we also are subject to interest rate swaps for which we cannot estimate future payments due.

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Contractual Debt Obligations
Collateralized debt obligations(1)	$461,665	$—	$—	$—	$461,665
Junior subordinated notes	51,550	—	—	—	51,550
Mortgage payable	219,380	—	349	548	218,483
Secured revolving credit facility, related party(2)	28,920	—	28,920	—	—
Operating Lease Obligations
Houston ground lease	1,646	25	50	50	1,521

Total(3)	$763,161	$25	$29,319	$598	$733,219

(1)
Amount is based on unpaid principal balance. As of March 31, 2009, the difference between fair value and unpaid principal balance is $426,144.

(2)
See "—Related Party Transactions" below.

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

        As of March 31, 2009, the primary component of our market risk was interest rate risk, as described below. Although we do not seek to avoid risk completely, we do believe the risk can be quantified from historical experience and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

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

        As of March 31, 2009, we were party to two interest rate swap contracts. The following table summarizes the expiration dates of these contracts and their notional amounts (in thousands):

Expiration Date	Notional Amount
2013	$43,445
2018	240,467

Total	$283,912

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

        We also have in the past invested, and may in the future invest, in commercial real estate loans, primarily mezzanine loans, bridge loans, A Notes, B Notes, loans to real estate companies, whole mortgage loans, first mortgage participations and net leased real estate. We may also invest in residential mortgages and related securities. These investments will be subject to credit risk. The extent of our credit risk exposure will be dependent on risks associated with commercial and residential real estate. Property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event a borrower's net operating income decreases, the borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses. When we underwrite the origination of a commercial real estate loan, we do not underwrite to an expected loss; when we underwrite the purchase of a commercial real estate loan, we may underwrite to an expected loss based on the price of the loan.

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

        The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive investments, CDO liabilities, senior mortgage-backed notes, mortgages payable, junior subordinated notes, secured revolving credit facility indebtedness and swaps, at March 31, 2009, assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points
	(Dollars in thousands)
Mortgage assets and other available-for-sale securities(1)
Fair value	$54,396	$53,562	$52,700
Change in fair value	$834	—	$(862)
Change as a percent of fair value	1.56%	—	(1.61)%
Real estate loans, including real estate loans held for sale
Fair value	$7,090	$6,855	$6,649
Change in fair value	$235	—	$(206)
Change as a percent of fair value	3.43%	—	(3.01)%
Other assets(2)
Fair value	$261	$261	$261
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
CDO liabilities
Fair value	$(35,521)	$(35,521)	$(35,521)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Mortgages payable
Fair value	$(131,335)	$(124,841)	$(118,347)
Change in fair value	$(6,494)	—	$6,494
Change as a percent of fair value	5.20%	—	(5.20)%
Junior subordinated notes
Fair value	$(8,916)	$(8,695)	$(8,475)
Change in fair value	$(221)	—	$220
Change as a percent of fair value	2.54%	—	(2.53)%
Secured revolving credit facility, related party
Fair value	$(26,650)	$(26,650)	$(26,650)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Undesignated interest rate swaps
Fair value	$(34,917)	$(31,292)	$(27,759)
Change in fair value	$(3,625)	—	$3,533
Change as a percent of notional value	(1.43)%	—	1.24%
Credit default swaps
Fair value	$(15,401)	$(15,374)	$(15,348)
Change in fair value	$(27)	—	$26
Change as a percent of notional value	(0.17)%	—	0.16%

(1)
The fair value of all of our available-for-sale investments is included.

(2)
The fair value of our other investments that are sensitive to interest rate changes is included.

n/m = not meaningful

        The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive investments, repurchase agreement liabilities, CDO liabilities, senior mortgage-backed notes, mortgages payable, junior subordinated notes and swaps, at March 31, 2008, assuming rates instantaneously fall 100 basis points and rise 100 basis points:

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
Net designated and undesignated interest rate swaps and caps
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

        Currency Risk—From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. Changes in currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. We attempt to mitigate this impact by utilizing currency swaps on our foreign currency-denominated investments or foreign currency forward commitments to hedge the net exposure. As of March 31, 2009, we held no investments denominated in foreign currency and accordingly, we were not exposed to foreign currency exchange risk.

Related Party Transactions

        We have entered into a management agreement, as amended (the "Agreement"), with our Manager. The current term of the Agreement expires in December 2009, and the Agreement will be automatically renewed for a one-year term each December 31 thereafter unless we or our Manager terminate the Agreement. The Agreement provides that our Manager will provide us with investment management services and certain administrative services and will perform our day-to-day operations. The monthly base management fee for such services is equal to 1.5% of one-twelfth of our equity, as defined in the Agreement, payable in arrears. We paid the base management fee for the year ended December 31, 2008 in shares of our common stock, rather than in cash.

        In addition, under the Agreement, our Manager earns a quarterly incentive fee equal to 25% of the amount by which the quarterly net income per share, as defined in the Agreement (which principally excludes the effect of stock compensation and the unrealized change in derivatives), exceeds an amount equal to the product of the weighted average of the price per share of the common stock we issued in our March 2005 private offering and in our August 2006 initial public offering and the price per share of common stock in any subsequent offerings by us, multiplied by the higher of (i) 2.4375% or (ii) 25% of the then applicable 10 year Treasury note rate plus 0.50%, multiplied by the then weighted average number of outstanding shares for the quarter. The incentive fee is paid quarterly. The Agreement provides that 10% of the incentive management fee is to be paid in shares of our common stock (providing that such payment does not result in our Manager owning directly or indirectly more than 9.8% of our issued and outstanding common stock) and the balance is to be paid in cash. Our Manager may, at its sole discretion, elect to receive a greater percentage of its incentive management fee in shares of our common stock. During the three months ended March 31, 2009 and 2008, we did not incur any incentive management fees.

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

        We issued to our Manager 84,000 shares of our restricted common stock and granted options to purchase 126,000 shares of our common stock for a 10 year period at a price of $25 per share in March 2005. We issued to one of our directors 2,000 shares of restricted stock in May 2007 and 2,000 shares of restricted stock in June 2008, all of which vest on the first anniversary of the date of issuance. For the three months ended March 31, 2009 and 2008, the base management fee expense was $0 and $0.7 million, respectively.

        The Agreement provides that we are required to reimburse our Manager for certain expenses incurred by our Manager on our behalf provided that such costs and reimbursements are no greater than that which would be paid to outside professionals or consultants on an arm's length basis. For the three months ended March 31, 2009 and 2008, we were not charged any reimbursable costs by our Manager.

        In January 2007, we purchased a $28.5 million investment in BREF One, LLC (the "Fund"), a real estate finance fund sponsored by Brookfield, the indirect parent of our Manager, and managed by a Brookfield subsidiary, and incurred a $10.4 million unfunded capital commitment to the Fund. The acquisition was made from two subsidiaries of Brookfield. During the first quarter of 2008, we sold our interest in the Fund to an affiliate of our Manager at its carrying value of $35.7 million and we were released from our unfunded capital commitment to the Fund. During the three months ended March 31, 2008, we had less than $0.1 million of equity losses from our investment in the Fund.

        In August 2007, we entered into a $100.0 million unsecured 364-day credit facility with Brookfield US Corporation, an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100.0 million in the aggregate and to reduce the interest rate to LIBOR + 2.50%. On March 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth and to eliminate the financial covenants relating to minimum net income (as defined in the facility), a maximum leverage ratio and interest rate sensitivity. On August 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of June 30, 2008, to revise the financial covenant relating to minimum net worth. On February 26, 2009, we and Brookfield US Corporation amended the terms of the facility to extend the term of the facility from May 2009 to May 2010, to lower the borrowing capacity under the facility from $100.0 million to $50.0 million and, effective as of December 31, 2008, to delete the financial covenant relating to minimum net worth. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendments were approved by the independent members of our board of directors. As of March 31, 2009, we owed $28.9 million under this facility, we had pledged MBS, real estate loans and a portion of the equity in our commercial real estate investments with an aggregate carrying value of $22.8 million to secure the $28.9 million of borrowings outstanding at such date and we had $9.3 million of unused availability under this facility. The credit agreement contains customary representations, warranties and covenants, including covenants requiring us to maintain our REIT status and limiting dividends, liens, mergers, asset sales and other fundamental changes. As of March 31, 2009, we were in compliance with all of the covenants under the credit agreement.

        We and our Manager have entered into sub-advisory agreements with other affiliated entities and the fees payable under such agreements will be paid from any management fees earned by our

Manager. In addition, certain of these affiliated sub-advisory entities introduce investments to us for purchase from time to time.

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

        Important factors that we believe might cause actual results to differ from any results expressed or implied by these forward-looking statements are discussed in the risk factors contained in Exhibit 99.1 to this Form 10-Q, which are incorporated herein by reference. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q.

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

        As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Controls

        There have been no changes in our "internal control over financial reporting" (as defined in paragraph (f) of Rule 13a-15 promulgated under the Exchange Act) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1.    Legal Proceedings

        None

Item 1A.    Risk Factors

        There have been no material changes to the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 3, 2009 with the SEC. A copy of those risk factors, updated for March 31, 2009, are attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

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

CRYSTAL RIVER CAPITAL, INC.
/s/ WILLIAM M. POWELL
May 7, 2009 Date	William M. Powell Chairman of the Board, President and Chief Executive Officer
/s/ CRAIG J. LAURIE
May 7, 2009 Date	Craig J. Laurie Chief Financial Officer and Treasurer

S-1