Form 10-K/A
period 2008-12-31
Crystal River Capital, Inc.
filed 2009-06-05
CIK 1344705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

 EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the original Annual Report on Form 10-K for the year ended December 31, 2008 of Crystal River Capital, Inc. (the "Company") that initially was filed with the Securities and Exchange Commission (the "SEC") on March 3, 2009 (the "Original 10-K"). This Amendment is being filed to amend Item 8 of Part II of the Original 10-K (and to otherwise effect conforming changes to Items 7 and 7A of Part II and Item 15 of Part IV of the Original 10-K for consistency with Item 8 of Part II of the Form 10-K) to revise an inadvertent mislabeling of the Company's investment securities accounted for as "held-for-trading" securities in order to clarify the types of securities owned by the Company's collateralized debt obligation securitization structures. The revision of this presentation reflects a change to the caption for two line items on the Company's consolidated balance sheets, one line item on the Company's statements of operations and two line items on the Company's statements of cash flows and effects conforming changes to the accompanying notes to the consolidated financial statements as of December 31, 2008 and 2007 and for the three years ended December 31, 2008 and does not otherwise affect the Company's consolidated financial statements or the accompanying notes to the consolidated financial statements. References in this Amendment to "Form 10-K" refer to the Original 10-K as amended by this Amendment.

        Additionally, pursuant to the rules of the SEC, Part IV of the Original 10-K has been amended to contain currently dated certifications of the Company's chief executive officer and chief financial officer. As required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our chief executive officer and chief financial officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

        Except as described above, no other amendments have been made to the Original 10-K. All other Items of the Original 10-K are unaffected by this Amendment but have been included in this Amendment solely to provide investors with one complete amended filing. This Amendment does not reflect events occurring after March 3, 2009 or modify or update the disclosure contained in the Original 10-K in any way other than as required to reflect the revisions discussed above. This Amendment should be read in conjunction with the Company's filings made with the SEC subsequent to the original filing of the Original 10-K, including any amendments to those filings, as information in such filings may update or supersede certain information contained in this Amendment.

i

 CRYSTAL RIVER CAPITAL, INC.

ii

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

        As discussed in Note 3 to our consolidated financial statements, "Fair Value Hierarchy", we value our investment securities and held for sale securities using current market pricing. The spreads that have been utilized to value our assets are extremely wide from a historical perspective. These spreads are wide due to the market's view of the risks contained within these types of investments within the current market environment. These risks include the market's expectation of increasing delinquencies and losses within residential and commercial mortgage loans, and consequently the securitized pools that own these loans. The market's expectation is also that commercial and residential loans originated in the period from 2005 to 2007 will under-perform prior vintages. These market expectations become embodied in the modeling assumptions that are used to value securities such as the RMBS and CMBS that we own. The valuation of these assets is extremely sensitive to these assumptions. Additionally, there are many factors for which there is no relevant comparable data to use in order to help judge that particular factor's impact on future performance. For instance, many of the underlying residential and commercial mortgages originated during the 2005 to 2007 era have very low interest rate coupons. These low coupons may prove to dampen credit losses that otherwise are expected by the market. As these origination vintages age, performance tiering may become evident; meaning that the 2005 vintage may exhibit stronger performance than the 2006 or 2007 vintages. In the current marketplace, there is no evidence of any meaningful tiering among these three vintages. Additionally, the recently enacted Governmental programs may have a positive impact on certain sub-prime borrowers and sub-prime loan pools. Conversely, consumer retail weakness, job losses and a weak economy may result in credit losses exceeding the market's expectations. It is the use of these assumptions that causes there to be both upside potential as well as downside risk to the current market value of our assets.

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

  Valuation of Financial Instruments

        We measure financial instruments, derivatives and our collateralized debt obligations at fair value. We account for real estate loans held for sale at the lower of their carrying amount or fair value less estimated cost to sell. Realized and unrealized gains or losses from our investment securities and collateralized debt obligations within our CDO entities for which we elected the fair value option are recorded in our statements of operations. Unrealized gains or losses from our investment securities for which we did not elect the fair value option are recorded through other comprehensive income or loss. Impairments on our available-for-sale securities are recorded in our consolidated statements of operations. Changes in the carrying amount or fair value of our real estate loans held for sale are recorded in our consolidated statements of operations.

        We adopted SFAS No. 157, Fair Value Measurements ("SFAS 157"), in the first quarter of 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and enhances disclosure requirements for fair value measurements. Additionally and also in the first quarter of 2008, we adopted SFAS 159, and applied this option to the investment securities and collateralized debt obligations within our CDO legal entities.

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

        During 2008, our assets measured at fair value on a recurring basis reflected as Level 3 decreased largely as a result of the sale of CMBS totaling $2.2 million, principal repayments of CMBS and Non-Agency RMBS totaling $8.6 million and spread widening on our CMBS and Non-Agency RMBS. The significant amount of our investment securities reflected as Level 3 is a result of the reduction of liquidity in the capital markets that resulted in a decrease in the observability of the significant inputs used in determining fair value. Management determined the classification level of each security based upon a review of the pricing source used (non-binding broker quotes, pricing services or fair value determinations by management).

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

	Investment Securities	%	Derivative Liabilities	%	Collateralized Debt Obligations	%
	($ in millions)
Non-binding quote(s) from dealers in securities	$38.8	53.3%	$56.8	99.1%	$45.4	100%
Independent pricing service	29.4	40.3%	—	0.0%	—	0%
Fair Value determinations by management	4.7	6.4%	0.5	0.9%	—	0%

Total	$72.9	100.0%	$57.3	100.0%	$45.4	100%

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

      Mortgage-Backed Securities

        Our commercial mortgage-backed securities and residential mortgage-backed securities comprise 100% of our investment securities portfolio. We own these securities either directly on our balance sheet or in one of our two CDOs. We own the equity of each of the CDOs and it is through this equity investment that we participate in the investment performance of the portion of the investment securities portfolio that is owned by the CDOs. The commercial mortgage-backed securities and residential mortgage-backed securities segment of our portfolio at December 31, 2008 is summarized below:

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

      Equity Securities

        Our investment policies allow us to acquire equity securities, including common and preferred shares issued by other real estate investment trusts. At December 31, 2008, we held two investments in equity securities, with a fair value of $0. These investment securities are classified as available for sale and thus carried at fair value on our balance sheet with changes in fair value recognized in accumulated other comprehensive income until realized or determined to be other than temporarily impaired.

      Changes in Carrying Value of Investment Securities

        The following sets forth information regarding the changes in the carrying value of our investment securities during the year ended December 31, 2008:

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

        The following sets forth information regarding the changes in the carrying value of our investment securities during the year ended December 31, 2007:

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

        We previously have entered into repurchase agreements to finance some of our purchases of investment securities and real estate loans. Borrowings under these agreements were secured by our investment securities and real estate loans and bore interest rates that have historically moved in close relationship to LIBOR. As of December 31, 2008, we were not utilizing any of those arrangements, we had no outstanding obligations under repurchase agreements and all collateral pledged against repurchase borrowings had been returned to us.

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

(1)
Excludes the non-investment grade notes and preference shares that we retained.

(2)
Collateral composition amounts are based on par value, which is the metric used to calculate whether the triggers pass or fail.

	CDO I	CDO II
CDO Overview:
Effective Date	Nov-05	Jan-07
End of Collateral Replacement Period	Dec-08	n/a
Optional Call Date(1)	Jan-09	n/a
Auction Call Date	Dec-13	n/a
Avg. Debt Spread (bps)(2)	58	57
CDO Cash Flow Triggers:
Over Collateralization
Class A/B/C/D
Issue Date	165.88%	n/a
Current	129.69%	n/a
Trigger	153.56%	n/a
Class E
Issue Date	150.42%	n/a
Current	111.08%	n/a
Trigger	142.15%	n/a
Class F
Issue Date	134.87%	n/a
Current	96.02%	n/a
Trigger	128.59%	n/a
Interest Coverage
Class A/B/C/D
Current	147.59%	n/a
Trigger	164.06%	n/a
Class E
Current	120.62%	n/a
Trigger	142.15%	n/a
Class F
Current	96.71%	n/a
Trigger	119.09%	n/a

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

        Our operating activities provided net cash of approximately $39.9 million for the year ended December 31, 2008, which was primarily a result of a net loss of $307.1 million being comprised in part of unrealized loss on derivatives of $64.0 million, net changes in assets and liabilities carried under the fair value option of SFAS 159 of $123.7 million, non-cash impairment charges relating to available-for-sale securities of $142.9 million, provision for loan loss of $27.1 million, non-cash depreciation and amortization of $12.1 million, amortization and write-off of deferred financing costs of $1.1 million and a realized net loss on available-for-sale securities, real estate loans and other investments of $4.8 million. Operating activities provided further net cash from a net decrease in interest receivable of $7.8 million and the receipt of restricted cash from the settlement of swaps of $7.1 million. This was offset in part by other non-cash activities, including accretion of net discount on investment securities and real estate loans of $18.1 million and amortization of intangible liabilities of $5.5 million. The increase in cash was also further offset by a net decrease in accounts payable and accrued liabilities, due to Manager and interest payable of $12.4 million, a net decrease in other receivables, prepaid expenses and other assets of $1.8 million and $10.5 million of net payments on the settlement of derivatives.

        Our operating activities provided net cash of approximately $35.1 million for the year ended December 31, 2007, which was primarily a result of a net loss of $345.9 million being comprised in part of realized and unrealized loss on derivatives of $88.8 million, non-cash impairment charges relating to available-for-sale securities of $317.9 million, provision for loan loss of $4.5 million, non-cash depreciation and amortization of stock based compensation, deferred financing costs and real estate assets of $13.5 million, an increase in the return on investment from equity investments of $2.6 million, and a realized net loss on available-for-sale securities, real estate loans and other investments of $1.7 million. Operating activities provided further net cash from a net decrease in interest receivable of $7.9 million. This was offset in part by other non-cash activities, including accretion of net discount on investment securities and real estate loans of $19.4 million, a gain on foreign currency translation of $4.3 million, amortization of intangible liabilities and deferred gains on derivatives of $6.3 million, income from equity investments of $2.6 million, accretion of interest on real estate loans of $2.5 million and the reversal of a deferred tax liability of $0.9 million. The increase in cash was also further offset by a net decrease in accounts payable and accrued liabilities, due to Manager and interest payable of $17.6 million, a net increase in other receivables, prepaid expenses and other assets of $2.7 million and $1.9 million of payments on the settlement of derivatives.

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

        Our investing activities provided net cash of $1,403.4 million for the year ended December 31, 2008 primarily from proceeds received from the sale of available-for-sale securities of $1,178.4 million, proceeds from the repayment at maturity of real estate loans of $9.7 million, proceeds from the sale of real estate loans and other investments of $152.5 million, proceeds from rent enhancement of $3.4 million, principal repayments from investment securities and real estate loans totaling $74.1 million and net receipts of restricted cash from other investments of $16.2 million. This was partially offset by net cash paid to terminate swaps of $30.2 million.

        Our investing activities provided net cash of $860.7 million for the year ended December 31, 2007 primarily from proceeds received from the sale of available-for-sale securities of $1,643.1 million, proceeds from the sale of real estate loans and other investments of $78.2 million, proceeds from the redemption of real estate loans of $37.0 million, proceeds from rent enhancement of $1.8 million, principal repayments from investment securities and real estate loans totaling $398.5 million, net proceeds received from acquisition of credit default swaps of $4.9 million and return of capital from equity investments of $5.9 million. This was partially offset by the purchase of available-for-sale securities of $893.1 million, the purchase and funding of equity investments of $42.1 million, the acquisition of commercial real estate and real estate loans totaling $291.4 million, net cash paid to terminate swaps of $48.0 million, net deposits of restricted cash for credit default swaps of $32.9 million and net deposits of restricted cash for investment of $1.0 million.

        Our investing activities used net cash of $892.7 million for the year ended December 31, 2006 primarily from the purchase of available-for-sale securities of $1,972.6 million and the funding or purchase of real estate loans and other investments totaling $164.1 million, which was partially offset by receipt of principal paydowns on investment securities and real estate loans of approximately $536.1 million and $708.5 million of proceeds from the sale of available-for-sale securities and the repayment of real estate loans.

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

        REIT taxable income is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles GAAP net loss to estimated REIT taxable income for the years ended December 31, 2008, December 31, 2007 and December 31, 2006:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
	(In thousands)
GAAP net income (loss)	$(307,092)	$(345,878)	$46,917
Adjustments to GAAP net income (loss):
Net loss of our Taxable REIT Subsidiary	488	35,467	—
Share based compensation	(69)	414	187
Net tax adjustments related to interest income	(12,749)	2,840	7,061
Book derivative loss in excess of tax loss (income in excess of tax income)	18,267	40,691	(8,811)
Deductible REMIC losses	(5,044)	—	—
Capital loss limitation	36,350	9,056	2,128
Impairment losses not deductible for tax purposes	142,916	317,931	10,389
Net change in assets and liabilities valued under fair value option	123,708	—	—
Loan loss allowances not deductible for tax purposes	27,973	4,500	—
GAAP/tax difference on rent escalation and lease amortization	(1,542)	(996)	—
Deferred income tax expense	—	—	900
Book/tax difference for foreign taxable REIT subsidiaries	—	—	341
Foreign currency translation adjustment	—	—	(504)
Other	(89)	691	41

Net adjustments to GAAP net income (loss)	330,209	410,594	11,732

REIT taxable income	$23,117	$64,716	$58,649

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
Mortgage assets and other investment securities(1)
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

(1)
The fair value of all of our investment securities is included.

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
Mortgage assets and other investment securities(1)
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

(1)
The fair value of all of our investment securities is included.

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

CRYSTAL RIVER CAPITAL, INC.

June 5, 2009	/s/ WILLIAM M. POWELL
Date	William M. Powell
Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 5, 2009	/s/ WILLIAM M. POWELL
Date	William M. Powell
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

June 5, 2009	/s/ CRAIG J. LAURIE
Date	Craig J. Laurie
Director, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

June 5, 2009	/s/ RODMAN L. DRAKE
Date	Rodman L. Drake, Director

June 5, 2009	/s/ JANET GRAHAM
Date	Janet Graham, Director

June 5, 2009	/s/ HARALD R. HANSEN
Date	Harald R. Hansen, Director

June 5, 2009	/s/ WILLIAM F. PAULSEN
Date	William F. Paulsen, Director

June 5, 2009	/s/ LOUIS P. SALVATORE
Date	Louis P. Salvatore, Director

EXHIBIT INDEX

Exhibit Number		Description
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
10.1	(c)‡	Sub-Advisory Agreement, dated as of March 3, 2009, among Crystal River Capital, Inc., Hyperion Brookfield Crystal River Capital Advisors, LLC and Hyperion Brookfield Asset Management, Inc.
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
10.4	(d)‡
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
21.1	‡	Subsidiaries of Crystal River Capital, Inc.
23.1	*	Consent of Ernst & Young LLP.
31.1	*	Certification of William M. Powell, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Craig J. Laurie, Treasurer and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of William M. Powell, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Craig J. Laurie, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†
Represents a management contract or compensatory plan or arrangement.

‡
Previously filed.

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

                      /s/ Ernst & Young LLP

New York, New York
February 27, 2009

Crystal River Capital, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS:
Investment securities, at fair value
Commercial MBS ($14,317 and $399,410 of available-for-sale securities, respectively, and $43,776 and $0 of held-for-trading securities, respectively)	$58,093	$399,410
Agency MBS, available-for-sale	—	1,246,682
Non-Agency Residential MBS ($7,298 and $168,422 of available-for-sale securities, respectively, and $7,525 and $0 of held-for-trading securities, respectively)	14,823	168,422
Preferred stock, available-for-sale	—	732
Real estate loans	9,034	170,780
Real estate loans held for sale	5,058	—
Commercial real estate, net	228,259	234,763
Other investments	1,550	37,761
Intangible assets	75,541	81,174
Cash and cash equivalents	6,239	27,521
Restricted cash	26,107	68,706
Receivables:
Principal paydown	10	914
Interest	4,152	11,808
Rent enhancement receivables, related party	13,828	16,311
Other receivables	3,135	2,604
Prepaid expenses and other assets	939	540
Deferred financing costs, net	1,533	10,750
Derivative assets	—	560

Total Assets	$448,301	$2,479,438

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Liabilities:
Accounts payable, accrued expenses and cash collateral payable	$2,652	$1,817
Due to Manager	—	678
Dividends payable	2,511	16,828
Intangible liabilities	72,265	77,745
Repurchase agreements	—	1,276,121
Collateralized debt obligations (fair value at December 31, 2008; cost at December 31, 2007)	45,429	486,608
Junior subordinated notes	51,550	51,550
Mortgages payable	219,380	219,380
Senior mortgage-backed notes, related party	—	99,815
Secured revolving credit facility, related party	32,920	67,319
Interest payable	1,357	9,256
Derivative liabilities	57,646	61,729

Total Liabilities	485,710	2,368,846

Commitments and Contingencies
Stockholders' Equity (Deficit):
Preferred Stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized, 24,905,252 and 24,704,945 shares issued and outstanding at December 31, 2008 and 2007, respectively	25	25
Additional paid-in capital	564,560	562,930
Accumulated other comprehensive income (loss)	(9,815)	(15,481)
Accumulated deficit	(592,179)	(436,882)

Total Stockholders' Equity (Deficit)	(37,409)	110,592

Total Liabilities and Stockholders' Equity (Deficit)	$448,301	$2,479,438

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Revenues:
Interest and dividend income:
Interest income—investment securities	$109,453	$194,130	$181,728
Interest income—real estate loans	6,567	17,080	11,860
Other interest and dividend income	1,196	8,709	7,636

Total interest and dividend income	117,216	219,919	201,224
Rental income, net	22,225	16,210	—

Total revenues	139,441	236,129	201,224

Expenses:
Interest expense	53,543	156,797	139,601
Management fees, related party	1,226	6,378	7,854
Professional fees	2,681	3,904	2,722
Depreciation and amortization	12,088	8,948	—
Incentive fees	—	124	68
Insurance expense	1,662	936	413
Directors' fees	451	695	436
Public company expense	668	522	210
Commercial real estate expenses	1,541	1,011	—
Provision for loss on real estate loans	27,073	4,500	—
Other expenses	1,285	700	507

Total expenses	102,218	184,515	151,811

Income before other revenues (expenses)	37,223	51,614	49,413
Other revenues (expenses):
Realized net loss on sale of available-for-sale securities, real estate loans and other investments	(5,166)	(1,698)	(2,128)
Realized and unrealized gain (loss) on derivatives	(70,679)	(84,951)	10,330
Impairment of available-for-sale securities	(142,916)	(317,931)	(10,389)
Net change in assets and liabilities valued under fair value option	(123,708)	—	—
Foreign currency exchange gain	—	4,292	580
Income (loss) from equity investments	(40)	2,610	—
Other	(1,806)	186	(889)

Total other expenses	(344,315)	(397,492)	(2,496)

Net income (loss)	$(307,092)	$(345,878)	$46,917

Per share information:
Net income (loss) per share of common stock:
Basic	$(12.35)	$(13.86)	$2.27

Diluted	$(12.35)	$(13.86)	$2.27

Dividends declared per share of common stock	$1.18	$2.72	$2.71

Weighted average shares of common stock outstanding:
Basic	24,866,206	24,962,708	20,646,637

Diluted	24,866,206	24,962,708	20,646,637

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

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(307,092)	$(345,878)	$46,917
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of stock based compensation	327	1,140	1,347
Accretion of net discount on investment securities and real estate loans	(18,062)	(19,426)	(9,866)
Realized net loss (gain) on sale of available-for-sale securities, real estate loans and other investments	4,759	1,685	2,128
Impairment of available-for-sale securities	142,916	317,931	10,389
Provision for loss on real estate loans	27,073	4,500	—
Net change in assets and liabilities valued under fair value option	123,708	—	—
Accretion of interest on real estate loans and other investments	(263)	(2,475)	(1,164)
Amortization of net realized cash flow hedge (gain) loss	1,499	(2,227)	(310)
Unrealized (gain) loss on derivatives	63,964	88,763	(7,685)
Amortization and write-off of deferred financing costs	1,065	3,538	2,015
Management fee expense paid in stock	1,170	12	7
(Income) loss from equity investment	40	(2,610)	—
Change in deferred income tax	—	(900)	900
Gain on foreign currency exchange	—	(4,330)	(513)
Depreciation and amortization	12,088	8,948	—
Amortization of intangible liabilities	(5,480)	(4,057)	—
Amortization of underwriting costs on available-for-sale securities and loans	—	170	111
Write-off of costs on available-for-sale securities and real estate loans	—	—	97
Other	1,881	859	—
Changes in operating assets and liabilities:
Net receipt of restricted cash for failed swaps	7,144	—	—
Payments on settlement of derivatives	(10,528)	(756)	(850)
Interest receivable	7,656	7,003	(7,289)
Swap receivable	—	—	(1,948)
Interest receivable, derivative	169	898	(1,072)
Other receivables	(1,407)	(2,604)	—
Prepaid expenses and other assets	(362)	(125)	(1,449)
Return on capital from equity investments	—	2,610	—
Accounts payable and accrued liabilities	(65)	(2,195)	3,212
Due to Manager	(678)	(1,362)	1,554
Interest payable	(7,899)	(10,161)	6,522
Interest payable, derivative	(3,719)	(3,851)	2,178

Net cash provided by operating activities	39,904	35,100	45,231

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	—	(893,057)	(1,972,635)
Acquisition of and contributions to interest in other investments	—	(42,095)	(19,509)
Acquisition of commercial real estate and rent enhancement receivable	—	(261,204)	—
Return of capital from equity investment	426	5,884	—
Interest purchased	—	—	69
Underwriting costs on available-for-sale securities and real estate loans	—	(230)	(744)
Principal payments on investment securities and real estate loans	74,136	398,451	536,069
Proceeds from the sale of available-for-sale securities	1,178,357	1,643,130	660,410
Proceeds from the sale and repayment of real estate loans and other investments	162,156	115,211	48,139
Proceeds from rent enhancement	3,365	1,778	—
Proceeds received from acquisition of credit default swaps	—	5,328	—
Proceeds paid for acquisition of credit default swaps	—	(459)	—
Cash received to terminate swaps	—	6,471	—
Cash paid to terminate swaps	(30,249)	(54,429)	—
Net receipts of (deposits to) restricted cash for investment	3,972	(1,000)	—
Net receipts of (deposits to) restricted cash from credit default swaps	12,211	(32,908)	—
Funding of real estate loans	(929)	(30,211)	(144,547)

Net cash provided by (used in) investing activities	1,403,445	860,660	(892,748)

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	—	—	159,219
Proceeds from issuance of junior subordinated notes held by trust that issued trust preferred securities	—	50,000	—
Payment on settlement of derivatives	(10,466)	(9,969)	(471)
Proceeds from the settlement of derivatives	—	4,932	—
Net change in cash collateral payable	—	(1,960)	1,960
Issuance of collateralized debt obligations	—	324,956	—
Proceeds from mortgages payable	—	219,380	—
Proceeds from senior mortgage-backed notes, related party	—	101,500	—
Principal repayments on collateralized debt obligations	(19,581)	(32,744)	(33,104)
Principal repayments on senior mortgage-backed notes, related party	(99,815)	(1,685)	—
Net receipts from (deposits to) restricted cash	19,272	44,685	(60,984)
Payment of deferred financing costs	—	(9,359)	(282)
Dividends paid	(43,521)	(67,416)	(40,423)
Proceeds from (repayment of) note payable, related party	—	—	(35,000)
Repurchase of common stock	—	(4,523)	—
Net (payments on) proceeds from repurchase agreements	(1,276,121)	(1,447,522)	745,785
Net (payments on) proceeds from repurchase agreements, related party	—	(144,806)	128,377
Net (payments on) proceeds from term revolver, related party	(34,399)	67,319	—
Other	—	(50)	—

Net cash provided by (used in) financing activities	(1,464,631)	(907,262)	865,077

Net increase (decrease) in cash and cash equivalents	(21,282)	(11,502)	17,560
Cash and cash equivalents at beginning of period	27,521	39,023	21,463

Cash and cash equivalents at end of period	$6,239	$27,521	$39,023

Supplemental disclosure of cash flows:
Cash paid during the period for interest	$63,759	$167,784	$128,889
Cash paid during the period for income taxes	—	292	—
Supplemental disclosure of noncash investing and financing activities:
Dividends declared, not yet paid	2,498	16,828	16,514
Principal paydown receivable	10	914	5,940
Purchase of available-for-sale securities not yet settled	—	—	94,881
Prepaid securities offering costs from prior year	—	—	619
Interest payable on interest rate swap	—	—	1,238
Equity investment in trust	—	1,550	—
Capitalization of interest on other investments	—	1,112	—
Cumulative effect upon adoption of SFAS 159	179,422	—	—
Classification of real estate loans as held for sale	139,865	—	—

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

Securities

        We invest in commercial mortgage-backed securities ("CMBS"), U.S. Agency mortgage pass-through certificates, which are securities issued or guaranteed by the Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") or Government National Mortgage Association ("Ginnie Mae") and Agency Collateralized Mortgage Obligations issued by Fannie Mae or Freddie Mac backed by mortgage pass-through securities and evidenced by a series of bonds or certificates issued in multiple classes (collectively, "Agency MBS"), Non-Agency residential mortgage-backed securities ("Non-Agency RMBS") and other real estate debt and equity instruments. We account for our investments in CMBS, Agency MBS, RMBS, asset-backed securities ("ABS") and other real estate and equity instruments, which we refer to as our investment securities, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). We classify our securities as either available-for-sale or held-for-trading because we may dispose of them prior to maturity in response to changes in the market, liquidity needs or other events, even though we do not hold the securities for the purpose of selling them in the near future.

        All investment securities are reported at fair value, based on quoted market prices provided by independent pricing sources, when available, or from quotes provided by dealers who make markets in certain securities, or from our management's estimates in cases where the investments are illiquid. In making these estimates, our management utilizes pricing information obtained from dealers who make markets in these securities. However, under certain circumstances we may adjust these values based on our knowledge of the securities and the underlying collateral. Our management also uses a discounted cash flow model, which utilizes prepayment and loss assumptions based upon historical experience, economic factors and the characteristics of the underlying cash flow to substantiate the fair value of the securities. The assumed discount rate is based upon the yield of comparable securities. The determination of future cash flows and the appropriate discount rates are inherently subjective and, as a result, actual results may vary from our management's estimates.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Unrealized gains and losses for investment securities for which we have not elected the fair value option under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity (deficit), unless unrealized loss amounts are determined to be impaired as described below. For investment securities for which we have elected the fair value option, we reclassified these securities from available-for-sale to held-for-trading and changes in the fair value of these securities are recorded in our consolidated statements of operations. This did not result in a change to our intent as it relates to these securities.

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

Revenue Recognition

        Interest income for our investment securities and real estate loans is recognized over the life of the investment using the effective interest method and recorded on the accrual basis. Interest income on mortgage-backed securities ("MBS") is recognized using the effective interest method as required by EITF 99-20. Real estate loans generally are originated or purchased at or near par value, and interest income is recognized based on the effective yield method based on the terms of the loan instrument. Any loan fees or acquisition costs on originated loans or securities are capitalized and recognized as a component of interest income over the life of the investment utilizing the straight-line method, which approximates the effective interest method. None of the interest income for the years ended December 31, 2008, 2007 or 2006 included prepayment fees. We do not accrue interest on real estate loans that are placed on non-accrual status when collection of principal or interest is in doubt. As of January 1, 2008, a construction real estate loan was placed on non-accrual status and we recorded an additional provision for loan loss of $9,735 related to this loan during the year ended December 31, 2008 as we believe that it is probable that we will not recover the entire loan balance, including the capitalized interest thereon.

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

        We record security transactions, other than repurchases of our own stock, on the trade date. Realized gains and losses from security transactions are determined based upon the specific identification method and recorded as gain (loss) on sale of investment securities in the statements of operations.

        We account for accretion of discounts or premiums on investment securities and real estate loans using the effective interest yield method. Such amounts have been included as a component of interest income in the statements of operations.

        We may sell all or a portion of our real estate investments to a third party. To the extent the fair value received for an investment differs from the amortized cost of that investment and control of the asset that is sold is surrendered making it a "true sale," as defined under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125 ("SFAS 140"), a gain or loss on the sale will be recorded in the statements of operations as realized net gain (loss) on sale of investment securities, real estate loans and other investments. To the extent a real estate investment is sold that has any fees that were capitalized at the time the investment was made and were being recognized over the term of the investment, the unamortized fees are recognized at the time of sale and included in any gain or loss on sale of real estate investments.

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

December 31, 2008

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk and Other Risks and Uncertainties

        A significant portion of our investments are concentrated in MBS that pass through collections of principal and interest from the underlying mortgages and there is a risk that some borrowers on the underlying mortgages will default. Therefore, MBS bear exposure to credit losses. Our maximum exposure to loss due to credit risk if all parties to our investment securities failed completely to perform according to the terms of the contracts as of December 31, 2008 and December 31, 2007 is $72,916 and $1,815,246, respectively. Our real estate loans and other investments also bear exposure to credit losses. Our maximum exposure to loss due to credit risk if parties to our real estate loans, including real estate loans held for sale, and other investments failed completely to perform according to the terms of the loans and other agreements as of December 31, 2008 and December 31, 2007 is $15,642 and $208,541, respectively.

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

        In February 2007, the FASB issued SFAS 159. SFAS 159 gives us the option of electing to measure eligible financial assets, financial liabilities and commitments at fair value (i.e., the fair value option, or FVO), on an instrument-by-instrument basis. The election to use the FVO is available when we first recognize a financial asset or financial liability or enter into a firm commitment. Subsequent changes in the fair value of assets, liabilities and commitments valued under the FVO will be recorded in our consolidated statements of operations.

        On January 1, 2008, we elected to apply the FVO under SFAS 159 to the investment securities and collateralized debt obligation liabilities of our consolidated collateralized debt obligation ("CDO") securitization entities. Prior to the application of SFAS 159, we were required, for financial reporting purposes, to carry at fair value the investment securities, but not the collateralized debt obligations, of the CDO entities, even though the investment securities and collateralized debt obligations were paired within the same legal structure and the collateralized debt obligations issued by each CDO entity would be repaid directly and solely from the cash flows generated by the assets of those entities.

        Electing the FVO for the investment securities and collateralized debt obligations (including derivatives) for our CDO entities enables us to correlate more closely the values of the assets and liabilities that are paired within the same securitization entity and to reduce the complexity of accounting, especially with regards to derivatives under SFAS 133. For investment securities for which we have elected the fair value option, we reclassified these securities from available-for-sale to held-for-trading and changes in the fair value of these securities are recorded in our consolidated

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

statements of operations. This reclassification adjustment did not result in a change to our intent as it relates to these securities.

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

	Fair Value Measurements as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets accounted for at fair value:
Investment securities	$—	$—	$72,916	$72,916
Derivative assets	—	—	—	—

Total assets at fair value	$—	$—	$72,916	$72,916

Liabilities accounted for at fair value:
Collateralized debt obligations	$—	$—	$45,429	$45,429
Derivative liabilities	—	—	57,280	57,280

Total liabilities at fair value	$—	$—	$102,709	$102,709

	Fair Value Measurements as of January 1, 2008
	Level 1	Level 2	Level 3	Total
Assets accounted for at fair value:
Investment securities	$—	$1,246,682	$568,564	$1,815,246
Derivative assets	—	—	386	386

Total assets at fair value	$—	$1,246,682	$568,950	$1,815,632

Liabilities accounted for at fair value:
Collateralized debt obligations	$—	$—	$299,034	$299,034
Derivative liabilities	—	24,736	32,908	57,644

Total liabilities at fair value	$—	$24,736	$331,942	$356,678

        The following is a summary of our investment securities based on the lowest level input that is significant to each security's fair value measurement in its entirety as of December 31, 2008 and January 1, 2008.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

3. FAIR VALUE HIERARCHY (Continued)

	Investment Securities at Fair Value as of December 31, 2008
Security Description	Level 1	Level 2	Level 3	Total
CMBS	$—	$—	$58,093	$58,093
Non-Agency RMBS	—	—	14,823	14,823

Total investment securities at fair value	$—	$—	$72,916	$72,916

Level 3 assets for which we do not bear direct economic exposure(1)			51,032

Level 3 assets for which we bear direct economic exposure			$21,884

	Investment Securities at Fair Value as of January 1, 2008
Security Description	Level 1	Level 2	Level 3	Total
CMBS	$—	$—	$399,410	$399,410
Agency MBS	—	1,246,682	—	1,246,682
Non-Agency RMBS	—	—	168,422	168,422
Preferred stock	—	—	732	732

Total investment securities at fair value	$—	$1,246,682	$568,564	$1,815,246

Level 3 assets for which we do not bear direct economic exposure(1)			398,681

Level 3 assets for which we bear direct economic exposure			$169,883

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

	Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Investment securities— available-for-sale	Investment securities— held-for-trading at FVO	Total
Balance, January 1, 2008	$169,883	$398,681	$568,564
Total net gains or losses on assets still held at December 31, 2008:
Included in earnings—interest income	3,738	15,360	19,098
Included in earnings—impairments	(141,110)	—	(141,110)
Included in earnings—mark to market on held-for-trading securities (FVO)	—	(356,713)	(356,713)
Included in earnings—other	(1,150)	(142)	(1,292)
Included in accumulated other comprehensive income (loss)	581	—	581
Total net gains or losses on assets disposed/redeemed during the period:
Included in earnings—interest income	(575)	(4)	(579)
Included in earnings—realized gain (loss) on sale	(1,894)	—	(1,894)
Included in earnings—impairments	(1,806)	—	(1,806)
Included in earnings—mark to market on held-for-trading securities (FVO)	—	(1,019)	(1,019)
Included in earnings—other	(544)	—	(544)
Included in accumulated other comprehensive income (loss)	(13)	—	(13)
Net purchases, dispositions and settlements	(5,495)	(4,862)	(10,357)
Transfers in and/or out of Level 3	—	—	—

Balance, December 31, 2008	$21,615	$51,301	$72,916

        During the year ended December 31, 2008, our assets measured at fair value on a recurring basis reflected as Level 3 decreased, largely as a result of the sale of CMBS totaling $2,245, principal repayments on CMBS and Non-Agency RMBS totaling $8,592 and spread widening on our CMBS and Non-Agency RMBS. A significant amount of our investment securities are reflected as Level 3 as a result of the reduction of liquidity in the capital markets that has resulted in a decrease in the observability of the significant inputs used in determining fair value.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our investment securities with significant valuation inputs classified as Level 3 for the year ended December 31, 2008.

	Investment Securities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	CMBS	Non-Agency RMBS	Preferred Stock	Total
Balance, January 1, 2008	$399,410	$168,422	$732	$568,564
Total net gains/losses on securities still held at end of period:
Included in earnings—interest income	8,526	10,572	—	19,098
Included in earnings—impairments	(79,087)	(60,883)	(1,140)	(141,110)
Included in earnings—mark to market on held-for-trading securities (FVO)	(266,783)	(89,930)	—	(356,713)
Included in earnings—other	(514)	(778)	—	(1,292)
Included in accumulated other comprehensive income (loss)	480	(307)	408	581
Total net gains/losses on securities disposed/redeemed during period:
Included in earnings—interest income	16	(595)	—	(579)
Included in earnings—realized gain (loss) on sale	(1,894)	—	—	(1,894)
Included in earnings—impairments	—	(1,806)	—	(1,806)
Included in earnings—mark to market on held-for-trading securities (FVO)	—	(1,019)	—	(1,019)
Included in earnings—other	—	(544)	—	(544)
Included in accumulated other comprehensive income (loss)	1	(14)	—	(13)
Net purchases, dispositions and settlements	(2,062)	(8,295)	—	(10,357)
Transfers in and/or out of Level 3	—	—	—	—

Balance, December 31, 2008	$58,093	$14,823	$—	$72,916

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

(dollars in thousands, except per share data)

3. FAIR VALUE HIERARCHY (Continued)

Fair Value Option

        The following reflects the assets and liabilities accounted for under the fair value option and the change in fair value recorded in our consolidated statement of operations:

		Changes in Fair Values for the Year Ended December 31, 2008, For Items Measured at Fair Value Pursuant to the Election of the Fair Value Option
	Fair Value Option December 31, 2008	Interest Income(1)	Net Mark to Market Adjustments on Investment Securities—Held- for-Trading	Net Mark to Market Adjustments on Collateralized Debt Obligations
Assets accounted for under the fair value option:
Held-for-trading securities:
CMBS	$43,776	$8,661	$(266,783)	$—
Non-Agency RMBS	7,525	6,699	(90,949)	—

	$51,301	$15,360	$(357,732)	$—

Liabilities accounted for under the fair value option:
Collateralized debt obligations	$45,429	$—	$—	$234,024

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

4. INVESTMENT SECURITIES

        Our investment securities are carried at their estimated fair values. The amortized cost and estimated fair values of our investment securities as of December 31, 2008 and December 31, 2007 are summarized as follows:

December 31, 2008
Security Description	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses	Estimated Fair Value
CMBS	$57,309	$784	$—	$58,093
Non-Agency RMBS	14,709	114	—	14,823

Total	$72,018	$898	$—	$72,916

    (1)
    $724 relates to available-for-sale securities and is included in accumulated other comprehensive income (loss).

December 31, 2007
Security Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
CMBS	$398,797	$613	$—	$399,410
Agency MBS	1,238,769	7,975	(62)	1,246,682
Non-Agency RMBS	166,801	1,621	—	168,422
Preferred stock	1,140	—	(408)	732

Total	$1,805,507	$10,209	$(470)	$1,815,246

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

4. INVESTMENT SECURITIES (Continued)

        We pledge our investment securities to secure our collateralized debt obligations, borrowings under our secured revolving credit facility and repurchase agreements. The fair value of the investment securities that we pledged as collateral as of December 31, 2008 and December 31, 2007 is summarized as follows:

	December 31,
Pledged as Collateral:	2008	2007
For borrowings under collateralized debt obligations	$51,032	$398,681
For borrowings under secured revolving credit facility, related party	4,234	—
For borrowings under repurchase agreements	—	1,393,195

Total	$55,266	$1,791,876

        The aggregate estimated fair values by underlying credit rating of our investment securities as of December 31, 2008 and December 31, 2007 were as follows:

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

4. INVESTMENT SECURITIES (Continued)

        For the years ended December 31, 2008, 2007 and 2006, net discount on investment securities accreted into interest income totaled $18,323, $20,129 and $9,782, respectively.

        Commercial Mortgage Backed Securities ("CMBS")—Our investments include CMBS, which are mortgage-backed securities that are secured by, or evidence ownership interests in, a single commercial mortgage loan, or a partial or entire pool of mortgage loans secured by commercial properties. The securities may be senior, subordinated, investment grade or non-investment grade.

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

4. INVESTMENT SECURITIES (Continued)

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

4. INVESTMENT SECURITIES (Continued)

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

4. INVESTMENT SECURITIES (Continued)

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

4. INVESTMENT SECURITIES (Continued)

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

        Sale of Investment Securities—During the year ended December 31, 2008, we sold 40 available-for-sale securities for proceeds of $475,888 and realized a gain of $2,477 and we sold 33 available-for-sale securities for proceeds of $702,469 and realized a loss of $6,291. During the year ended December 31, 2007, we sold 36 available-for-sale securities for proceeds of $828,670 and realized a gain of $2,881 and we sold 40 available-for-sale securities for proceeds of $814,460 and realized a loss of $4,426. During the year ended December 31, 2006, we sold 22 available-for-sale securities for proceeds of $182,744 and realized a gain of $1,571, we sold three available-for-sale securities at their carrying value for proceeds of $7,991 and we sold 16 available-for-sale securities for proceeds of $469,675 and realized a loss of $3,699.

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

        As of December 31, 2007, the maturity ranges of our outstanding repurchase agreements segregated by our investment securities are as follows:

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

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

Investment grade notes in the aggregate principal amount of $217,500 were issued with floating coupons with a combined weighted average interest rate of three-month LIBOR plus 0.58% and these notes were hedged at an annual rate of 5.068% to protect CDO I from increases in short-term interest rates. In addition, $10,000 of investment grade notes were issued with a fixed coupon rate of 6.02%. CDO I may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of CDO I. Thereafter, CDO I's securities will be retired in sequential order from the senior-most to junior-most as loans are repaid. We incurred approximately $5,906 of issuance costs, which is amortized over the average life of CDO I. The 2005 Issuer and 2005 Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. As of December 31, 2008 and December 31, 2007, CDO I was collateralized by investment securities with fair values of $17,550 and $164,855, respectively. As of January 1, 2008, we elected the fair value option under SFAS 159 for our collateralized debt obligations, and the fair value of the investment grade notes that CDO I issued that are held by third parties as of December 31, 2008 and January 1, 2008 was $16,192 and $79,801, respectively ($142,183 and $161,652 par amount, respectively). Beginning in June 2008, CDO I began to fail certain over-collateralization triggers. During this period of failure, all affected notes do not receive their quarterly interest payments. The money that otherwise would be paid to the classes subordinate to the affected classes is used instead to pay down the principal balance of the senior-most outstanding notes. During the year ended December 31, 2008, $3,185 was diverted from the affected classes to amortize senior notes issued by CDO I and $16,283 of senior notes was otherwise repaid as provided in the indenture governing the CDO I notes.

        In January 2007, we issued approximately $390,338 of CDOs ("CDO II") through two newly-formed subsidiaries, Crystal River Capital Resecuritization 2006-1 Ltd. (the "2006 Issuer") and Crystal River Capital Resecuritization 2006-1 LLC (the "2006 Co-Issuer"). CDO II consists of $324,956 of investment grade notes and $14,638 of non-investment grade notes, each with a final maturity date of September 2047, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $19,517 of non-investment grade notes and $31,227 of preference shares, which were issued by the 2006 Issuer. The 2006 Issuer initially held cash totaling $58,600 that was designated for the future funding of additional investments, all of which was invested during 2007. We retained all of the non-investment grade securities, the preference shares and the common shares in the 2006 Issuer. The 2006 Issuer holds assets, consisting of CMBS, which serve as collateral for CDO II. Investment grade notes in the aggregate principal amount of $324,956 were issued with floating coupons with a combined weighted average interest rate of one-month LIBOR plus 0.57% and these notes were hedged at an annual rate of 4.955% to protect CDO II from increase in short-term interest rates. We incurred approximately $6,006 of issuance costs, which is being amortized over the average life of CDO II. The 2006 Issuer and the 2006 Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. As of December 31, 2008 and December 31, 2007, CDO II was collateralized by investment securities with a fair value of $33,482 and $233,826, respectively. As of January 1, 2008, we elected the fair value option

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(dollars in thousands, except per share data)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

under SFAS 159 for our collateralized debt obligations, and the fair value of the investment grade notes that CDO II issued that are held by third parties as of December 31, 2008 and January 1, 2008 was $29,237 and $219,233, respectively ($324,844 and $324,956 par amount, respectively). During the year ended December 31, 2008, $112 of cash flows from "distressed securities" owned by CDO II was diverted from the equity class to amortize senior notes issued by CDO II.

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

        Market risk reflects changes in the value of the securities and real estate loans due to changes in interest rates or other market factors, including the rate of prepayments of principal and the value of the collateral underlying our investment securities and real estate loans.

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

        The carrying amounts and estimated fair values of our other financial instruments as of December 31, 2008 and 2007 were as follows:

	December 31, 2008		December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Investment securities	$72,916	$72,916	$1,815,246	$1,815,246
Real estate loans	9,034	8,520	170,780	170,402
Real estate loans held for sale	5,058	5,058
Other investments	1,550	297	37,761	37,175
Derivative assets	—	—	560	560
Liabilities:
Repurchase agreements	—	—	1,276,121	1,276,121
Collateralized debt obligations(1)	45,429	45,429	486,608	299,034
Junior subordinated notes	51,550	9,865	51,550	32,068
Mortgages payable	219,380	128,235	219,380	217,660
Senior mortgage-backed notes, related party	—	—	99,815	92,271
Secured revolving credit facility, related party	32,920	32,112	67,319	67,319
Derivative liabilities	57,280	57,280	61,729	61,729

(1)
Carrying value at December 31, 2008 is fair value and carrying value at December 31, 2007 is cost. Cost as of December 31, 2008 is $467,027.

        The methodologies used and key assumptions made to estimate fair values are as follows:

        Investment securities—The fair value of investment securities is estimated by obtaining broker quotations, where available, based upon reasonable market order indications or a good faith estimate thereof. For securities where market quotes are not readily obtainable, management may also estimate values, and considers factors including the credit characteristics and term of the underlying security, market yields on securities with similar credit ratings, and sales of similar securities, where available.

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