Form 10-Q/A
period 2009-03-31
Crystal River Capital, Inc.
filed 2009-06-05
CIK 1344705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

 EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the original Quarterly Report on Form 10-Q for the three months ended March 31, 2009 of Crystal River Capital, Inc. (the "Company") that initially was filed with the Securities and Exchange Commission (the "SEC") on May 7, 2009 (the "Original 10-Q"). This Amendment is being filed to amend Item 1 of Part I of the Original 10-Q (and to otherwise effect conforming changes to Items 2 and 3 of Part I and Item 6 of Part II of the Original 10-Q for consistency with Item 1 of Part I of the Form 10-Q) to revise an inadvertent mislabeling of the Company's investment securities accounted for as "held-for-trading" securities in order to clarify the types of securities owned by the Company's collateralized debt obligation securitization structures. The revision of this presentation reflects a change to the caption for two line items on the Company's unaudited consolidated balance sheets, one line item on the Company's unaudited statements of operations and two line items on the Company's unaudited statements of cash flows and effects conforming changes to the accompanying notes to the unaudited consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and March 31, 2008 and does not otherwise affect the Company's unaudited consolidated financial statements or the accompanying notes to the unaudited consolidated financial statements. References in this Amendment to "Form 10-Q" refer to the Original 10-Q as amended by this Amendment.

        Additionally, pursuant to the rules of the SEC, Part II of the Original 10-Q has been amended to contain currently dated certifications of the Company's chief executive officer and chief financial officer. As required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our chief executive officer and chief financial officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

        Except as described above, no other amendments have been made to the Original 10-Q. All other Items of the Original 10-Q are unaffected by this Amendment but have been included in this Amendment solely to provide investors with one complete amended filing. This Amendment does not reflect events occurring after May 7, 2009 or modify or update the disclosure contained in the Original 10-Q in any way other than as required to reflect the revisions discussed above. This Amendment should be read in conjunction with the Company's filings made with the SEC subsequent to the original filing of the Original 10-Q, including any amendments to those filings, as information in such filings may update or supersede certain information contained in this Amendment.

i

CRYSTAL RIVER CAPITAL, INC.
INDEX

ii

PART I.
FINANCIAL INFORMATION

Item 1.    Financial Statements

Crystal River Capital, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS:
Investment securities, at fair value
Commercial MBS ($11,529 and $14,317 of available-for-sale securities, respectively, and $32,971 and $43,776 of held-for-trading securities, respectively)	$44,550	$58,093
Non-Agency Residential MBS ($4,524 and $7,298 of available-for-sale securities, respectively, and $4,488 and $7,525 of held-for-trading securities, respectively)	9,012	14,823
Real estate loans	2,514	9,034
Real estate loans held for sale	5,058	5,058
Commercial real estate, net	226,632	228,259
Other investments	1,550	1,550
Intangible assets	74,132	75,541
Cash and cash equivalents	1,499	6,239
Restricted cash	25,186	26,107
Receivables:
Principal paydown	—	10
Interest	4,112	4,152
Rent enhancement receivables, related party	13,198	13,828
Other receivables	3,322	3,135
Prepaid expenses and other assets	296	939
Deferred financing costs, net	1,514	1,533

Total Assets	$412,575	$448,301

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Liabilities:
Accounts payable, accrued expenses and cash collateral payable	$3,826	$2,652
Dividends payable	2,511	2,511
Intangible liabilities	70,895	72,265
Collateralized debt obligations, at fair value	35,521	45,429
Junior subordinated notes	51,550	51,550
Mortgages payable	219,380	219,380
Secured revolving credit facility, related party	28,920	32,920
Interest payable	2,088	1,357
Derivative liabilities	47,067	57,646

Total Liabilities	461,758	485,710

Commitments and Contingencies
Stockholders' Deficit:
Preferred Stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized, 24,905,253 and 24,905,252 shares issued and outstanding, respectively	25	25
Additional paid-in capital	564,615	564,560
Accumulated other comprehensive loss	(9,152)	(9,815)
Accumulated deficit	(604,671)	(592,179)

Total Stockholders' Deficit	(49,183)	(37,409)

Total Liabilities and Stockholders' Deficit	$412,575	$448,301

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Interest and dividend income:
Interest income—investment securities	$13,888	$39,937
Interest income—real estate loans	458	2,612
Other interest and dividend income	19	669

Total interest and dividend income	14,365	43,218
Rental income, net	5,604	5,662

Total revenues	19,969	48,880

Expenses:
Interest expense	6,533	24,268
Management fees, related party	—	667
Professional fees	444	668
Depreciation and amortization	3,022	3,022
Insurance expense	424	330
Directors' fees	85	153
Public company expense	111	111
Commercial real estate expenses	393	417
Provision for loss on real estate loans	6,758	9,063
Other expenses	82	376

Total expenses	17,852	39,075

Income before other revenues (expenses)	2,117	9,805
Other revenues (expenses):
Realized net gain (loss) on sale of available-for-sale securities, real estate loans and other investments	40	(3,785)
Realized and unrealized gain (loss) on derivatives	3,871	(43,382)
Impairment of available-for-sale securities	(5,784)	(67,154)
Net change in assets and liabilities valued under fair value option	(9,876)	(32,848)
Loss from equity investments	—	(40)
Other	(349)	(282)

Total other expenses	(12,098)	(147,491)

Net loss	$(9,981)	$(137,686)

Per share information:
Net loss per share of common stock
Basic	$(0.40)	$(5.56)

Diluted	$(0.40)	$(5.56)

Dividends declared per share of common stock	$0.10	$0.68

Weighted average shares of common stock outstanding
Basic	25,131,361	24,750,048

Diluted	25,131,361	24,750,048

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

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,981)	$(137,686)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of stock based compensation	35	106
Accretion of net discount on investment securities and real estate loans	(1,128)	(7,621)
Realized net (gain) loss on sale of available-for-sale securities and real estate loans	(40)	3,785
Impairment of available-for-sale securities	5,784	67,154
Provision for loss on real estate loans	6,758	9,063
Net change in assets and liabilities valued under fair value option	9,876	32,848
Accretion of interest on real estate loans	(235)	—
Amortization of net realized cash flow hedge (gain) loss	468	145
Realized and unrealized (gain) loss on derivatives	(8,111)	42,470
Amortization and write-off of deferred financing costs	19	445
Management fee expense paid in stock	—	694
Depreciation and amortization	3,022	3,022
Amortization of intangible liabilities	(1,370)	(1,370)
Other	391	(351)
Changes in operating assets and liabilities:
Net deposits of restricted cash	(1,477)	—
Net receipt of (payments on) settlement of derivatives	—	(2,044)
Interest receivable	40	6,025
Interest receivable, derivative	—	168
Rent enhancement receivables, related party	(200)	248
Other receivables	(187)	218
Prepaid expenses and other assets	645	(1,637)
Accounts payable and accrued liabilities	1,214	(1,088)
Due to Manager	—	15
Interest payable	764	(5,646)
Interest payable, derivative	—	(3,112)

Net cash provided by operating activities	6,287	5,851

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM INVESTING ACTIVITIES:
Return of capital from equity investment	—	426
Principal payments on investment securities and real estate loans	61	59,134
Proceeds from the sale of available-for-sale securities	—	784,791
Proceeds from the sale and repayment of real estate loans and other investments	—	35,745
Proceeds from rent enhancement	830	646
Cash paid to terminate swaps	(2,463)	(30,249)
Net receipts of restricted cash from credit default swaps	2,400	17,706
Proceeds received from affiliate	—	439

Net cash provided by investing activities	828	868,638

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on settlement of derivatives	—	(10,466)
Principal repayments on collateralized debt obligations	(5,362)	(2,410)
Principal repayments on senior mortgage-backed notes, related party	—	(672)
Net receipts from (deposits to) restricted cash	(2)	23,546
Dividends paid	(2,491)	(16,801)
Net payments on repurchase agreements	—	(867,444)
Net payments on secured revolving credit facility, related party	(4,000)	(19,099)

Net cash used in financing activities	(11,855)	(893,346)

Net increase (decrease) in cash and cash equivalents	(4,740)	(18,857)
Cash and cash equivalents at beginning of period	6,239	27,521

Cash and cash equivalents at end of period	$1,499	$8,664

Supplemental disclosure of cash flows:
Cash paid during the period for interest	$5,316	$32,684
Supplemental disclosure of noncash investing and financing activities:
Dividends declared, not yet paid	2,511	16,834
Principal paydown receivable	—	8,904
Sale of available-for-sale securities not yet settled	—	393,566
Cumulative effect upon adoption of SFAS 159	—	179,722
Classification of real estate loans as held for sale	—	107,345
Noncash component of dividends on deferred stock units	20	28

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

Securities

        We invest in commercial mortgage-backed securities ("CMBS"), U.S. Agency mortgage pass-through certificates, which are securities issued or guaranteed by the Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") or Government National Mortgage Association ("Ginnie Mae") and Agency Collateralized Mortgage Obligations issued by Fannie Mae or Freddie Mac backed by mortgage pass-through securities and evidenced by a series of bonds or certificates issued in multiple classes (collectively, "Agency MBS"), Non-Agency residential mortgage-backed securities ("Non-Agency RMBS") and other real estate debt and equity instruments. We account for our investments in CMBS, Agency MBS, RMBS, asset-backed securities ("ABS") and other real estate and equity instruments, which we refer to as our investment securities, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). We classify our securities as available-for-sale or held-for-trading because we may dispose of them prior to maturity in response to changes in the market, liquidity needs or other events.

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

        Depreciation on buildings is provided on a straight-line basis over the useful lives of the properties to a maximum of 40 years. Depreciation is determined with reference to each rental property's carried value, remaining estimated useful life and residual value. Acquired tenant improvements, above- and below-market in-place operating leases and lease origination costs are amortized on a straight-line basis over the remaining terms of the leases. The value associated with acquired tenant relationships is amortized on a straight-line basis over the expected term of the relationships. All other tenant improvements and re-leasing costs are deferred and amortized on a straight-line basis over the terms of the leases to which they relate. Depreciation on buildings and amortization of deferred leasing costs and tenant improvements that are determined to be assets of the company are recorded in depreciation

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and amortization expense. All above- and below-market tenant leases and tenant relationships are amortized to rental income. Above- and below-market ground leases are amortized to commercial real estate expenses.

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

        As required by SFAS 133, we record all derivatives on our balance sheet at fair value. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives also may be designated as hedges of foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting under SFAS 133.

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

	Fair Value Measurements as of March 31, 2009
	Level 1	Level 2	Level 3	Total
Assets accounted for at fair value:
Investment securities	$—	$—	$53,562	$53,562
Derivative assets	—	—	—	—

Total assets at fair value	$—	$—	$53,562	$53,562

Liabilities accounted for at fair value:
Collateralized debt obligations	$—	$—	$35,521	$35,521
Derivative liabilities	—	—	46,666	46,666

Total liabilities at fair value	$—	$—	$82,187	$82,187

	Fair Value Measurements as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets accounted for at fair value:
Investment securities	$—	$—	$72,916	$72,916
Derivative assets	—	—	—	—

Total assets at fair value	$—	$—	$72,916	$72,916

Liabilities accounted for at fair value:
Collateralized debt obligations	$—	$—	$45,429	$45,429
Derivative liabilities	—	—	57,280	57,280

Total liabilities at fair value	$—	$—	$102,709	$102,709

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

	Investment Securities at Fair Value as of March 31, 2009
Security Description	Level 1	Level 2	Level 3	Total
CMBS	$—	$—	$44,550	$44,550
Non-Agency RMBS	—	—	9,012	9,012

Total investment securities at fair value	$—	$—	$53,562	$53,562

Level 3 assets for which we do not bear direct economic exposure(1)			36,971

Level 3 assets for which we bear direct economic exposure			$16,591

	Investment Securities at Fair Value as of December 31, 2008
Security Description	Level 1	Level 2	Level 3	Total
CMBS	$—	$—	$58,093	$58,093
Non-Agency RMBS	—	—	14,823	14,823

Total investment securities at fair value	$—	$—	$72,916	$72,916

Level 3 assets for which we do not bear direct economic exposure(1)			51,032

Level 3 assets for which we bear direct economic exposure			$21,884

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

	Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Investment securities— available-for-sale	Investment securities— held-for-trading at FVO	Total
Balance, December 31, 2008	$21,615	$51,301	$72,916
Total net gains or losses on assets still held at March 31, 2009:
Included in earnings—interest income	447	678	1,125
Included in earnings—impairments	(5,784)	—	(5,784)
Included in earnings—mark to market on held-for-trading securities (FVO)	—	(14,423)	(14,423)
Included in earnings—other	(298)	(73)	(371)
Included in accumulated other comprehensive income (loss)	196	—	196
Total net gains or losses on assets disposed/redeemed during the period:
Included in earnings—interest income	—	—	—
Included in earnings—impairments	—	—	—
Included in earnings—mark to market on held-for-trading securities (FVO)	—	—	—
Included in earnings—other	(6)	—	(6)
Included in accumulated other comprehensive income (loss)	(1)	—	(1)
Net purchases, dispositions and settlements	(66)	(24)	(90)
Transfers in and/or out of Level 3	—	—	—

Balance, March 31, 2009	$16,103	$37,459	$53,562

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

	Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Investment securities— available-for-sale	Investment securities— held-for-trading at FVO	Total
Balance, January 1, 2008	$169,883	$398,681	$568,564
Total net gains or losses on assets still held at March 31, 2008:
Included in earnings—interest income	2,109	5,894	8,003
Included in earnings—impairments	(67,154)	—	(67,154)
Included in earnings—mark to market on held-for-trading securities (FVO)	—	(146,703)	(146,703)
Included in earnings—other	(283)	—	(283)
Included in accumulated other comprehensive income (loss)	(72)	—	(72)
Total net gains or losses on assets disposed/redeemed during the period:
Included in earnings—interest income	16	—	16
Included in earnings—realized loss on sale	(1,894)	—	(1,894)
Included in accumulated other comprehensive income (loss)	1	—	1
Net purchases, dispositions and settlements	(3,077)	(1,873)	(4,950)
Transfers in and/or out of Level 3	—	—	—

Balance, March 31, 2008	$99,529	$255,999	$355,528

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

        The table below sets forth a summary of changes in the fair value of our investment securities with significant valuation inputs classified as Level 3 for the three months ended March 31, 2009.

	Investment Securities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	CMBS	Non-Agency RMBS	Preferred Stock	Total
Balance, December 31, 2008	$58,093	$14,823	$—	$72,916
Total net gains/losses on securities still held at end of period:
Included in earnings—interest income	614	511	—	1,125
Included in earnings—impairments	(3,318)	(2,466)	—	(5,784)
Included in earnings—mark to market on held-for-trading securities (FVO)	(11,053)	(3,370)	—	(14,423)
Included in earnings—other	—	(371)	—	(371)
Included in accumulated other comprehensive income (loss)	214	(18)	—	196
Total net gains (losses) on securities disposed/redeemed during period:
Included in earnings—interest income	—	—	—	—
Included in earnings—realized gain (loss) on sale	—	—	—	—
Included in earnings—impairments	—	—	—	—
Included in earnings—mark to market on held-for-trading securities (FVO)	—	—	—	—
Included in earnings—other	—	(6)	—	(6)
Included in accumulated other comprehensive income (loss)	—	(1)	—	(1)
Net purchases, dispositions and settlements	—	(90)	—	(90)
Transfers in and/or out of Level 3	—	—	—	—

Balance, March 31, 2009	$44,550	$9,012	$—	$53,562

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our investment securities with significant valuation inputs classified as Level 3 for the three months ended March 31, 2008.

	Investment Securities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	CMBS	Non-Agency RMBS	Preferred Stock	Total
Balance, January 1, 2008	$399,410	$168,422	$732	$568,564
Total net gains/losses on securities still held at end of period:
Included in earnings—interest income	3,034	4,969	—	8,003
Included in earnings—impairments	(31,678)	(34,481)	(995)	(67,154)
Included in earnings—mark to market on held-for-trading securities (FVO)	(94,858)	(51,845)	—	(146,703)
Included in earnings—other	—	(283)	—	(283)
Included in accumulated other comprehensive income (loss)	(161)	(319)	408	(72)
Total net gains (losses) on securities disposed/redeemed during period:
Included in earnings—interest income	16	—	—	16
Included in earnings—realized gain (loss) on sale	(1,894)	—	—	(1,894)
Included in accumulated other comprehensive income (loss)	1	—	—	1
Net purchases, dispositions and settlements	(2,758)	(2,192)	—	(4,950)
Transfers in and/or out of Level 3	—	—	—	—

Balance, March 31, 2008	$271,112	$84,271	$145	$355,528

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

        Real estate loans—We had one real estate construction loan and one mezzanine loan that are held for investment where allowance for loan losses have been calculated based upon the fair value of the underlying collateral and by using a fundamental cash flow valuation analysis. The cash flow analyses

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

include cumulative loss assumptions derived from multiple inputs including current housing prices, costs to complete the construction of the underlying collateral, expected recoveries from supporting collateral and other market data.

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
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

Fair Value Option

        The following reflects the assets and liabilities accounted for under the fair value option and the change in fair value recorded in our consolidated statement of operations:

		Changes in Fair Values for the Three Months Ended March 31, 2009, For Items Measured at Fair Value Pursuant to the Election of the Fair Value Option
	Fair Value Option March 31, 2009	Interest Income(1)	Net Mark to Market Adjustments on Investment Securities— Held-for- Trading	Net Mark to Market Adjustments on Collateralized Debt Obligations
Assets accounted for under the fair value option:
Held-for-trading securities:
CMBS	$32,971	$248	$(11,053)	$—
Non-Agency RMBS	4,488	430	(3,370)	—

	$37,459	$678	$(14,423)	$—

Liabilities accounted for under the fair value option:
Collateralized debt obligations	$35,521	$—	$—	$(4,546)

(1)
Represents accretion of net discount only.

		Changes in Fair Values for the Three Months Ended March 31, 2009, For Items Measured at Fair Value Pursuant to the Election of the Fair Value Option
	Fair Value Option March 31, 2009	Interest Income(1)	Net Mark to Market Adjustments on Investment Securities— Held-for- Trading	Net Mark to Market Adjustments on Collateralized Debt Obligations
Assets accounted for under the fair value option:
Held-for-trading securities:
CMBS	$209,674	$2,632	$(94,858)	$—
Non-Agency RMBS	46,325	3,262	(51,845)	—

	$255,999	$5,894	$(146,703)	$—

Liabilities accounted for under the fair value option:
Collateralized debt obligations	$182,769	$—	$—	$113,855

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

4. INVESTMENT SECURITIES

        Our investment securities are carried at their estimated fair values. The amortized cost and estimated fair values of our investment securities as of March 31, 2009 are summarized as follows:

Security Description	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses	Estimated Fair Value
CMBS	$43,151	$1,399	$—	$44,550
Non-Agency RMBS	8,843	169	—	9,012

Total	$51,994	$1,568	$—	$53,562

(1)
$919 relates to available-for-sale securities and is included in accumulated other comprehensive income (loss).

        We pledge our investment securities to secure our collateralized debt obligations and borrowings under our secured revolving credit facility. The fair value of the investment securities that we pledged as collateral as of March 31, 2009 is summarized as follows:

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

4. INVESTMENT SECURITIES (Continued)

        The face amount and net unearned discount on our investments as of March 31, 2009 was as follows:

Description:	March 31, 2009
Face amount	$1,092,471
Net unearned discount	(1,040,477)

Amortized cost	$51,994

        For the three months ended March 31, 2009 and the three months ended March 31, 2008, net discount on investment securities accreted into interest income totaled $1,125 and $7,668, respectively.

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

4. INVESTMENT SECURITIES (Continued)

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

4. INVESTMENT SECURITIES (Continued)

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

        Sale of Investment Securities—During the three months ended March 31, 2009, we did not sell any investment securities. During the three months ended March 31, 2008, we sold 40 available-for-sale securities for proceeds of $475,888 and realized a gain of $2,517 and we sold 33 available-for-sale securities for proceeds of $702,469 and realized a loss of $6,302.

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

        Collateralized Debt Obligations—In November 2005, we issued approximately $377,904 of CDOs ("CDO I") through two newly-formed subsidiaries, Crystal River CDO 2005-1, Ltd. (the "2005 Issuer") and Crystal River CDO 2005-1 LLC (the "2005 Co-Issuer"). CDO I consists of $227,500 of investment grade notes and $67,750 of non-investment grade notes, each with a final contractual maturity date of March 2046, which were co-issued by the 2005 Issuer and the 2005 Co-Issuer, and $82,654 of preference shares, which were issued by the 2005 Issuer. We retained all of the non-investment grade securities, the preference shares and the common shares in the 2005 Issuer. The 2005 Issuer holds assets, consisting primarily of whole loans, CMBS and RMBS, which serve as collateral for CDO I. Investment grade notes in the aggregate principal amount of $217,500 were issued with floating coupons with a combined weighted average interest rate of three-month LIBOR plus 0.58% and these notes were hedged at an annual rate of 5.068% to protect CDO I from increases in short-term interest rates. In addition, $10,000 of investment grade notes were issued with a fixed coupon rate of 6.02%. CDO I may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of CDO I. Thereafter, CDO I's securities will be retired in sequential order from the senior-most to junior-most as loans are repaid. We incurred approximately $5,906 of issuance costs, which is being amortized over the average life of CDO I. The 2005 Issuer and 2005 Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. As of March 31, 2009 and December 31, 2008, CDO I was collateralized by investment securities with fair values of $11,937 and $17,550, respectively. As of January 1, 2008, we elected the fair value option under SFAS 159 for our collateralized debt obligations, and the fair value of the investment grade notes that CDO I issued that are held by third parties as of March 31, 2009 and December 31, 2008 was $11,084 and $16,192, respectively ($137,020 and $142,183 par amount, respectively). Beginning in June 2008, CDO I began to fail certain over-collateralization triggers. During this period of failure, all affected notes do not receive their quarterly interest payments. The money that otherwise would be paid to the classes subordinate to the affected classes is used instead to

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2009
(in thousands, except share and per share data)
(unaudited)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

pay down the principal balance of the senior-most outstanding notes. During the three months ended March 31, 2009 and 2008, $419 and $0, respectively, was diverted from the affected classes to amortize senior notes issued by CDO I, and $4,744 and $2,409, respectively, of senior notes was otherwise repaid as provided in the indenture governing the CDO I notes.

        In January 2007, we issued approximately $390,338 of CDOs ("CDO II") through two newly-formed subsidiaries, Crystal River Capital Resecuritization 2006-1 Ltd. (the "2006 Issuer") and Crystal River Capital Resecuritization 2006-1 LLC (the "2006 Co-Issuer"). CDO II consists of $324,956 of investment grade notes and $14,638 of non-investment grade notes, each with a final maturity date of September 2047, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $19,517 of non-investment grade notes and $31,227 of preference shares, which were issued by the 2006 Issuer. The 2006 Issuer initially held cash totaling $58,600 that was designated for the future funding of additional investments, all of which was invested during 2007. We retained all of the non-investment grade securities, the preference shares and the common shares in the 2006 Issuer. The 2006 Issuer holds assets, consisting of CMBS, which serve as collateral for CDO II. Investment grade notes in the aggregate principal amount of $324,956 were issued with floating coupons with a combined weighted average interest rate of one-month LIBOR plus 0.57% and these notes were hedged at an annual rate of 4.955% to protect CDO II from increase in short-term interest rates. We incurred approximately $6,006 of issuance costs, which is being amortized over the average life of CDO II. The 2006 Issuer and the 2006 Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. As of March 31, 2009 and December 31, 2008, CDO II was collateralized by investment securities with a fair value of $25,034 and $33,482, respectively. As of January 1, 2008, we elected the fair value option under SFAS 159 for our collateralized debt obligations, and the fair value of the investment grade notes that CDO II issued that are held by third parties as of March 31, 2009 and December 31, 2008 was $24,437 and $29,237, respectively ($324,645 and $324,844 par amount, respectively). During the three months ended March 31, 2009 and 2008, $198 and $0, respectively, of cash flows from "distressed securities" owned by CDO II was diverted from the equity class to amortize senior notes issued by CDO II.

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

  Changes in Carrying Value of Investment Securities

        The following sets forth information regarding the changes in the carrying value of our investment securities during the three months ended March 31, 2009:

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

        The following sets forth information regarding the changes in the carrying value of our investment securities during the three months ended March 31, 2008:

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

        Our operating activities provided net cash of approximately $6.3 million for the three months ended March 31, 2009, which was primarily a result of a net loss of $10.0 million being comprised in part of net changes in assets and liabilities carried under the fair value option of SFAS 159 of $9.9 million, non-cash impairment charges relating to available-for-sale securities of $5.8 million, provision for loan loss of $6.8 million and non-cash depreciation and amortization of $3.0 million. Operating activities provided further net cash from a net increase in accounts payable and accrued liabilities, due to Manager and interest payable of $2.0 million and a net decrease in other receivables and prepaid expenses and other assets of $0.5 million. This was offset in part by other non-cash activities, including unrealized gain on derivatives of $8.1 million, accretion of net discount on investment securities and real estate loans of $1.1 million and amortization of intangible liabilities of $1.4 million.

        Our operating activities provided net cash of approximately $5.9 million for the three months ended March 31, 2008, which was primarily a result of a net loss of $137.7 million being comprised in part of realized and unrealized loss on derivatives of $42.5 million, net changes in assets and liabilities carried under the fair value option of SFAS 159 of $32.8 million, non-cash impairment charges relating to available-for-sale securities of $67.2 million, provision for loan loss of $9.1 million, non-cash depreciation and amortization of $3.0 million, amortization and write-off of deferred financing costs of $0.4 million and a realized net loss on the sale of available-for-sale securities, real estate loans and other investments of $3.8 million. Operating activities provided further net cash from a net decrease in interest receivable of $6.2 million. This was offset in part by other non-cash activities, including accretion of net discount on investment securities and real estate loans of $7.6 million and amortization of intangible liabilities of $1.4 million. The increase in cash also was further offset by a net decrease in accounts payable and accrued liabilities, due to Manager and interest payable of $9.8 million, a net decrease in prepaid expenses and other assets of $1.6 million and $2.0 million of net payments on the settlement of derivatives.

        Our investing activities provided net cash of $0.8 million for the three months ended March 31, 2009 primarily from proceeds from rent enhancement of $0.8 million, principal repayments from investment securities and real estate loans totaling $0.1 million and net receipts of restricted cash from credit default swaps of $2.4 million. This was partially offset by net cash paid to terminate swaps of $2.5 million.

        Our investing activities provided net cash of $868.6 million for the three months ended March 31, 2008 primarily from proceeds received from the sale of available-for-sale securities of $784.8 million, proceeds from the sale of other investments of $35.7 million, proceeds from rent enhancement of $0.6 million, principal repayments from investment securities and real estate loans totaling $59.1 million, net receipts of restricted cash from credit default swaps of $17.7 million and return of capital from equity investments of $0.4 million. This was partially offset by net cash paid to terminate swaps of $30.2 million.

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
31.1*	Certification of William M. Powell, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Craig J. Laurie, Chief Financial Officer and Treasurer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of William M. Powell, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Craig J. Laurie, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1†	Risk Factors

*
Filed herewith.

†
Previously filed.

II-1

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRYSTAL RIVER CAPITAL, INC.
/s/ WILLIAM M. POWELL
June 5, 2009 Date	William M. Powell Chairman of the Board, President and Chief Executive Officer
/s/ CRAIG J. LAURIE
June 5, 2009 Date	Craig J. Laurie Chief Financial Officer and Treasurer

S-1