Form 10-Q
period 2009-06-30
Crystal River Capital, Inc.
filed 2009-08-10
CIK 1344705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
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

        The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of August 7, 2009 was 24,909,255.

 CRYSTAL RIVER CAPITAL, INC.

INDEX

PART I.

FINANCIAL INFORMATION

Item 1.    Financial Statements

Crystal River Capital, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS:
Investment securities, at fair value
Commercial MBS
Available-for-sale	$11,214	$14,317
Held-for-trading	39,083	43,776
Non-Agency Residential MBS
Available-for-sale	3,326	7,298
Held-for-trading	3,630	7,525
Real estate loans	2,517	9,034
Real estate loans held for sale	5,058	5,058
Commercial real estate, net	225,006	228,259
Other investments	1,550	1,550
Intangible assets	72,724	75,541
Cash and cash equivalents	1,930	6,239
Restricted cash	17,501	26,107
Receivables:
Principal paydown	—	10
Interest	4,050	4,152
Rent enhancement receivables, related party	12,620	13,828
Other receivables	3,683	3,135
Prepaid expenses and other assets	1,965	939
Deferred financing costs, net	1,495	1,533

Total Assets	$407,352	$448,301

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Liabilities:
Accounts payable and accrued expenses	$2,863	$2,652
Dividends payable	2,522	2,511
Intangible liabilities	69,525	72,265
Collateralized debt obligations, at fair value	40,538	45,429
Junior subordinated notes	51,550	51,550
Mortgages payable	219,380	219,380
Secured revolving credit facility, related party	28,920	32,920
Interest payable	1,989	1,357
Derivative liabilities	31,184	57,646

Total Liabilities	448,471	485,710

Commitments and Contingencies
Stockholders' Deficit:
Preferred Stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized, 24,909,254 and 24,905,252 shares issued and outstanding, respectively	25	25
Additional paid-in capital	564,690	564,560
Accumulated other comprehensive loss	(64,278)	(9,815)
Accumulated deficit	(541,556)	(592,179)

Total Stockholders' Deficit	(41,119)	(37,409)

Total Liabilities and Stockholders' Deficit	$407,352	$448,301

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Interest and dividend income:
Interest income—investment securities	$7,096	$24,355	$20,984	$64,292
Interest income—real estate loans	228	2,207	686	4,819
Other interest and dividend income	41	218	60	887

Total interest and dividend income	7,365	26,780	21,730	69,998
Rental income, net	5,446	5,550	11,050	11,212

Total revenues	12,811	32,330	32,780	81,210

Expenses:
Interest expense	6,195	10,732	12,728	35,000
Management fees, related party	—	418	—	1,085
Professional fees	361	585	805	1,253
Depreciation and amortization	3,022	3,022	6,044	6,044
Insurance expense	483	480	907	810
Directors' fees	86	127	171	280
Public company expense	167	302	278	413
Commercial real estate expenses	382	420	775	837
Provision for loss on real estate loans	—	7,386	6,758	16,449
Other expenses	82	546	164	922

Total expenses	10,778	24,018	28,630	63,093

Income before other revenues (expenses)	2,033	8,312	4,150	18,117
Other revenues (expenses):
Realized net gain (loss) on sale of investment securities, real estate loans and other investments	69	(1,263)	109	(5,048)
Realized and unrealized gain (loss) on derivatives	6,496	5,351	10,367	(38,031)
Total other-than-temporary impairments on available-for-sale securities	(37,328)	(18,310)	(43,112)	(85,464)
Portion of other-than-temporary impairments recognized in other comprehensive income	22,979	—	22,979	—
Net change in assets and liabilities valued under fair value option	969	(69,355)	(8,907)	(102,203)
Loss from equity investments	—	—	—	(40)
Other	(1,708)	(270)	(2,057)	(552)

Total other expenses	(8,523)	(83,847)	(20,621)	(231,338)

Net loss	$(6,490)	$(75,535)	$(16,471)	$(213,221)

Per share information:
Net loss per share of common stock
Basic	$(0.26)	$(3.04)	$(0.65)	$(8.60)

Diluted	$(0.26)	$(3.04)	$(0.65)	$(8.60)

Dividends declared per share of common stock	$0.10	$0.30	$0.20	$0.98

Weighted average shares of common stock outstanding
Basic	25,189,825	24,807,529	25,160,754	24,778,788

Diluted	25,189,825	24,807,529	25,160,754	24,778,788

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficit

For the Six Months Ended June 30, 2009
(in thousands, except share data)
(Unaudited)

	Common Stock
				Accumulated Other Comprehensive Loss
	Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Total	Comprehensive Loss
Balance at December 31, 2008	24,905,252	$25	$564,560	$(9,815)	$(592,179)	$(37,409)
Cumulative effect of the adoption of FSP FAS 115-2				(72,126)	72,126	—	$(72,126)
Net loss					(16,471)	(16,471)	(16,471)
Change in deferred unrealized gains on securities available for sale				16,894		16,894	16,894
Amortization of net realized losses on cash flow hedges				769		769	769

Comprehensive loss							$(70,934)

Dividends declared on common stock and deferred stock units					(5,032)	(5,032)
Shares issued for dividend reinvestment	2		—			—
Issuance of stock based compensation:
Issuance of restricted stock	4,000		7			7
Issuance of deferred stock units			52			52
Amortization of stock based compensation			71			71

Balance at June 30, 2009	24,909,254	$25	$564,690	$(64,278)	$(541,556)	$(41,119)

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,471)	$(213,221)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of stock based compensation	96	212
Accretion of net discount on investment securities and real estate loans	3,498	(12,157)
Realized net (gain) loss on sale of available-for-sale securities and real estate loans	(109)	4,905
Impairment of available-for-sale securities, net	20,133	85,464
Provision for loss on real estate loans	6,758	16,449
Net change in assets and liabilities valued under fair value option	8,907	102,203
Accretion of interest on real estate loans	(235)	—
Amortization of net realized cash flow hedge loss	769	445
Realized and unrealized (gain) loss on derivatives	(16,529)	34,963
Amortization and write-off of deferred financing costs	37	890
Management fee expense paid in stock	—	694
Depreciation and amortization	6,044	6,044
Amortization of intangible liabilities	(2,740)	(2,740)
Other	2,110	621
Changes in operating assets and liabilities:
Net payments on settlement of derivatives	(1,592)	(7,877)
Interest receivable	102	7,138
Interest receivable, derivative	—	169
Rent enhancement receivables, related party	(391)	(456)
Other receivables	(548)	165
Prepaid expenses and other assets	(1,029)	(1,223)
Accounts payable and accrued liabilities	323	(207)
Due to Manager	—	(318)
Interest payable	697	(6,802)
Interest payable, derivative	—	(3,750)

Net cash provided by operating activities	9,830	11,611

CASH FLOWS FROM INVESTING ACTIVITIES:
Return of capital from equity investment	—	426
Principal payments on investment securities and real estate loans	446	72,419
Proceeds from the sale of available-for-sale securities	—	1,178,357
Proceeds from the sale and repayment of real estate loans and other investments	—	113,977
Proceeds from rent enhancement	1,599	1,758
Cash paid to terminate swaps	(10,000)	(30,249)
Net receipts of restricted cash for investment	—	18,424
Net receipts of restricted cash from credit default swaps	10,200	—
Funding of real estate loans	—	(166)

Net cash provided by investing activities	2,245	1,354,946

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on settlement of derivatives	—	(10,466)
Principal repayments on collateralized debt obligations	(7,400)	(6,264)
Principal repayments on senior mortgage-backed notes, related party	—	(75,728)
Net receipts from (deposits to) restricted cash	(2)	22,636
Dividends paid	(4,982)	(33,600)
Net payments on repurchase agreements	—	(1,254,004)
Net payments on secured revolving credit facility, related party	(4,000)	(28,899)
Other	—	1

Net cash used in financing activities	(16,384)	(1,386,324)

Net decrease in cash and cash equivalents	(4,309)	(19,767)
Cash and cash equivalents at beginning of period	6,239	27,521

Cash and cash equivalents at end of period	$1,930	$7,754

Supplemental disclosure of cash flows:
Cash paid during the period for interest	$11,290	$44,871
Supplemental disclosure of noncash investing and financing activities:
Dividends declared, not yet paid	2,522	7,433
Cumulative effect upon adoption of SFAS 159	—	179,722
Classification of real estate loans as held for sale	—	47,504
Noncash component of dividends on deferred stock units	50	56

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Quarterly Presentation

        The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. These consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 2008 included in our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the "SEC").

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

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires us to make a significant number of estimates in the preparation of the financial statements. These estimates include

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

determining the fair market value of certain investments, debt obligations and derivative assets and liabilities, amount and timing of credit losses, prepayment assumptions, allocation of purchase price to tangible and intangible assets on property acquisitions, and other items that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates (e.g., market values change due to changes in supply and demand, credit performance, prepayments, interest rates or other reasons; yields change due to changes in credit outlook and loan prepayments) will occur in the near future. Our estimates are inherently subjective in nature and actual results could differ from our estimates and differences may be material.

Cash and Cash Equivalents

        We classify highly liquid investments with original maturities of 90 days or less from the date of purchase as cash equivalents. Cash and cash equivalents may include cash and short term investments. Short term investments are stated at cost, which approximates their fair value, and may consist of investments in money market accounts.

Restricted Cash

        Restricted cash consists primarily of funds held on deposit with brokers to serve as collateral for credit default swap agreements, funds held by the trustee for CDO II (See Note 9) and funds held in escrow for one of our financing subsidiaries relating to a yield-maintenance agreement for certain real estate loans that we sold in June 2008 (See Note 10).

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

June 30, 2009
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

        Unrealized gains and losses for investment securities for which we have not elected the fair value option under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159") are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity (deficit), unless unrealized loss amounts are determined to be impaired as described below. For investment securities for which we have elected the fair value option, we reclassified these securities from available-for-sale to held-for-trading and changes in the fair value of these securities are recorded in our consolidated statements of operations. This did not result in a change to our intent as it relates to these securities. As a result of the adoption of SFAS 159 on January 1, 2008, we recorded a cumulative effect adjustment of $181,092 as an increase to stockholders' deficit and reclassified all unrealized gains on our securities that served as collateral for our CDOs to accumulated deficit from accumulated other comprehensive loss. Electing the fair value option for the investment securities and CDOs (including derivatives) for our CDO entities enables us to correlate more closely the values of the assets and liabilities that are paired within the same securitization entity and to reduce the complexity of accounting, especially for derivatives under SFAS 133.

        Periodically, all available-for-sale securities are evaluated for other-than-temporary impairment in accordance with FSP FAS 115-2, as defined below, and Emerging Issues Task Force ("EITF") No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, as amended by FASB Position No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 ("FSP EITF 99-20-1", EITF 99-20 as so amended by FSP EITF 99-20-1, "EITF 99-20"). An impairment that is an "other-than-temporary impairment" is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the remaining life of the investment. Under the guidance of FSP FAS 115-2, should an other-than-temporary impairment be deemed to have occurred, the total other-than-temporary impairment is bifurcated into (i) the amount related to credit losses, and (ii) the amount related to all other factors. The portion of the other-than-temporary impairment related to credit losses is calculated by comparing the amortized cost of the security to the present value of cash flows expected to be collected, discounted at the security's current yield, and is recognized through earnings on the consolidated statement of operations. The portion of the other-than-temporary impairment related to all other factors is recognized as a component of other comprehensive income (loss) on the consolidated balance sheet.

Real Estate Loans

        Real estate loans are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans and unfunded commitments, unless the loan is deemed to

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
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

June 30, 2009
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

        Properties are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. For commercial properties, an impairment loss is recognized when a property's carrying value exceeds its undiscounted future net cash flow. The impairment is measured as the amount by which the carrying value exceeds the estimated fair value. Projections of future cash flow take into account the specific business plan for each property and management's best estimate of the most probable set of economic conditions anticipated to prevail in the market. We recorded no impairment losses on our commercial real estate investments during the six months ended June 30, 2009 or June 30, 2008.

Accounting for Derivative Financial Instruments and Hedging Activities

        We account for our derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 133 and SFAS 149 require us to recognize all derivative instruments at their fair value as either assets or liabilities on our balance sheet. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether we have designated it, and whether it qualifies, as part of a hedging relationship and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. We have no fair value hedges or hedges of a net investment in foreign operations as of June 30, 2009 or December 31, 2008.

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

June 30, 2009
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

Dividends to Stockholders

        We record dividends to stockholders on the declaration date. The actual dividend and its timing are at the discretion of our board of directors. We intend to pay sufficient dividends to avoid incurring any income or excise tax. During the six months ended June 30, 2009, we declared dividends in the amount of $5,032, or $0.20 per share, of which $2,491 was distributed on April 30, 2009 to our stockholders of record as of March 31, 2009, $2,491 was distributed on July 31, 2009 to our stockholders of record as of June 30, 2009 and $50 related to dividends on deferred stock units.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
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

Revenue Recognition

        Interest income for our investment securities and real estate loans is recognized over the life of the investment using the effective interest method and recorded on the accrual basis. Interest income on mortgage-backed securities ("MBS") is recognized using the effective interest method as required by EITF 99-20. Real estate loans generally are originated or purchased at or near par value, and interest income is recognized based on the effective yield method based on the terms of the loan instrument. Any loan fees or acquisition costs on originated loans or securities are capitalized and recognized as a component of interest income over the life of the investment utilizing the straight-line method, which approximates the effective interest method. None of the interest income for the six months ended June 30, 2009 or June 30, 2008 included prepayment fees. We do not accrue interest on real estate loans that are placed on non-accrual status when collection of principal or interest is in doubt. As of January 1, 2008, a real estate construction loan was placed on non-accrual status and we recorded an additional provision for loan loss of $400 and $3,033 related to this loan during the six months ended June 30, 2009 and 2008 as we believe that it is probable that we will not recover the entire loan balance, including the capitalized interest thereon. In addition, as of June 30, 2009, we recorded a loan loss allowance of $6,358 related to a mezzanine loan for the entire outstanding face amount of the loan and all accrued interest on the loan.

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

June 30, 2009
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

June 30, 2009
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

June 30, 2009
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

        We have a wholly-owned domestic taxable REIT subsidiary that has made a joint election with us to be treated as our TRS. Our TRS is a separate entity subject to federal income tax under the Internal Revenue Code. For the six months ended June 30, 2009 and 2008, we did not record any current income tax expense.

        As of June 30, 2009, we had recorded a $16,160 valuation allowance on deferred tax assets of $16,160 attributable to income tax net operating loss carryforward relating to our TRS. The valuation allowance is based on management's estimate that our TRS is not expected to generate sufficient taxable income to recover the deferred tax assets. As of June 30, 2009 we did not have a deferred tax liability. As of June 30, 2009, we had net operating loss carryforward of $35,516. Almost all of the net operating loss carryforward expires in 2027.

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

        Our policy for interest and penalties on material uncertain tax positions recognized in our consolidated financial statements is to classify these as interest expense and operating expense, respectively. However, in accordance with FIN 48 we assessed our tax positions for all open tax years (Federal, years 2005 through 2008 and State, years 2005 through 2008) as of June 30, 2009 and concluded that we have no material FIN 48 liabilities to be recognized at this time.

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

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per Share

        We compute basic and diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share ("SFAS 128"). Basic earnings per share ("EPS") is computed based on net income divided by the weighted average number of shares of common stock and other participating securities outstanding during the period. Diluted EPS is based on net income divided by the weighted average number of shares of common stock plus any additional shares of common stock attributable to stock options, provided that the options have a dilutive effect. At each of June 30, 2009 and June 30, 2008, options to purchase a total of 130,000 shares of common stock have been excluded from the computation of diluted EPS as they were determined to be antidilutive.

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

        Our ownership of the subordinated classes of CMBS and RMBS from a single issuer may provide us with the right to control the foreclosure/workout process on the underlying loans, which we refer to as the Controlling Class CMBS and RMBS. Currently, there are certain exceptions to the scope of FIN 46R, one of which provides that an investor that holds a variable interest in a qualifying special-purpose entity ("QSPE") is not required to consolidate that entity unless the investor has the unilateral ability to cause the entity to liquidate. SFAS 140 sets forth the requirements for an entity to qualify as a QSPE. To maintain the QSPE exception, the special-purpose entity ("SPE") must initially meet the QSPE criteria and must continue to satisfy such criteria in subsequent periods. An SPE's QSPE status can be impacted in future periods by activities undertaken by its transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent that our CMBS or RMBS investments were issued by an SPE that meets the QSPE requirements, we record those investments at the purchase price paid. To the extent the underlying SPEs do not satisfy the QSPE requirements, we follow the guidance set forth in FIN 46R as the SPEs would be determined to be VIEs.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        We have analyzed the pooling and servicing agreements governing each of our Controlling Class CMBS and RMBS investments for which we own a greater than 50% interest in the subordinated class and we believe that the terms of those agreements are industry standard and are consistent with the QSPE criteria. We also have evaluated each of our Controlling Class CMBS and RMBS investments as if the SPEs that issued such securities are not QSPEs. Using the fair value approach to calculate expected losses or residual returns, we have concluded that we would not be the primary beneficiary of any of the underlying SPEs. To the extent that there are subsequent changes in the structure of these SPEs (which we believe occur infrequently), we would have to reconsider whether we are the primary beneficiary. If we are deemed to be the primary beneficiary, we would have to consolidate the assets, liabilities and operations of the respective securitization trust. We currently are evaluating the impact that the new guidance will have on our investment portfolio.

        Our maximum exposure to loss as a result of our investment in QSPEs totaled $19,205 as of June 30, 2009.

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

        From the initial date of our involvement with the VIEs discussed in the preceding three paragraphs, we have had no reconsideration events with respect to our CDOs, CMBS, RMBS and

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

TruPS. We have made no additional contributions to these VIEs since inception/purchase nor have the VIEs' governing instruments or contractual arrangements changed in a manner that changes the characteristics or adequacy of the equity investment that we have at risk in those VIEs. Our CMBS and RMBS assets and CDO and TruPS liabilities were financed at inception through our issuance of debt or equity and we have not incurred any subsequent financing in relation thereto. We have not provided financial or other support to any of these VIE entities during the six months ended June 30, 2009.

        The following table summarizes our involvement with these variable interest entities:

					Variable Interest Entities
			For the Six Months Ended June 30, 2009		Current Face Amount of Assets held by the Company		Current Face Amount of Liabilities issued by the Company
								Current Face Amount of Liabilities issued by the VIE
	As of June 30, 2009					Current Face Amount of Assets within the VIE
			Interest Income(1)	Interest Expense(1)
	Assets	Liabilities
Consolidated VIEs
CDO I
CMBS	$9,280	$—	$2,292	$—	$133,350	$17,745,348	$—	$17,745,348
Non-Agency RMBS	3,630	—	2,175	—	120,630	11,966,771	—	11,966,771
CDOs	—	12,042	—	1,774	—	135,484	135,484	285,562
CDO II
CMBS	29,275	—	9,705	—	390,464	98,237,255	—	98,237,255
CDOs	—	28,496	—	1,534	—	324,143	324,143	389,525

Total	$42,185	$40,538	$14,172	$3,308	$644,444	$128,409,001	$459,627	$128,624,461

Unconsolidated VIEs
CMBS	$11,742	$—	$4,896	$—	$295,674	$58,507,381	$—	$58,339,957
Non-Agency RMBS	3,326	—	1,918	—	86,258	17,992,562	—	17,992,562
TruPS	—	51,550	—	1,980	1,550	51,550	51,550	51,550

Total	$15,068	$51,550	$6,814	$1,980	$383,482	$76,551,493	$51,550	$76,384,069

(1)
The net cash flow to the Company from these VIEs was $19,200 for the six months ended June 30, 2009.

        Our maximum exposure to loss with respect to these VIEs as of June 30, 2009 was $57,253.

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

June 30, 2009
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

Concentration of Credit Risk and Other Risks and Uncertainties

        A significant portion of our investments are concentrated in MBS that pass through collections of principal and interest from the underlying mortgages and there is a risk that some borrowers on the underlying mortgages will default. Therefore, MBS bear exposure to credit losses. Our maximum exposure to loss due to credit risk if all parties to our investment securities failed completely to perform according to the terms of the contracts as of June 30, 2009 is $57,253. Our real estate loans and other investments also bear exposure to credit losses. Our maximum exposure to loss due to credit risk if parties to our real estate loans, including real estate loans held for sale, and other investments failed completely to perform according to the terms of the loans and other agreements as of June 30, 2009 is $9,125.

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

June 30, 2009
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

        In February 2008, the FASB amended SFAS 140 through its issuance of FASB Staff Position No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions ("FSP 140-3"), relating to repurchase financings for financial assets previously transferred between the same counterparties, that is entered into contemporaneously with, or in contemplation of, the initial transfer. FSP 140-3 establishes criteria to determine the accounting treatment of transactions involving the transfer, and subsequent repurchase financing, of financial assets with the same counterparty. Transactions that do not meet the criteria of FSP 140-3 do not qualify for QSPE accounting treatment under SFAS 140 and will be treated as a derivative, requiring further evaluation under SFAS 133. We did not enter into any repurchase financing transactions during the six months ended June 30, 2009, and accordingly, FSP 140-3 has no impact on our consolidated financial statements.

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

June 30, 2009
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

June 30, 2009
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

        In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45, and Clarification of the Effective Date of FASB Statement No. 161 ("FSP FAS 133-1 and FIN 45-4"), which requires additional disclosures for sellers of credit derivative instruments and certain guarantees. FSP FAS 133-1 and FIN 45-4 requires the disclosure of the maximum potential amount of future payments, the related fair value and the current status of the payment/performance risk for certain guarantees and credit derivatives sold. FSP FAS 133-1 and FIN 45-4 is effective for the first reporting period (interim or annual) ending after November 15, 2008. The adoption of FSP FAS 133-1 and FIN 45-4 did not have a material impact on our consolidated financial statements.

        In December 2008, the FASB issued FASB Position No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP SFAS 140-4/FIN 46(R)-8"), which amends SFAS 140 to require public entities to provide additional disclosures regarding transfers of financial assets and amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with VIEs. FSP SFAS 140-4/FIN 46(R)-8 is effective for the first reporting period (interim or annual) ending after December 15, 2008. The adoption of FSP SFAS 140-4/FIN 46(R)-8 did not have a material impact on our consolidated financial statements.

        In January 2009, the FASB issued FSP EITF 99-20-1. This FSP amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to align it with the impairment guidance within SFAS 115 by removing from EITF 99-20 the requirement to place exclusive reliance on market participants' assumptions about future cash flows when evaluating an asset for other-than-temporary impairment. The standard now requires that assumptions about future cash flows consider reasonable management judgment about the probability that the holder of an asset will be unable to collect all amounts due. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In April 2009, the FASB issued three concurrent Staff Positions, which included: (i) Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ("FSP FAS 115-2"), (ii) Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for an Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP FAS 157-4"), and (iii) Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments ("FSP FAS 107-1"). All three of these FASB Staff Positions are effective for periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 115-2, FSP FAS 157-4 and FSP FAS 107-1 is required to occur concurrently. Accordingly, we adopted all three of these standards as of April 1, 2009.

        FSP FAS 115-2 provides additional guidance for other-than-temporary impairments on debt securities. In addition to existing guidance, under FSP FAS 115-2, an other-than-temporary impairment is deemed to exist if an entity does not expect to recover the entire amortized cost basis of a security. As discussed above, FSP FAS 115-2 provides for the bifurcation of other-than-temporary impairments into (i) amounts related to credit losses which are recognized through earnings, and (ii) amounts related to all other factors which are recognized as a component of other comprehensive income. The adoption of FSP FAS 115-2 required a reassessment of the cost basis of all our available-for-sale securities for which other-than-temporary impairments were recorded, and resulted in a cumulative effect adjustment of $72,126 that was reclassified from retained deficit to accumulated other comprehensive loss on our consolidated balance sheet. In addition, we reassessed the cost basis of our held-for-trading securities under the guidance of FSP FAS 115-2 to reflect a consistent approach to reporting interest income on such securities. As a result of this reassessment, we recorded an increase in the cost basis and a corresponding adjustment to unrealized gain (loss) in the amount of $283,116 to our held-for-trading securities. Further, FSP FAS 115-2 requires certain disclosures for securities, which are included in Note 4 to these consolidated financial statements.

        FSP FAS 157-4 provides additional guidance for fair value measures under SFAS 157 in determining if the market for an asset or liability is inactive and, accordingly, if quoted market prices may not be indicative of fair value. The adoption of FSP FAS 157-4 did not have a material impact on our consolidated financial statements.

        FSP FAS 107-1 extends the existing disclosure requirements related to the fair value of financial instruments to interim periods in addition to annual financial statements. The adoption of FSP FAS 107-1 did not have a material impact on our consolidated financial statements. The disclosure requirements under FSP FAS 107-1 are included in Note 16 to these consolidated financial statements.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim periods and fiscal years ended after June 15, 2009. The adoption of SFAS 165 did not have a material effect on our consolidated financial

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

statements. The disclosure requirements are included in Note 18 to these consolidated financial statements.

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

        In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 ("SFAS 166"). SFAS 166 amends the derecognition accounting and disclosure guidance relating to SFAS 140. SFAS 166 eliminates the exemption from consolidation for QSPEs; it also requires a transferor to evaluate all existing QSPEs to determine whether those QSPEs must be consolidated in accordance with SFAS 167, as defined below. SFAS 166 is effective for financial asset transfers occurring after an entity's first fiscal year beginning after November 15, 2009. We are currently evaluating the impact that SFAS 166 may have on our consolidated financial positions, results of operations and cash flows.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS 167"), which amends the consolidation guidance applicable to VIEs. The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as QSPEs that currently are excluded from the scope of FIN 46(R). SFAS 167 is effective for fiscal years beginning after November 15, 2009.

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168"). SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under federal securities laws also are sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and fiscals years ending after September 15, 2009.

Presentation

        Certain reclassifications have been made in the presentation of the prior periods consolidated financial statements to conform to the June 2009 presentation.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY

Fair Value on a Recurring Basis

        The following tables set forth by level within the fair value hierarchy our assets and liabilities accounted for at fair value on a recurring basis under SFAS 155 and SFAS 159 as of June 30, 2009 and December 31, 2008. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements as of June 30, 2009
	Level 1	Level 2	Level 3	Total
Assets accounted for at fair value:
Investment securities	$—	$—	$57,253	$57,253
Derivative assets	—	—	—	—

Total assets at fair value	$—	$—	$57,253	$57,253

Liabilities accounted for at fair value:
Collateralized debt obligations	$—	$—	$40,538	$40,538
Derivative liabilities	—	—	30,752	30,752

Total liabilities at fair value	$—	$—	$71,290	$71,290

	Fair Value Measurements as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets accounted for at fair value:
Investment securities	$—	$—	$72,916	$72,916
Derivative assets	—	—	—	—

Total assets at fair value	$—	$—	$72,916	$72,916

Liabilities accounted for at fair value:
Collateralized debt obligations	$—	$—	$45,429	$45,429
Derivative liabilities	—	—	57,280	57,280

Total liabilities at fair value	$—	$—	$102,709	$102,709

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The following is a summary of our investment securities based on the lowest level input that is significant to each security's fair value measurement in its entirety as of June 30, 2009 and December 31, 2008.

	Investment Securities at Fair Value as of June 30, 2009
Security Description	Level 1	Level 2	Level 3	Total
CMBS	$—	$—	$50,297	$50,297
Non-Agency RMBS	—	—	6,956	6,956

Total investment securities at fair value	$—	$—	$57,253	$57,253

Level 3 assets for which we do not bear direct economic exposure(1)			42,185

Level 3 assets for which we bear direct economic exposure			$15,068

	Investment Securities at Fair Value as of December 31, 2008
Security Description	Level 1	Level 2	Level 3	Total
CMBS	$—	$—	$58,093	$58,093
Non-Agency RMBS	—	—	14,823	14,823

Total investment securities at fair value	$—	$—	$72,916	$72,916

Level 3 assets for which we do not bear direct economic exposure(1)			51,032

Level 3 assets for which we bear direct economic exposure			$21,884

(1)
Consists of Level 3 assets that are financed by our collateralized debt obligations. We own an interest in these securities through our investment in the subordinate classes of notes issued by these CDOs.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

Level 3 Gains and Losses

        The table below sets forth a summary of changes in the fair value of our assets with significant valuation inputs classified as Level 3 for the six months ended June 30, 2009.

	Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Investment securities— available-for- sale	Investment securities— held-for-trading at FVO	Total
Balance, December 31, 2008	$21,615	$51,301	$72,916
Total net gains or losses on assets still held at June 30, 2009:
Included in earnings—interest income	(2,051)	(1,389)	(3,440)
Included in earnings—impairments	(20,004)	—	(20,004)
Included in earnings—mark to market on held-for-trading securities (FVO)	—	(6,396)	(6,396)
Included in earnings—other	(944)	(449)	(1,393)
Included in accumulated other comprehensive income (loss)	16,454	—	16,454
Total net gains or losses on assets disposed/redeemed during the period:
Included in earnings—interest income	(1)	(62)	(63)
Included in earnings—impairments	(129)	—	(129)
Included in earnings—mark to market on held-for-trading securities (FVO)	—	(2)	(2)
Included in earnings—other	(631)	(63)	(694)
Included in accumulated other comprehensive income (loss)	440	—	440
Net purchases, dispositions and settlements	(209)	(227)	(436)
Transfers in and/or out of Level 3	—	—	—

Balance, June 30, 2009	$14,540	$42,713	$57,253

        During the six months ended June 30, 2009, our assets measured at fair value on a recurring basis reflected as Level 3 decreased, largely as a result of principal repayments on CMBS and Non-Agency RMBS totaling $436 and spread widening on our CMBS and Non-Agency RMBS. A significant amount of our investment securities are reflected as Level 3 as a result of the reduction of liquidity in the capital markets that has resulted in a decrease in the observability of the significant inputs used in determining fair value.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our assets with significant valuation inputs classified as Level 3 for the six months ended June 30, 2008.

	Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Investment securities— available-for- sale	Investment securities— held-for-trading at FVO	Total
Balance, January 1, 2008	$169,883	$398,681	$568,564
Total net gains or losses on assets still held at June 30, 2008:
Included in earnings—interest income	2,767	9,932	12,699
Included in earnings—impairments	(85,464)	—	(85,464)
Included in earnings—mark to market on held-for-trading securities (FVO)	—	(190,204)	(190,204)
Included in earnings—other	(553)	—	(553)
Included in accumulated other comprehensive income (loss)	1,644	—	1,644
Total net gains or losses on assets disposed/redeemed during the period:
Included in earnings—interest income	39	(117)	(78)
Included in earnings—realized loss on sale	(1,894)	—	(1,894)
Included in accumulated other comprehensive income (loss)	68	—	68
Net purchases, dispositions and settlements	(5,913)	(3,033)	(8,946)
Transfers in and/or out of Level 3	—	—	—

Balance, June 30, 2008	$80,577	$215,259	$295,836

        During the six months ended June 30, 2008, our assets measured at fair value on a recurring basis reflected as Level 3 decreased, largely as a result of the sale of CMBS totaling $2,245, principal repayments on CMBS and Non-Agency RMBS totaling $6,934 and spread widening on our CMBS and Non-Agency RMBS. A significant amount of our investment securities are reflected as Level 3 as a result of the reduction of liquidity in the capital markets that has resulted in a decrease in the observability of the significant inputs used in determining fair value.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our assets with significant valuation inputs classified as Level 3 for the three months ended June 30, 2009.

	Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Investment securities— available-for- sale	Investment securities— held-for-trading at FVO	Total
Balance, March 31, 2009	$16,103	$37,459	$53,562
Total net gains or losses on assets still held at June 30, 2009:
Included in earnings—interest income	(2,498)	(2,067)	(4,565)
Included in earnings—impairments	(14,220)	—	(14,220)
Included in earnings—mark to market on held-for-trading securities (FVO)	—	8,026	8,026
Included in earnings—other	(646)	(375)	(1,021)
Included in accumulated other comprehensive income (loss)	16,258	—	16,258
Total net gains or losses on assets disposed/redeemed during the period:
Included in earnings—interest income	(1)	(62)	(63)
Included in earnings—impairments	(129)	—	(129)
Included in earnings—mark to market on held-for-trading securities (FVO)	—	(2)	(2)
Included in earnings—other	(625)	(63)	(688)
Included in accumulated other comprehensive income (loss)	441	—	441
Net purchases, dispositions and settlements	(143)	(203)	(346)
Transfers in and/or out of Level 3	—	—	—

Balance, June 30, 2009	$14,540	$42,713	$57,253

        During the three months ended June 30, 2009, our assets measured at fair value on a recurring basis reflected as Level 3 decreased, largely as a result of principal repayments on CMBS and Non-Agency RMBS totaling $385 and spread widening on our CMBS and Non-Agency RMBS. A significant amount of our investment securities are reflected as Level 3 as a result of the reduction of liquidity in the capital markets that has resulted in a decrease in the observability of the significant inputs used in determining fair value.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our assets with significant valuation inputs classified as Level 3 for the three months ended June 30, 2008.

	Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Investment securities— available-for- sale	Investment securities— held-for-trading at FVO	Total
Balance, March 31, 2008	$99,529	$255,999	$355,528
Total net gains or losses on assets still held at June 30, 2008:
Included in earnings—interest income	658	4,038	4,696
Included in earnings—impairments	(18,310)	—	(18,310)
Included in earnings—mark to market on held-for-trading securities (FVO)	—	(43,501)	(43,501)
Included in earnings—other	(270)	—	(270)
Included in accumulated other comprehensive income (loss)	1,716	—	1,716
Total net gains or losses on assets disposed/redeemed during the period:
Included in earnings—interest income	23	(117)	(94)
Included in earnings—realized loss on sale	—	—	—
Included in accumulated other comprehensive income (loss)	67	—	67
Net purchases, dispositions and settlements	(2,836)	(1,160)	(3,996)
Transfers in and/or out of Level 3	—	—	—

Balance, June 30, 2008	$80,577	$215,259	$295,836

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

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our liabilities with significant valuation inputs classified as Level 3 for the six months ended June 30, 2009.

	Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Derivative Liabilities	Collateralized Debt Obligations	Total
Balance, December 31, 2008	$57,280	$45,429	$102,709
Total net gains or losses (realized/unrealized) still held at June 30, 2009:
Included in earnings—mark to market on collateralized debt obligations	—	2,509	2,509
Included in earnings—realized and unrealized gain on derivatives	(16,528)	—	(16,528)
Net issuances, dispositions and settlements	(10,000)	(7,400)	(17,400)
Transfers in and/or out of Level 3	—	—	—

Balance, June 30, 2009	$30,752	$40,538	$71,290

        During the six months ended June 30, 2009, our liabilities measured at fair value on a recurring basis reflected as Level 3 decreased, largely due to unrealized gains on our interest rate swaps and payments in respect of our credit default swaps, which we refer to as CDS.

        The table below sets forth a summary of changes in the fair value of our liabilities with significant valuation inputs classified as Level 3 for the six months ended June 30, 2008.

	Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Derivative Liabilities	Collateralized Debt Obligations	Total
Balance, January 1, 2008	$32,908	$299,034	$331,942
Total net gains or losses (realized/unrealized) still held at June 30, 2008:
Included in earnings—mark to market on collateralized debt obligations	—	(88,001)	(88,001)
Included in earnings—realized and unrealized loss on derivatives	5,451	—	5,451
Net issuances, dispositions and settlements	(19,780)	(6,264)	(26,044)
Transfers in and/or out of Level 3	232	—	232

Balance, June 30, 2008	$18,811	$204,769	$223,580

        During the six months ended June 30, 2008, our liabilities measured at fair value on a recurring basis reflected as Level 3 decreased, largely due to the decrease in valuation of our CDO obligations which are based on non-binding broker quotes. In addition, we reclassified our CDS as Level 3 liabilities as a result of the reduction of liquidity in the capital markets that has resulted in a decrease in the observability of the significant inputs used in determining fair value, offset in part be derivative liabilities that we closed out during the six month period.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our liabilities with significant valuation inputs classified as Level 3 for the three months ended June 30, 2009.

	Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Derivative Liabilities	Collateralized Debt Obligations	Total
Balance, March 31, 2009	$46,666	$35,521	$82,187
Total net gains or losses (realized/unrealized) still held at June 30, 2009:
Included in earnings—mark to market on collateralized debt obligations	—	7,055	7,055
Included in earnings—realized and unrealized gain on derivatives	(9,602)	—	(9,602)
Net issuances, dispositions and settlements	(6,312)	(2,038)	(8,350)
Transfers in and/or out of Level 3	—	—	—

Balance, June 30, 2009	$30,752	$40,538	$71,290

        During the three months ended June 30, 2009, our liabilities measured at fair value on a recurring basis reflected as Level 3 decreased, largely due to unrealized gains on our interest rate swaps and payments in respect of our credit default swaps, which we refer to as CDS.

        The table below sets forth a summary of changes in the fair value of our liabilities with significant valuation inputs classified as Level 3 for the three months ended June 30, 2008.

	Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Derivative Liabilities	Collateralized Debt Obligations	Total
Balance, March 31, 2008	$15,654	$182,769	$198,423
Total net gains or losses (realized/unrealized) still held at June 30, 2008:
Included in earnings—mark to market on collateralized debt obligations	—	25,854	25,854
Included in earnings—realized and unrealized loss on derivatives	3,157	—	3,157
Net issuances, dispositions and settlements	—	(3,854)	(3,854)
Transfers in and/or out of Level 3	—	—	—

Balance, June 30, 2008	$18,811	$204,769	$223,580

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
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

        The table below sets forth a summary of changes in the fair value of our investment securities with significant valuation inputs classified as Level 3 for the six months ended June 30, 2009.

	Investment Securities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	CMBS	Non-Agency RMBS	Total
Balance, December 31, 2008	$58,093	$14,823	$72,916
Total net gains/losses on securities still held at end of period:
Included in earnings—interest income	(2,348)	(1,092)	(3,440)
Included in earnings—impairments	(12,737)	(7,267)	(20,004)
Included in earnings—mark to market on held-for-trading securities (FVO)	(3,579)	(2,817)	(6,396)
Included in earnings—other	—	(1,393)	(1,393)
Included in accumulated other comprehensive income (loss)	10,868	5,586	16,454
Total net gains (losses) on securities disposed/redeemed during period:
Included in earnings—interest income	—	(63)	(63)
Included in earnings—realized gain (loss) on sale	—	—	—
Included in earnings—impairments	—	(129)	(129)
Included in earnings—mark to market on held-for-trading securities (FVO)	—	(2)	(2)
Included in earnings—other	—	(694)	(694)
Included in accumulated other comprehensive income (loss)	—	440	440
Net purchases, dispositions and settlements	—	(436)	(436)
Transfers in and/or out of Level 3	—	—	—

Balance, June 30, 2009	$50,297	$6,956	$57,253

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our investment securities with significant valuation inputs classified as Level 3 for the six months ended June 30, 2008.

	Investment Securities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	CMBS	Non-Agency RMBS	Preferred Stock	Total
Balance, January 1, 2008	$399,410	$168,422	$732	$568,564
Total net gains/losses on securities still held at end of period:
Included in earnings—interest income	6,179	6,520	—	12,699
Included in earnings—impairments	(38,487)	(45,861)	(1,116)	(85,464)
Included in earnings—mark to market on held-for-trading securities (FVO)	(122,331)	(67,873)	—	(190,204)
Included in earnings—other	—	(553)	—	(553)
Included in accumulated other comprehensive income (loss)	1,519	(283)	408	1,644
Total net gains (losses) on securities disposed/redeemed during period:
Included in earnings—interest income	(36)	(42)	—	(78)
Included in earnings—realized gain (loss) on sale	(1,894)	—	—	(1,894)
Included in accumulated other comprehensive income (loss)	83	(15)	—	68
Net purchases, dispositions and settlements	(2,758)	(6,188)	—	(8,946)
Transfers in and/or out of Level 3	—	—	—	—

Balance, June 30, 2008	$241,685	$54,127	$24	$295,836

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our investment securities with significant valuation inputs classified as Level 3 for the three months ended June 30, 2009.

	Investment Securities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	CMBS	Non-Agency RMBS	Total
Balance, March 31, 2009	$44,550	$9,012	$53,562
Total net gains/losses on securities still held at end of period:
Included in earnings—interest income	(2,962)	(1,603)	(4,565)
Included in earnings—impairments	(9,419)	(4,801)	(14,220)
Included in earnings—mark to market on held-for-trading securities (FVO)	7,474	552	8,026
Included in earnings—other	—	(1,021)	(1,021)
Included in accumulated other comprehensive income (loss)	10,654	5,604	16,258
Total net gains (losses) on securities disposed/redeemed during period:
Included in earnings—interest income	—	(63)	(63)
Included in earnings—realized gain (loss) on sale	—	—	—
Included in earnings—impairments	—	(129)	(129)
Included in earnings—mark to market on held-for-trading securities (FVO)	—	(2)	(2)
Included in earnings—other	—	(688)	(688)
Included in accumulated other comprehensive income (loss)	—	441	441
Net purchases, dispositions and settlements	—	(346)	(346)
Transfers in and/or out of Level 3	—	—	—

Balance, June 30, 2009	$50,297	$6,956	$57,253

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our investment securities with significant valuation inputs classified as Level 3 for the three months ended June 30, 2008.

	Investment Securities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	CMBS	Non-Agency RMBS	Preferred Stock	Total
Balance, March 31, 2008	$271,112	$84,271	$145	$355,528
Total net gains/losses on securities still held at end of period:
Included in earnings—interest income	3,145	1,551	—	4,696
Included in earnings—impairments	(6,809)	(11,380)	(121)	(18,310)
Included in earnings—mark to market on held-for-trading securities (FVO)	(27,473)	(16,028)	—	(43,501)
Included in earnings—other	—	(270)	—	(270)
Included in accumulated other comprehensive income (loss)	1,680	36	—	1,716
Total net gains (losses) on securities disposed/redeemed during period:
Included in earnings—interest income	(52)	(42)	—	(94)
Included in earnings—realized gain (loss) on sale	—	—	—	—
Included in accumulated other comprehensive income (loss)	82	(15)	—	67
Net purchases, dispositions and settlements	—	(3,996)	—	(3,996)
Transfers in and/or out of Level 3	—	—	—	—

Balance, June 30, 2008	$241,685	$54,127	$24	$295,836

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

June 30, 2009
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

        The three approaches described within SFAS 157 are consistent with generally accepted valuation methodologies. While all three approaches are not applicable to all assets or liabilities accounted for at fair value, where appropriate and possible, one or more valuation techniques may be used. The selection of the valuation method(s) to apply considers the definition of an exit price and the nature of the asset or liability being valued and significant expertise and judgment is required. For assets and liabilities accounted for at fair value, excluding real estate held for sale, valuation techniques generally are a combination of the market and income approaches. Real estate held for sale valuation techniques generally combine income and cost approaches. For the six months ended June 30, 2009, the application of valuation techniques applied to similar assets and liabilities has been consistent.

Fair Value on a Non-Recurring Basis

        Certain assets are measured at fair value on a non-recurring basis and are not included in the tables above. These assets include real estate loans and real estate loans held for sale that are reported at lower of cost or market and loans held for sale that initially were measured at cost and have been written down to fair value as a result of being designated for sale. The following table shows the hierarchy for those assets measured at fair value on a non-recurring basis as of June 30, 2009.

	Assets Measured at Fair Value on a Non-Recurring Basis Using Significant Unobservable Inputs (Level 3) as of June 30, 2009
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

        Real estate loans held for sale—We designated one mezzanine loan as being held for sale as of June 30, 2009 as we have committed to sell it, or we have the intent and ability to sell it in the near

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

future. The fair value of the mezzanine loan held for sale was based on management's discounted cash flow analysis that utilized spreads supplied by dealers.

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

Fair Value Option

        The following reflects the assets and liabilities accounted for under the fair value option and the change in fair value recorded in our consolidated statement of operations:

		Changes in Fair Values for the Six Months Ended June 30, 2009, For Items Measured at Fair Value Pursuant to the Election of the Fair Value Option
	Fair Value Option June 30, 2009	Interest Income(1)	Net Mark to Market Adjustments on Investment Securities— Held-for- Trading	Net Mark to Market Adjustments on Collateralized Debt Obligations
Assets accounted for under the fair value option:
Held-for-trading securities:
CMBS	$39,083	$(1,115)	$(3,579)	$—
Non-Agency RMBS	3,630	(274)	(2,819)	—

	$42,713	$(1,389)	$(6,398)	$—

Liabilities accounted for under the fair value option:
Collateralized debt obligations	$40,538	$—	$—	$2,509

(1)
Represents accretion of net discount only.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

		Changes in Fair Values for the Six Months Ended June 30, 2008, For Items Measured at Fair Value Pursuant to the Election of the Fair Value Option
	Fair Value Option June 30, 2008	Interest Income(1)	Net Mark to Market Adjustments on Investment Securities— Held-for- Trading	Net Mark to Market Adjustments on Collateralized Debt Obligations
Assets accounted for under the fair value option:
Held-for-trading securities:
CMBS	$185,087	$5,631	$(122,331)	$—
Non-Agency RMBS	30,172	4,301	(67,873)	—

	$215,259	$9,932	$(190,204)	$—

Liabilities accounted for under the fair value option:
Collateralized debt obligations	$204,769	$—	$—	$88,001

(1)
Represents accretion of net discount only.

		Changes in Fair Values for the Three Months Ended June 30, 2009, For Items Measured at Fair Value Pursuant to the Election of the Fair Value Option
	Fair Value Option June 30, 2009	Interest Income(1)	Net Mark to Market Adjustments on Investment Securities— Held-for- Trading	Net Mark to Market Adjustments on Collateralized Debt Obligations
Assets accounted for under the fair value option:
Held-for-trading securities:
CMBS	$39,083	$(1,363)	$7,474	$—
Non-Agency RMBS	3,630	(704)	550	—

	$42,713	$(2,067)	$8,024	$—

Liabilities accounted for under the fair value option:
Collateralized debt obligations	$40,538	$—	$—	$7,055

(1)
Represents accretion of net discount only.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

		Changes in Fair Values for the Three Months Ended June 30, 2008, For Items Measured at Fair Value Pursuant to the Election of the Fair Value Option
	Fair Value Option June 30, 2008	Interest Income(1)	Net Mark to Market Adjustments on Investment Securities— Held-for- Trading	Net Mark to Market Adjustments on Collateralized Debt Obligations
Assets accounted for under the fair value option:
Held-for-trading securities:
CMBS	$185,087	$2,999	$(27,473)	$—
Non-Agency RMBS	30,172	1,039	(16,028)	—

	$215,259	$4,038	$(43,501)	$—

Liabilities accounted for under the fair value option:
Collateralized debt obligations	$204,769	$—	$—	$(25,854)

(1)
Represents accretion of net discount only.

        Total financial assets at fair value classified within Level 3 were $62,311 and $78,374 as of June 30, 2009 and December 31, 2008, respectively. Such amounts represent 15% and 17% of "Total assets" on the consolidated balance sheet as of June 30, 2009 and December 31, 2008, respectively. Excluding assets for which we do not bear direct economic exposure, Level 3 assets were 4% and 5% of "Total assets" as of June 30, 2009 and December 31, 2008, respectively.

        Total financial liabilities at fair value classified within Level 3 were $71,290 and $102,709 as of June 30, 2009 and December 31, 2008, respectively. Such amounts represent 16% and 21% of "Total liabilities" on the consolidated balance sheets as of June 30, 2009 and December 31, 2008, respectively.

        As of June 30, 2009 and December 31, 2008, our CDO notes had a face value of $459,627 and $467,027, respectively, and fair value of $40,538 and $45,429, respectively.

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

June 30, 2009
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

        Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. As of June 30, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy.

4. INVESTMENT SECURITIES

        Our investment securities are classified into two categories, available-for-sale and trading, in which both are carried at their estimated fair values. The amortized cost and estimated fair values of our investment securities as of June 30, 2009 and December 31, 2008 are summarized as follows:

		Unrealized
	Amortized Cost
Available-for-sale Securities		Gains(1)	Losses(1)(2)	Fair Value
June 30, 2009
CMBS	$55,606	$1	$(44,393)	$11,214
Non-Agency RMBS	13,442	12	(10,128)	3,326

Total	$69,048	$13	$(54,521)	$14,540

December 31, 2008
CMBS	$13,675	$642	$—	$14,317
Non-Agency RMBS	7,216	82	—	7,298

Total	$20,891	$724	$—	$21,615

(1)
Included in accumulated other comprehensive income (loss).

(2)
$22,979 of other-than-temporary impairment was included in the unrealized losses as of June 30, 2009

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

4. INVESTMENT SECURITIES (Continued)

		Unrealized
	Amortized Cost
Trading Securities		Gains(1)	Losses(1)	Fair Value
June 30, 2009
CMBS	$206,678	$58	$(167,653)	$39,083
Non-Agency RMBS	18,109	176	(14,655)	3,630

Total	$224,787	$234	$(182,308)	$42,713

December 31, 2008
CMBS	$43,634	$142	$—	$43,776
Non-Agency RMBS	7,493	32	—	7,525

Total	$51,127	$174	$—	$51,301

(1)
Included in consolidated statements of operations.

        We pledge our investment securities to secure our collateralized debt obligations and borrowings under our secured revolving credit facility. The fair value of the investment securities that we pledged as collateral as of June 30, 2009 is summarized as follows:

Pledged as Collateral:	June 30, 2009
For borrowings under collateralized debt obligations	$42,185

Total	$42,185

        The aggregate estimated fair values by underlying credit rating of our investment securities as of June 30, 2009 were as follows:

	June 30, 2009
Security Rating	Estimated Fair Value	Percentage
AAA	$—	—%
AA	—	—
A	—	—
BBB	12,047	21.04
BB	8,539	14.92
B	12,344	21.56
CCC	7,377	12.88
CC	—	—
C	7,951	13.89
Not rated	8,995	15.71

Total	$57,253	100.00%

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

4. INVESTMENT SECURITIES (Continued)

        The face amount and net unearned discount on our investment securities as of June 30, 2009 was as follows:

Description:	June 30, 2009
Face amount	$1,035,264
Net unearned discount	(741,429)

Amortized cost	$293,835

        For the six months ended June 30, 2009 and the six months ended June 30, 2008, net discount (premium) on investment securities accreted into interest income totaled $(3,503) and $12,244, respectively. For the three months ended June 30, 2009 and the three months ended June 30, 2008, net discount (premium) on investment securities accreted into interest income totaled $(4,628) and $4,576, respectively.

        Commercial Mortgage Backed Securities ("CMBS")—Our investments include CMBS, which are mortgage backed securities that are secured by, or evidence ownership interests in, a single commercial mortgage loan or a partial or entire pool of mortgage loans secured by commercial properties. The securities may be senior, subordinated, investment grade or non-investment grade.

        The following is a summary of our CMBS investments as of June 30, 2009:

		Gross Unrealized			Weighted Average
Security Rating	Amortized Cost	Gains	Losses	Estimated Fair Value	Coupon	Book Yield(1)	Market Yield(2)	Term (yrs)
AAA	$—	$—	$—	$—	—%	—%	—%	—
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	70,377	—	(59,061)	11,316	5.39	6.44	54.75	7.16
BB	41,037	—	(32,880)	8,157	5.31	7.04	77.75	8.13
B	82,485	—	(70,536)	11,949	5.59	7.97	103.03	7.71
CCC	36,155	—	(29,920)	6,235	5.14	13.12	143.78	7.52
CC	—	—	—	—	—	—	—	—
C	10,853	1	(6,778)	4,076	4.71	29.89	123.82	6.85
Not rated	21,377	58	(12,871)	8,564	5.04	48.02	190.46	8.97

Total CMBS	$262,284	$59	$(212,046)	$50,297	5.21	12.29	109.69	7.78

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

June 30, 2009
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

        The following is a summary of our Non-Agency RMBS investments as of June 30, 2009:

		Gross Unrealized			Weighted Average
Security Rating	Amortized Cost	Gains	Losses	Estimated Fair Value	Coupon	Book Yield(1)	Market Yield(2)	Term (yrs)
AAA	$—	$—	$—	$—	—%	—%	—%	—
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	2,621	—	(1,890)	731	1.98	6.55	48.73	6.08
BB	1,037	137	(792)	382	3.28	7.38	617.97	1.93
B	4,291	—	(3,896)	395	1.99	14.64	20,356.18	4.95
CCC	6,607	—	(5,465)	1,142	3.55	7.73	8,284.04	7.23
CC	—	—	—	—	—	—	—	—
C	14,755	37	(10,917)	3,875	4.62	10.23	1,809.15	6.08
Not rated	2,240	14	(1,823)	416	2.74	32.18	22,550.37	5.50

Total Non-Agency RMBS	$31,551	$188	$(24,783)	$6,956	3.74	11.46	4,956.02	5.94

(1)
Book yield as reflected above is the implied loss-adjusted yield based on our expectation of future cash flows (i.e., taking into account assumed defaults) and the amortized cost of the security.

(2)
Market yield as reflected above is the implied yield based on a zero-loss scenario (i.e., not taking into account any assumed defaults) and the fair value of the security.

        Other Securities—We invested in the preferred stock of Millerton I CDO with an estimated fair value of $0 as of June 30, 2009 and the preferred stock of Millerton II CDO with an estimated fair value of $0 as of June 30, 2009. The preferred stock of Millerton I CDO was rated C and the preferred stock of Millerton II CDO was not rated at June 30, 2009.

        Unrealized Losses—The following table shows the fair value of our available-for-sale securities with unrealized losses as of June 30, 2009 for which other-than-temporary impairments have not been recognized in earnings:

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
CMBS	$—	$—	$11,024	$(44,393)	$11,024	$(44,393)
RMBS	—	—	3,313	(10,128)	3,313	(10,128)

Total	$—	$—	$14,337	$(54,521)	$14,337	$(54,521)

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

4. INVESTMENT SECURITIES (Continued)

        We did not own any available-for-sale securities with unrealized losses as of December 31, 2008.

        As of June 30, 2009, we did not hold any available-for-sale securities with unrealized losses that had been in a loss position for 12 months or less. As of June 30, 2009, we held 96 available-for-sale securities, with unrealized losses totaling $54,521, that had been in a loss position for more than 12 months. The unrealized losses on our securities were primarily the result of market factors such as changes in interest rates, current market dislocation and distressed conditions in the markets, rather than credit impairment, and we have performed credit analyses in relation to such securities that support our belief that the carrying values of such securities are fully recoverable over their expected holding period. Other factors considered included current subordination levels, industry analyst reports and delinquency rates. Because we do not intend to sell the securities and is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other than temporarily impaired at June 30, 2009.

        Other-Than-Temporary Impairments—The following table summarizes activity related to the amount of other-than-temporary impairments related to credit losses during the three months ended June 30, 2009:

	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Income	Net Other- Than- Temporary Impairments Included in Earnings
April 1, 2009	$72,126	$—	$72,126
Impact of change in accounting principle(1)	—	72,126	(72,126)
Additions due to change in expected cash flows	37,328	22,979	14,349

June 30, 2009	$109,454	$95,105	$14,349

(1)
Represents a reclassification to other comprehensive income of other-than-temporary impairments on securities which were previously recorded in earnings. As discussed in Note 2, upon adoption of FSP FAS 115-2 these impairments were reassessed and determined to be related to factors other than credit losses.

        To determine the component of the gross other-than-temporary impairment related to credit losses, we compared the amortized cost basis of each other-than-temporarily impaired security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. Significant judgment of management is required in this analysis that includes, but is not limited to, assumptions regarding the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. Other factors considered in determining the component of other-than-temporary impairments related to credit losses include current subordination levels, interest payment shortfalls, credit ratings and delinquency rates.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

4. INVESTMENT SECURITIES (Continued)

        Sale of Investment Securities—During the six months ended June 30, 2009, we did not sell any securities. During the six months ended June 30, 2008, we sold 40 securities for proceeds of $475,888 and realized a gain of $2,477 and we sold 33 securities for proceeds of $702,469 and realized a loss of $6,291. During the three months ended June 30, 2009 and June 30, 2008, we did not sell any securities. We identified each security specifically upon sale to determine the amount to reclassify out of accumulated other comprehensive income into earnings.

        Average maturity of our investment securities at June 30, 2009 was as follows:

Weighted Average Life
CMBS	5.74
Non-Agency RMBS	4.47

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

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

5. REAL ESTATE LOANS AND REAL ESTATE LOANS HELD FOR SALE (Continued)

        The following is a summary of our real estate loans as of June 30, 2009 and December 31, 2008:

Loan Type	Number of Loans	Face Value	Carrying Value	Weighted Average Interest Rate		Maturity Date/Range	Weighted Average Years to Maturity
June 30, 2009
Whole loans	1	$2,522	$2,517	3.61%		11/2009	0.4
Construction loans	1	14,602	—	—	(1)	11/2008(2)	—
Mezzanine loans	1	6,358	—	—	(3)	5/2009(4)	—

	3	$23,482	$2,517	3.61	(1)(3)	5/2009-11/2009	0.4

December 31, 2008
Whole loans	1	$2,522	$2,511	3.73%		11/2009	0.9
Construction loans	1	14,602	400	—	(1)	11/2008(2)	—
Mezzanine loans	1	6,123	6,123	15.00	(3)	5/2009	0.4

	3	$23,247	$9,034	11.71	(1)	5/2009-11/2009	0.5

(1)
This construction loan bears interest at 16.00%, but we have placed it on non-accrual status and accordingly, do not include it in the calculation of the weighted average interest rate.

(2)
The construction loan was due in November 2008 and currently is in default.

(3)
This mezzanine loan bears interest at 15.00%, but we have placed it on non-accrual status effective March 31, 2009 and accordingly, do not include it in the calculation of the weighted average interest rate.

(4)
The mezzanine loan was due in May 2009 and currently is in default.

        There were no unamortized underwriting fees as of June 30, 2009 and December 31, 2008.

        In 2005, we originated a mezzanine construction loan to develop luxury residential condominiums in Portland, Oregon. The loan was in technical default as of January 1, 2008 and was placed on non-accrual status at such date, and we have received no principal or interest payments during the six months ended June 30, 2009 and 2008 on the loan. We have not made any additional advances on this loan during the six months ended June 30, 2009 and have no funding obligations under this loan. In January 2009, the senior lender notified the borrower that the senior construction loan was in default, triggering a blockage period of 120 days with respect to our mezzanine construction loan during which period we were precluded from exercising our rights under the mezzanine construction loan. We currently account for this loan as a troubled debt restructuring under SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings ("SFAS 15"), and SFAS 114. As of June 30, 2009, we have recorded a loan loss allowance for the entire outstanding face amount of the loan. As of June 30, 2009 and December 31, 2008, the carrying value of the loan totaled $0 and $400 (inclusive of loan loss provisions of $14,602 and $14,202, respectively).

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

5. REAL ESTATE LOANS AND REAL ESTATE LOANS HELD FOR SALE (Continued)

        In November 2006, we purchased a senior participation interest in a mezzanine loan to develop luxury residential condominiums in New York, New York. The loan was in technical default as of April 2009 and was placed on non-accrual status as of March 31, 2009. We have not made any advances on this loan during the six months ended June 30, 2009 and have no funding obligations under this loan. As of June 30, 2009, we have recorded a loan loss allowance for the entire outstanding face amount of the loan (including capitalized interest). As of June 30, 2009 and December 31, 2008, the carrying value of the loan totaled $0 and $6,123 (inclusive of loan loss provisions of $6,358 and $0, respectively).

        The components of our impaired real estate loans as of June 30, 2009 are as follows:

	Mezzanine Construction Loan	Mezzanine Loan(1)	Total
Carrying value—December 31, 2008	$400	$6,123	$6,523
Funding of mezzanine construction loan	—	—	—
Capitalized interest(2)	—	235	235
Provision for loan losses	(400)	(6,358)	(6,758)

Carrying value—June 30, 2009	$—	$—	$—

(1)
Carried at amortized cost as of December 31, 2008 and subsequently carried at market.

(2)
The mezzanine construction loan was placed on non-accrual status as of January 1, 2008 and the mezzanine loan was placed on non-accrual status as of March 31, 2009. No interest income was recorded on the mezzanine construction loan and $235 of interest was capitalized on the mezzanine loan for the three and six months ended June 30, 2009.

        The components of our total provision for loan losses on our impaired real estate loans for the six months ended June 30, 2009 are as follows:

Reconciliation of Provision for Loan Losses
Balance, December 31, 2008	$14,235
Additions (subtractions) during period:
Provision for loan losses	6,758
Direct charge offs against the allowance	—
Recoveries of previous charge offs	—

Balance, June 30, 2009	$20,993

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

5. REAL ESTATE LOANS AND REAL ESTATE LOANS HELD FOR SALE (Continued)

  Real Estate Loans Held for Sale

        As of June 30, 2009, we have the intent and ability to sell in the near future one of our real estate loans and therefore, we have classified it as held for sale. The following is a summary of our real estate loan held for sale as of June 30, 2009:

Loan Type	Number of Loans	Face Value	Carrying Value	Weighted Average Interest Rate	Maturity Date	Weighted Average Years to Maturity
Mezzanine loans	1	$11,063	$5,058	7.32%	2/2016	6.7

        For the six months ended June 30, 2009 and the three months ended June 30, 2009, we did not record any valuation allowance on our consolidated statement of operations relating to real estate loans that are held for sale as of June 30, 2009.

  Other Information Relating to Our Real Estate Loans and Real Estate Loans Held for Sale

        The maturities of our real estate loans, including those held for sale, as of June 30, 2009 are as follows: $2,522 in 2009, $0 in 2010, $84 in 2011, $98 in 2012 and $10,881 thereafter.

        We pledge our real estate loans and real estate loans held for sale to secure our secured revolving credit facility. The fair value of the real estate loans, including those held for sale, that we pledged as collateral as of June 30, 2009 and December 31, 2008 is summarized as follows:

Pledged as Collateral:	June 30, 2009	December 31, 2008
For borrowings under secured revolving credit facility, related party	$6,974	$13,178

Total	$6,974	$13,178

        As of June 30, 2009 and December 31, 2008, our real estate loans did not include any non-U.S. dollar denominated assets.

6. COMMERCIAL REAL ESTATE

        The components of commercial real estate as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
Land	$17,428	$17,428
Buildings and improvements	222,045	222,045

Commercial properties	239,473	239,473
Less: Accumulated depreciation	(14,467)	(11,214)

Total	$225,006	$228,259

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

6. COMMERCIAL REAL ESTATE (Continued)

        The depreciation expense related to commercial real estate included in the operating results for the six months ended June 30, 2009 and 2008 was $3,252 and $3,252, respectively. The depreciation expense related to commercial real estate included in the operating results for the three months ended June 30, 2009 and 2008 was $1,626 and $1,626, respectively.

        The following is a schedule of future minimum rent payments to be received under the leases at the three properties owned:

Rent Payments
Remainder of 2009	$5,686
2010	11,600
2011	11,832
2012	12,068
2013	12,309
Thereafter	114,152

7. OTHER INVESTMENTS

        The components of other investments as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
Investment in trust preferred securities	$1,550	$1,550

Total other investments	$1,550	$1,550

8. INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES

        The intangible assets and liabilities arose on the acquisition of the commercial real estate properties in March 2007 and September 2007. As of June 30, 2009 and December 31, 2008, the components of intangible assets are as follows:

	June 30, 2009	Weighted Average Life (Years)	December 31, 2008	Weighted Average Life (Years)
Lease origination costs	$82,228	12.8	$82,228	13.1
Below-market ground lease	2,919	57.0	2,919	57.3
Mineral rights	303		303

Total	85,450		85,450
Less: Accumulated amortization	(12,726)		(9,909)

Intangible assets	$72,724		$75,541

        The amortization of lease origination costs for the six months ended June 30, 2009 and 2008 was $2,792 and $2,792, respectively, and is included in depreciation and amortization expense. The amortization of lease origination costs for the three months ended June 30, 2009 and 2008 was $1,396

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

8. INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES (Continued)

and $1,396, respectively, and is included in depreciation and amortization expense. The amortization of a below-market ground lease, which is included in commercial real estate expenses, for the six months ended June 30, 2009 and 2008 was $24 and $24, respectively. The amortization of a below-market ground lease, which is included in commercial real estate expenses, for the three months ended June 30, 2009 and 2008 was $12 and $12, respectively. The estimated amortization of these intangible assets is $5,633 per year for each of the next five years.

        Below market leases, net of amortization, which are classified as intangible liabilities, are $69,525 as of June 30, 2009 and $72,265 as of December 31, 2008. The amortization of intangible liabilities included in rental income for the six months ended June 30, 2009 and 2008 was $2,740 and $2,740, respectively. The amortization of intangible liabilities included in rental income for the three months ended June 30, 2009 and 2008 was $1,370 and $1,370, respectively. The estimated amortization is $5,480 per year for each of the next five years.

9. DEBT AND OTHER FINANCING ARRANGEMENTS

        The following is a summary of our debt as of June 30, 2009 and December 31, 2008:

Type of Debt:	June 30, 2009	December 31, 2008
Collateralized debt obligations, at fair value	$40,538	$45,429
Junior subordinated notes held by trust that issued trust preferred securities	51,550	51,550
Mortgages payable	219,380	219,380
Secured revolving credit facility, related party	28,920	32,920

Total Debt	$340,388	$349,279

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

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. As of June 30, 2009 and December 31, 2008, CDO I was collateralized by investment securities with fair values of $12,910 and $17,550, respectively. As of January 1, 2008, we elected the fair value option under SFAS 159 for our collateralized debt obligations, and the fair value of the investment grade notes that CDO I issued that are held by third parties as of June 30, 2009 and December 31, 2008 was $12,042 and $16,192, respectively ($135,484 and $142,183 par amount, respectively). Beginning in June 2008, CDO I began to fail certain over-collateralization triggers. During this period of failure, all notes subordinate to the most senior class with a relevant trigger failure will not receive their quarterly interest payments. The money that otherwise would be paid to those classes is used instead to pay down the principal balance of the senior-most outstanding notes. During the six months ended June 30, 2009 and 2008, $517 and $0, respectively, was diverted from the affected classes to amortize senior notes issued by CDO I, and $6,181 and $0, respectively, of senior notes was otherwise repaid as provided in the indenture governing the CDO I notes. During the three months ended June 30, 2009 and 2008, $98 and $0, respectively, was diverted from the affected classes to amortize senior notes issued by CDO I, and $1,437 and $0 respectively, of senior notes was otherwise repaid as provided in the indenture governing the CDO I notes.

        In January 2007, we issued approximately $390,338 of CDOs ("CDO II") through two newly-formed subsidiaries, Crystal River Capital Resecuritization 2006-1 Ltd. (the "2006 Issuer") and Crystal River Capital Resecuritization 2006-1 LLC (the "2006 Co-Issuer"). CDO II consists of $324,956 of investment grade notes and $14,638 of non-investment grade notes, each with a final maturity date of September 2047, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $19,517 of non-investment grade notes and $31,227 of preference shares, which were issued by the 2006 Issuer. The 2006 Issuer initially held cash totaling $58,600 that was designated for the future funding of additional investments, all of which was invested during 2007. We retained all of the non-investment grade securities, the preference shares and the common shares in the 2006 Issuer. The 2006 Issuer holds assets, consisting of CMBS, which serve as collateral for CDO II. Investment grade notes in the aggregate principal amount of $324,956 were issued with floating coupons with a combined weighted average interest rate of one-month LIBOR plus 0.57% and these notes were hedged at an annual rate of 4.955% to protect CDO II from increase in short-term interest rates. We incurred approximately $6,006 of issuance costs, which is being amortized over the average life of CDO II. The 2006 Issuer and the 2006 Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. As of June 30, 2009 and December 31, 2008, CDO II was collateralized by investment securities with a fair value of $29,275 and $33,482, respectively. As of January 1, 2008, we elected the fair value option under SFAS 159 for our collateralized debt obligations, and the fair value of the investment grade notes that CDO II issued that are held by third parties as of June 30, 2009 and December 31, 2008 was $28,496 and $29,237, respectively ($324,143 and $324,844 par amount, respectively). During the six months ended June 30, 2009 and 2008, $701 and $0, respectively, of cash flows from "distressed securities" owned by CDO II was diverted from the equity class to amortize senior notes issued by CDO II. During the three months ended June 30, 2009 and 2008, $502 and $0, respectively, of cash flows from "distressed securities" owned by CDO II was diverted from the equity class to amortize senior notes issued by CDO II.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
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

        Revolving Credit Facility—In August 2007, we entered into a $100,000 unsecured 364-day credit facility with Brookfield US Corporation (f/k/a Brascan (U.S.) Corp.), an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100,000 in the aggregate and to reduce the interest rate to LIBOR + 2.50%. In March 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth (as defined in the facility) and to eliminate the financial covenants relating to minimum net income (as defined in the facility), compliance with a maximum leverage ratio and compliance with an interest rate sensitivity requirement. In August 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of June 30, 2008, to revise the financial covenant relating to minimum net worth. In February 2009, we and Brookfield US Corporation amended the terms of the facility to extend the term of the facility from May 2009 to May 2010, to lower the borrowing capacity under the facility from $100,000 to $50,000 and, effective as of December 31, 2008, to delete the financial covenant relating to minimum net worth. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendments were approved by the independent members of our board of directors. The credit agreement contains customary representations, warranties and covenants, including covenants limiting dividends, liens, mergers, asset sales and other fundamental changes. In addition, if our current manager, Hyperion Brookfield Crystal

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

River Capital Advisors, LLC, or another wholly owned subsidiary of Brookfield Asset Management Inc. is not acting as our manager, then Brookfield US Corporation may accelerate all amounts due under our revolving credit facility. We incurred financing costs of $8, which have been deferred and are being amortized over the term of the secured revolving credit facility.

        Restrictive Covenants and Maturities—Certain of our repurchase agreements (none of which were in use as of June 30, 2009 or December 31, 2008) contain financial covenants, such as maintaining a specific net asset value or worth, and certain of such repurchase agreements and our revolving credit facility contain covenants requiring us to maintain our REIT status. We were in compliance with respect to all our financial covenants under agreements for which we had outstanding borrowings as of June 30, 2009.

        Interest Expense—Interest expense is comprised of the following:

	Six Months Ended June 30,
	2009	2008
Interest on repurchase agreements	$—	$12,451
Interest expense on interest rate swap agreements	769	1,002
Interest on CDO notes	3,309	9,787
Interest on senior mortgage-backed notes, related party	—	1,658
Interest on mortgages payable	6,158	6,192
Interest on junior subordinated notes	1,980	1,980
Interest on secured revolving credit facility, related party	475	1,696
Amortization of deferred financing costs	37	234

Total interest expense	$12,728	$35,000

	Three Months Ended June 30,
	2009	2008
Interest on repurchase agreements	$—	$881
Interest expense on interest rate swap agreements	301	497
Interest on CDO notes	1,562	4,078
Interest on senior mortgage-backed notes, related party	—	628
Interest on mortgages payable	3,096	3,096
Interest on junior subordinated notes	990	990
Interest on secured revolving credit facility, related party	227	526
Amortization of deferred financing costs	19	36

Total interest expense	$6,195	$10,732

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

        Interest payable is comprised of the following:

	June 30, 2009	December 31, 2008
Interest on CDO notes	$261	$516
Interest on mortgages payable	1,021	113
Interest on junior subordinated notes	671	671
Interest on secured revolving credit facility, related party	36	57

Total interest payable	$1,989	$1,357

10. COMMITMENTS AND CONTINGENCIES

        We invest in real estate construction loans. During the six months ended June 30, 2009 and 2008, we made advances of $0 and $63, respectively, under these commitments. As of June 30, 2009, we had no unfunded commitments to fund any real estate loans.

        In January 2007, we made a $28,462 investment in a private equity fund that invests in real estate investments. The fund is managed by an affiliate of our Manager and the investment was approved by the independent members of our board of directors. In connection with that investment, we agreed to a future capital commitment of $10,392. Certain distributions from the private equity fund may be recalled by the fund's manager for reinvestment purposes. During March 2008, we sold our investment in the private equity fund to an affiliate of our Manager and the purchaser of our investment assumed our unfunded capital commitment. Accordingly, as of June 30, 2009, we had no further commitment with respect to this investment.

        In June 2008, we sold 11 whole loans to a third party (See Note 5). In connection with the sale, we entered into a yield maintenance agreement that serves to protect the buyer against potential prepayments of those 11 whole loans. In accordance with the agreement, we deposited $4,096 into a restricted trust account to serve as collateral for the potential loss contingency. The agreement provides for the release to be evaluated quarterly to either the buyer or us of a proportionate share of the collateral contingent on any prepayments of the 11 whole loans. During the six months ended June 30, 2009, no release was made to us from the restricted trust account. As of June 30, 2009, our maximum loss contingency under this agreement totaled $3,571. As of June 30, 2009, we had an accrued loss contingency totaling $790 based on assumptions developed by management relating to the timing and value of expected prepayments on the 11 loans. The loss contingency was recorded as additional realized loss on the sale of real estate loans in our statement of operations during 2008.

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

June 30, 2009
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

        As of June 30, 2009 and December 31, 2008, we did not have any foreign currency swaps in place.

        The fair value of our derivatives as of June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
Derivative Liabilities:
Interest rate swaps	$20,707	$37,659
Credit default swaps	9,690	19,140
Interest payable—swap	432	366
Other	355	481

Total derivative liabilities	$31,184	$57,646

        The notional amount of our open undesignated interest rate swap positions as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008
Interest rate swaps on CDO I notes	$42,408	$44,549
Interest rate swaps on CDO II notes	240,467	240,467

	$282,875	$285,016

        As of June 30, 2009 and December 31, 2008, we had unhedged liabilities under our secured revolving credit facility totaling $28,920 and $32,920, respectively.

        The change in unrealized gains (loss) on interest rate swaps previously designated as cash flow hedges is separately disclosed in the statement of changes in stockholders' equity. As of June 30, 2009 and December 31, 2008, unrealized losses aggregating $9,770 and $10,539, respectively, on active cash flow hedges were recorded in accumulated other comprehensive income (loss). The net unamortized deferred losses on settled and unsettled swaps as of June 30, 2009 and December 31, 2008 were $9,770 and $10,539, respectively, and are being amortized into earnings through interest expense.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

11. RISK MANAGEMENT TRANSACTIONS (Continued)

        Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of SFAS 133. Changes in the fair value of derivatives not designated in hedging relationships recorded directly in earnings for the six months ended June 30, 2009 and 2008 totaled $16,952 and $7,935, respectively. Changes in the fair value of derivatives not designated in hedging relationships recorded directly in earnings for the three months ended June 30, 2009 and 2008 totaled $10,142 and $16,370, respectively.

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

        The components of our accumulated derivative gain (loss) included in other comprehensive income (loss) are as follows:

	Six Months Ended June 30,
	2009	2008
Net unrealized accumulated derivative loss on active interest rate swaps—beginning of period	$(10,539)	$(25,219)
Net change in active and settled swaps	—	4,199
Net realized losses on settled swaps reclassified into earnings	—	8,982
Net realized losses on settled and active swaps amortized into earnings	769	445

Net unrealized accumulated derivative loss on active interest rate swaps—end of period	$(9,770)	$(11,593)

	Three Months Ended June 30,
	2009	2008
Net unrealized accumulated derivative loss on active interest rate swaps—beginning of period	$(10,071)	$(20,220)
Net change in active and settled swaps	—	8,327
Net realized losses on settled and active swaps amortized into earnings	301	300

Net unrealized accumulated derivative loss on active interest rate swaps—end of period	$(9,770)	$(11,593)

        Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During 2009, we estimate that an additional $602 will be reclassified as an increase in interest expense. During the

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

11. RISK MANAGEMENT TRANSACTIONS (Continued)

six months ended June 30, 2009, we accelerated the reclassification of a $167 loss in other comprehensive loss to earnings as a result of the hedged forecasted transactions becoming probable not to occur. No such acceleration occurred during the six months ended June 30, 2008.

        The components of net realized and unrealized loss on derivatives are as follows:

	Six Months Ended June 30,
	2009	2008
Realized/unrealized losses on credit default swaps ("CDS")	$(550)	$(15,920)
Unrealized losses on hedge ineffectiveness	—	(10,789)
Unrealized gains on economic hedges not designated for hedge accounting	10,679	6,819
Net realized losses on settlement of interest rate swaps	—	(18,343)
Premium earned on CDS	124	284
Other	114	(82)

Net realized and unrealized gains (losses) on derivatives	$10,367	$(38,031)

	Three Months Ended June 30,
	2009	2008
Realized/unrealized losses on credit default swaps ("CDS")	$(628)	$(3,378)
Unrealized gains on economic hedges not designated for hedge accounting	6,955	14,507
Net realized losses on settlement of interest rate swaps	—	(5,833)
Premium earned on CDS	48	82
Other	121	(27)

Net realized and unrealized gains on derivatives	$6,496	$5,351

        As of June 30, 2009 and December 31, 2008, we were not required to provide any collateral in respect of our interest rate swaps.

        The maturities of the notional amounts of our interest rate swaps outstanding as of June 30, 2009 are as follows: $42,408 in 2013 and $240,467 in 2018.

        As of June 30, 2009 and December 31, 2008, we held various credit default swaps, as the protection seller, with notional amounts (maximum exposure to loss) of $10,000 and $20,000, respectively. A credit default swap is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard CDS contract, one party, referred to as the protection buyer, purchases credit default protection from another party, referred to as the protection seller, for a specific notional amount of obligations of a reference entity. In these transactions, the protection buyer pays a premium to the protection seller. The premium generally is paid monthly in arrears, but may be paid in full up front in the case of a CDS with a short maturity. Generally, if a credit event occurs during the term of the CDS, the protection seller pays the protection buyer the notional amount and takes delivery of the reference entity's obligation. CDS are

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

11. RISK MANAGEMENT TRANSACTIONS (Continued)

generally unconditional, irrevocable and non-cancelable. During each of the six months ended June 30, 2008 and the three months ended June 30, 2008, we closed out six CDS on single names in an aggregate notional amount of $55,000, with a realized loss of approximately $30,249, of which $19,780 was accrued in 2007 as an unrealized loss. At June 30, 2009, the fair value of our net liability relating to credit default swap contracts was $9,690, compared to a net liability of $19,140 at December 31, 2008, primarily as a result of the occurrence of a credit event on the reference obligation underlying one of our CDS on which we sold protection, which required us to make payments on that CDS in the amount of $10,000 during the six months ended June 30, 2009. As of June 30, 2009, we had posted cash of $10,497 as collateral in connection with our single name CDS, which is included in restricted cash on the balance sheet.

        The components of our outstanding credit default swap as of June 30, 2009 are as follows:

FHLT 2005-1 M8
Notional amount	$10,000
Expiration date	6/25/2035
Fair value	$(9,690)
Exposure to loss	$310

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

June 30, 2009
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

        During the six months ended June 30, 2009, we did not issue any shares of restricted common stock, but we did issue 106,409 deferred stock units to certain independent members of our board of directors. Of these amounts, 61,629 deferred stock units were issued in lieu of cash remunerations. These independent members of our board of directors fully vested in the deferred stock units at the date of grant.

        For the six months ended June 30, 2009 and 2008, $91 and $209, respectively, was expensed relating to the amortization of deferred stock units. For the three months ended June 30, 2009 and 2008, $45 and $95, respectively, was expensed relating to the amortization of deferred stock units.

        Accumulated other comprehensive loss as of June 30, 2009 and December 31, 2008 was comprised of the following:

	June 30, 2009	December 31, 2008
Net unrealized gains (losses) on available-for-sale securities	$(54,508)	$724
Net realized and unrealized losses on interest rate swap agreements accounted for as cash flow hedges	(9,770)	(10,539)

Total accumulated other comprehensive loss	$(64,278)	$(9,815)

        Total comprehensive loss totaled $70,934 and $205,794 for the six months ended June 30, 2009 and 2008, respectively. Total comprehensive loss totaled $61,616 and $65,124 for the three months ended June 30, 2009 and 2008, respectively.

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

        As of June 30, 2009 and December 31, 2008, the mortgage loans in the underlying collateral pools for all securities we owned were secured by properties predominantly in Arizona (11% in 2009, 10% in

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

13. FINANCIAL RISKS (Continued)

2008), California (13% in 2009, 14% in 2008), Florida (5% in 2009, 5% in 2008), New York (12% in 2009, 13% in 2008) and Texas (13% in 2009, 12% in 2008). All other states or countries comprise individually less than 5% as of June 30, 2009 and December 31, 2008.

        As of June 30, 2009 and December 31, 2008, we had a concentration of tenant risk relating to our commercial real estate properties. Our commercial real estate properties are leased on a triple net basis to JPMorgan Chase under leases that expire in 2021 for our Houston, Texas and Phoenix, Arizona properties and in 2027 for our Arlington, Texas property. In addition, rental income from our commercial real estate segment represented 33.8% and 13.8% of our total revenue for the six months ended June 30, 2009 and 2008, respectively and 42.7% and 17.2% of our total revenue for the three months ended June 30, 2009 and 2008, respectively.

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

        In addition, under the Agreement, our Manager earns a quarterly incentive fee equal to 25% of the amount by which the quarterly net income per share, as defined in the Agreement (which principally excludes the effect of stock compensation and the unrealized change in derivatives), exceeds an amount equal to the product of the weighted average of the price per share of the common stock we issued in the Private Offering and in the Public Offering and the price per share of common stock in any subsequent offerings by us, multiplied by the higher of (i) 2.4375% or (ii) 25% of the then applicable 10 year Treasury note rate plus 0.50%, multiplied by the then weighted average number of outstanding shares for the quarter. The incentive fee is paid quarterly. The Agreement provides that 10% of the incentive management fee is to be paid in shares of our common stock (providing that such payment does not result in our Manager owning directly or indirectly more than 9.8% of our issued and outstanding common stock) and the balance is to be paid in cash. Our Manager may, at its sole discretion, elect to receive a greater percentage of its incentive management fee in shares of our common stock. No incentive management fees were incurred during each of the six months ended June 30, 2009 and 2008.

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

June 30, 2009
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

        We issued to our Manager 84,000 shares of our restricted common stock and granted options to purchase 126,000 shares of our common stock for a 10 year period at a price of $25 per share in March 2005. We issued to one of our directors 2,000 shares of restricted stock in May 2007 which vested on the first anniversary of their date of issuance, we issued to one of our directors 2,000 shares of restricted stock in June 2008 which vested on the first anniversary of their date of issuance, and we issued to two of our directors an aggregate of 4,000 shares of restricted stock in June 2009, which will vest on the first anniversary of their date of issuance. For the six months ended June 30, 2009 and 2008, the base management expense was $0 and $1,112, respectively and for the three months ended June 30, 2009 and 2008, the base management expense was $0 and $418, respectively. Included in the management fee expense for the six months ended June 30, 2009 and 2008 is $0 and $(27), respectively, of amortization of stock-based compensation related to restricted stock and options granted and included in the management fee expense for the three months ended June 30, 2009 and 2008 is $0 and $0, respectively, of amortization of stock-based compensation related to restricted stock and options granted. For management fees earned during the six months ended June 30, 2008, we issued to our Manager 68,338 shares of common stock on May 2, 2008 and 99,998 shares of common stock on August 6, 2008.

        The Agreement provides that we are required to reimburse our Manager for certain expenses incurred by our Manager on our behalf provided that such costs and reimbursements are no greater than that which would be paid to outside professionals or consultants on an arm's length basis. For the six months ended June 30, 2009 and 2008, we were not charged any reimbursable costs by our Manager.

        In August 2007, we entered into a $100,000 unsecured 364-day credit facility with Brookfield US Corporation (f/k/a Brascan (U.S.) Corp.), an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100,000 in the aggregate and to reduce the interest rate to LIBOR + 2.50%. In March 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth (as defined in the facility) and to eliminate the financial covenants relating to minimum net income (as defined in the facility), compliance with a maximum leverage ratio and compliance with an interest rate sensitivity requirement. In August 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of June 30, 2008, to revise the financial covenant relating to minimum net worth. In February 2009, we and Brookfield US Corporation amended the terms of the facility to extend the term of the facility from May 2009 to May 2010, to lower the borrowing capacity under the

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

14. RELATED PARTY TRANSACTIONS (Continued)

facility from $100,000 to $50,000 and, effective as of December 31, 2008, to delete the financial covenant relating to minimum net worth. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendments were approved by the independent members of our board of directors. The credit agreement contains customary representations, warranties and covenants, including covenants limiting dividends, liens, mergers, asset sales and other fundamental changes. In addition, if our current manager, Hyperion Brookfield Crystal River Capital Advisors, LLC, or another wholly owned subsidiary of Brookfield Asset Management Inc. is not acting as our manager, then Brookfield US Corporation may accelerate all amounts due under our revolving credit facility. We incurred financing costs of $8, which have been deferred and are being amortized over the term of the secured revolving credit facility.

        The following amounts from related party transactions are included in our consolidated statements of operations for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
Interest expense on indebtedness to related parties	$475	$3,354
Interest income from rent enhancement receivables from related parties	390	457
Loss from equity investment in private investment fund managed by related party	—	40

        The following amounts from related party transactions are included in our consolidated statements of operations for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008
Interest expense on indebtedness to related parties	$227	$1,154
Interest income from rent enhancement receivables from related parties	191	224

        The following amounts from related party transactions are included in our consolidated balance sheets as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Interest payable on indebtedness to related parties	$36	$57
Rent enhancement receivable from related parties	12,620	13,828
Secured revolving credit facility, related party	28,920	32,920

        We and our Manager have entered into sub-advisory agreements with other affiliated entities and the fees payable under such agreements will be paid from any management fees earned by our Manager. In addition, certain of these affiliated sub-advisory entities introduce investments to us from time to time, although none of these affiliated entities introduced investments to us that we acquired during the six months ended June 30, 2009 or during the six months ended June 30, 2008.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

15. EARNINGS PER SHARE

        The following table sets forth the calculation of Basic and Diluted EPS for the six months ended June 30, 2009 and 2008 (in thousands, except share and per share amounts):

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Net Loss	Weighted Average Number of Shares Outstanding(1)	Per Share Amount	Net Loss	Weighted Average Number of Shares Outstanding(1)	Per Share Amount
Basic EPS:
Net loss per share of common stock	$(16,471)	25,160,754	$(0.65)	$(213,221)	24,778,788	$(8.60)
Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	—		—	—

Diluted EPS:
Net loss per share of common stock and assumed conversions	$(16,471)	25,160,754	$(0.65)	$(213,221)	24,778,788	$(8.60)

(1)
Including other participating securities.

        The following table sets forth the calculation of Basic and Diluted EPS for the three months ended June 30, 2009 and 2008 (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Net Loss	Weighted Average Number of Shares Outstanding(1)	Per Share Amount	Net Loss	Weighted Average Number of Shares Outstanding(1)	Per Share Amount
Basic EPS:
Net loss per share of common stock	$(6,490)	25,189,825	$(0.26)	$(75,535)	24,807,529	$(3.04)
Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	—		—	—

Diluted EPS:
Net loss per share of common stock and assumed conversions	$(6,490)	25,189,825	$(0.26)	$(75,535)	24,807,529	$(3.04)

(1)
Including other participating securities.

        As of June 30, 2009 and June 30, 2008, options to purchase a total of 130,000 shares of common stock have been excluded from the computation of diluted EPS as they were determined to be antidilutive.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
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

        The following table summarizes our segment reporting for the six months ended June 30, 2009 and 2008 and for the three months ended June 30, 2009 and 2008 our total assets as of June 30, 2009 and December 31, 2008:

	Securities, Loans and Other	Commercial Real Estate	Total
Six Months ended June 30, 2009
Total revenues	$21,730	$11,050	32,780
Interest expense	(6,554)	(6,174)	(12,728)
Depreciation and amortization expense	—	(6,044)	(6,044)
Provision for loss on real estate loans	(6,758)	—	(6,758)
Total expenses	(15,594)	(13,036)	(28,630)
Income (loss) before other revenues (expenses)	6,136	(1,986)	4,150
Realized and unrealized gain on derivatives	10,367	—	10,367
Total other-than-temporary impairments on available-for-sale securities	(43,112)	—	(43,112)
Portion of other-than-temporary impairments recognized in other comprehensive income	22,979	—	22,979
Net change in assets and liabilities valued under FVO	(8,907)	—	(8,907)
Total other expenses	(20,621)	—	(20,621)
Net loss	(14,485)	(1,986)	(16,471)

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

16. SEGMENT REPORTING (Continued)

	Securities, Loans and Other	Commercial Real Estate	Total
Six Months ended June 30, 2008
Total revenues	$69,998	$11,212	$81,210
Interest expense	(28,792)	(6,208)	(35,000)
Depreciation and amortization expense	—	(6,044)	(6,044)
Provision for loss on real estate loans	(16,449)	—	(16,449)
Total expenses	(49,961)	(13,132)	(63,093)
Income (loss) before other revenues (expenses)	20,037	(1,920)	18,117
Realized and unrealized loss on derivatives	(38,031)	—	(38,031)
Impairment of available-for-sale securities	(85,464)	—	(85,464)
Net change in assets and liabilities carried under FVO	(102,203)	—	(102,203)
Total other expenses	(231,338)	—	(231,338)
Net loss	(211,301)	(1,920)	(213,221)
Three Months ended June 30, 2009
Total revenues	$7,365	$5,446	$12,811
Interest expense	(3,091)	(3,104)	(6,195)
Depreciation and amortization expense	—	(3,022)	(3,022)
Provision for loss on real estate loans	—	—	—
Total expenses	(4,247)	(6,531)	(10,778)
Income (loss) before other revenues (expenses)	3,118	(1,085)	2,033
Realized and unrealized gain on derivatives	6,496	—	6,496
Total other-than-temporary impairments on available-for-sale securities	(37,328)	—	(37,328)
Portion of other-than-temporary impairments recognized in other comprehensive income	22,979	—	22,979
Net change in assets and liabilities valued under FVO	969	—	969
Total other expenses	(8,523)	—	(8,523)
Net loss	(5,405)	(1,085)	(6,490)

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

16. SEGMENT REPORTING (Continued)

	Securities, Loans and Other	Commercial Real Estate	Total
Three Months ended June 30, 2008
Total revenues	$26,780	$5,550	$32,330
Interest expense	(7,628)	(3,104)	(10,732)
Depreciation and amortization expense	—	(3,022)	(3,022)
Provision for loss on real estate loans	(7,386)	—	(7,386)
Total expenses	(17,445)	(6,573)	(24,018)
Income (loss) before other revenues (expenses)	9,335	(1,023)	8,312
Realized and unrealized gain on derivatives	5,351	—	5,351
Impairment of available-for-sale securities	(18,310)	—	(18,310)
Net change in assets and liabilities carried under FVO	(69,355)	—	(69,355)
Total other expenses	(83,847)	—	(83,847)
Net loss	(74,512)	(1,023)	(75,535)
June 30, 2009
Total assets	$90,881	$316,471	$407,352
December 31, 2008
Total assets	$126,647	$321,654	$448,301

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts and estimated fair values of our other financial instruments as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Investment securities	$57,253	$57,253	$72,916	$72,916
Real estate loans	2,517	1,916	9,034	8,520
Real estate loans held for sale	5,058	5,058	5,058	5,058
Other investments	1,550	330	1,550	297
Liabilities:
Collateralized debt obligations	40,538	40,538	45,429	45,429
Junior subordinated notes	51,550	10,992	51,550	9,865
Mortgages payable	219,380	126,622	219,380	128,235
Secured revolving credit facility, related party	28,920	27,479	32,920	32,112
Derivative liabilities	31,184	30,752	57,280	57,280

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2009
(in thousands, except share and per share data)
(unaudited)

17. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The methodologies used and key assumptions made to estimate fair values are as follows:

        Investment securities—The fair value of available-for-sale securities is estimated by obtaining broker quotations, where available, based upon reasonable market order indications or a good faith estimate thereof. For securities where market quotes are not readily obtainable, management may also estimate values, and considers factors including the credit characteristics and term of the underlying security, market yields on securities with similar credit ratings, and sales of similar securities, where available.

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

        Derivative liabilities—The fair value of our derivative liabilities is estimated using current market quotes and third-party quotations, where available, and taking into consideration credit risk.

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

18. SUBSEQUENT EVENTS

        On August 7, 2009, our Board of Directors declared a quarterly dividend of $0.10 per share, which is expected to be paid on October 30, 2009 to our stockholders of record as of September 30, 2009.

        We have evaluated subsequent events through the date the financial statements were issued on August 10, 2009, and we do not believe there are any other material subsequent events which would require further disclosure.

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

        We have observed a number of IPO filings by recently formed entities with investment strategies focused on commercial and residential real estate debt markets. As permitted by our management agreement (which contains policies to ensure that potential conflicts of interest are managed appropriately), our Manager has indicated that its parent company may pursue opportunities to sponsor new ventures and raise investment capital to be deployed in the real estate debt sector. Our Board of Directors will continue to exercise oversight of our Manager and our Manager will continue to have the same obligation to manage our portfolio as set forth in our management agreement (which contains policies to ensure that potential conflicts of interest are managed appropriately). Our board of directors is currently considering the potential impact on us if our Manager's parent company pursues such an opportunity and the potential effect, if any, that it could have on the management of our portfolio.

        Given current market conditions and our lack of investable cash, currently, we are unable to take advantage of new investment opportunities. We will, however, continue to manage our portfolio in accordance with our stated objectives of maximizing the cash flow from our investment portfolio and eliminating our short term debt.

        Since we commenced operations in March 2005, we have invested in Agency mortgage-backed securities, non-agency residential mortgage-backed securities, commercial mortgage- backed securities, other commercial mortgage loan products, including whole loans, A Notes, B Notes, mezzanine loans, and investments in funds that invest in whole loans, A Notes, B Notes, and mezzanine loans, and purchased commercial real estate properties. We also have taken positions in various credit default swaps relating to commercial mortgage-backed securities and residential mortgage-backed securities and have entered into interest rate swaps to hedge the basis risk of our floating rate liabilities. We have leveraged our portfolio in order to achieve attractive risk-adjusted returns. We have issued four types of liabilities:

  •
  trust preferred securities;

  •
  CDO liabilities;

  •
  secured mortgage debt; and

  •
  short-term liabilities.

        We completed a private offering of 17,400,000 shares of our common stock in March 2005 in which we raised net proceeds of approximately $405.6 million. We completed our initial public offering of 7,500,000 shares of our common stock in August 2006 in which we raised net proceeds of approximately $158.6 million. Between August 2007 and November 2007, we purchased 299,300 shares of our common stock in open market purchases. As of June 30, 2009, our portfolio was comprised of commercial mortgage-backed securities (CMBS), commercial real estate loan investments, residential mortgage-backed securities (RMBS), operating real estate and other investments of approximately $291.4 million, and have issued debt with carrying value totaling approximately $340.3 million. The resulting GAAP-reported stockholders' deficit of $41.1 million represents a reduction of $605.3 million of the net amounts raised in 2005 and 2006. This reduction in stockholders' equity can be attributed to the following general areas:

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

        We earn revenues and generate cash through our investments. These revenues are, in turn, used to pay the interest and other costs of our financings (including payments due on interest rate hedges), to pay for our overhead costs and to pay the management fee. The net earnings after these payments are used to pay dividends to our stockholders, to further reduce our liabilities or, when we have investable capital, to re-invest into targeted assets. In order to maintain compliance with the REIT regulations, we are required to pay out at least 90% of our taxable income as dividends. Typically there are mismatches between taxable income and GAAP income. Due to realized losses that we have incurred to date and the projected decline in cash flows of some of our assets, we currently expect a portion of our portfolio to generate substantial tax operating losses in 2009 and in future periods. Thus, our net earnings may be in excess of our taxable income for the next several years. This mismatch may permit us to use a certain amount of our net earnings to further reduce our liabilities, rather than pay these net earnings to stockholders as a dividend.

Trends; Current Market Environment; Current Portfolio Considerations

        In July 2007, the commercial real estate finance sector began to show serious signs of liquidity-related distress. This was in addition to the distress that had already begun in the securitized residential products markets. Now, two years into the world-wide financial crisis, commercial real estate credit markets have begun to experience a second layer of stress, as adverse credit events at the underlying loan level have begun to increase, and, in the residential sector, many of the long-awaited losses from the high delinquency levels have percolated through the various structures. The dual factors of diminishing liquidity and increasing incurrence of adverse credit events place a lot of stress on commercial and residential real estate credit investors. The diminished liquidity negatively impacts the market value of the respective investments whereas the adverse credit events negatively impact the prospective cash flow of the respective investments. The U.S. federal government has recently enacted several programs with the intent of stabilizing the financing markets. These programs include the Troubled Assets Relief Program (TARP), the Term Asset-Backed Securities Loan Facility (TALF) and the Public-Private Investment Program (PPIP), among others. While we are cautiously optimistic that the recently enacted governmental programs will have some positive impact on the housing markets and the lending environment, we do not believe that the overall market will stabilize until (a) home prices firm up and the impact of these lower home prices works through the various real estate financing markets, and (b) commercial lending markets become functional and the borrowers in these markets readjust their valuations and expectations to reflect a much less aggressive lending environment.

        Performance for CMBS investors, including us, is highly dependent upon the credit performance of existing securitized portfolios. We expect that loans that do not have near-term maturities that were underwritten with the related secured properties having stabilized cash flow in place will tend to perform better during this difficult period. By contrast, we believe that loans made on transitional, or other value-creating, projects that have near-term maturities will suffer the greatest. The markets will be greatly impacted by these loans with near-term maturities; causing the existing credit spread environment to last until the consequences of these near-term loan maturities are better understood. Through our CMBS portfolio and our commercial real estate loan portfolio, we have exposure to each of these loan types. Our CMBS portfolio, which is comprised solely of fixed rate conduit deals, which generally do not have near-term maturities, will not start to have material maturities in the underlying collateral pools until 2010; however, the delinquency rate for our CMBS portfolio increased dramatically during the second quarter of 2009. If this increase in delinquency persists, our prospective cash flows will be materially lowered.

        As discussed in Note 3 to our consolidated financial statements, "Fair Value Hierarchy", we value our investment securities using current market pricing. The spreads that have been utilized to value our assets are extremely wide from a historical perspective. These spreads are wide due to the market's view of the risks contained within these types of investments within the current market environment. These risks include the market's expectation of increasing delinquencies and losses within residential and commercial mortgage loans, and consequently, in the securitized pools that own these loans. The market's expectation is also that commercial and residential loans originated in the period from 2005 to 2007 will under-perform prior vintages. These market expectations become embodied in the modeling assumptions that are used to value securities such as the RMBS and CMBS that we own. The valuation of these assets is extremely sensitive to these assumptions. Additionally, there are many factors for which there is no relevant comparable data to use in order to help judge that particular factor's impact on future performance. For instance, many of the underlying residential and commercial mortgages originated during the 2005 to 2007 era have very low interest rate coupons. These low coupons may prove to dampen credit losses that otherwise are expected by the market. As these origination vintages age, performance tiering may become evident; meaning that the 2005 vintage may exhibit stronger performance than the 2006 or 2007 vintages. In the current marketplace, there is no evidence of any meaningful tiering among these three vintages. Additionally, the recently enacted governmental programs may have a positive impact on certain sub-prime borrowers and sub-prime loan pools. Conversely, consumer retail weakness, job losses and a weak economy may result in credit losses exceeding the market's expectations. It is the use of these assumptions that causes there to be both upside potential as well as downside risk to the current market value of our assets.

        We believe the following trends may also affect our business:

        Uncertain interest rate environment—The credit market disruption that has persisted since the summer of 2007 continues to have a dramatic effect on the economy. The distress in the financial markets has led to significant changes in Federal Reserve Monetary Policy, in the form of lower rates and through direct financing to primary dealers through the TALF and other programs. However, pressure from a pull back in lending and credit provision still weighs heavily on the consumer and on the residential housing markets. Continued weakness in the residential real estate markets and lending environment is likely to persist, and in general should result in slower U.S. economic growth. Additionally, lower rates have not resulted in dramatically increased prepayment speeds, largely given the constraints around lending, which have even impacted the U.S. government-sponsored entities, such as Fannie Mae and Freddie Mac.

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

        Prepayment rates—Typically, as interest rates fall, prepayment rates on residential mortgages rise. However, given the global credit crisis, this cycle could be different as the decline in housing market activity and home price depreciation could keep prepayment rates low as refinancing becomes less accessible. As noted above, lower rates have not dramatically increased prepayment speeds during the current recession, as more constraints have been placed on lending. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, general economic conditions and the relative interest rates on mortgage loans.

        Liquidity—Managing liquidity has become a priority for our company. Whereas most of our assets, such as the commercial real estate properties and the assets held by our CDOs, have been financed with long-term liabilities, some of our assets are financed on a short-term basis while they are in transition toward longer-term financing solutions. In the current marketplace, however, that long-term financing is not available. These short-term financings are collateralized borrowings under our revolving credit facility. As asset values decline, margin calls from our financing counterparties place demands on our cash and other liquidity sources. This can force us to sell assets and de-leverage the balance sheet, which could negatively impact earnings and negatively impact our ability to make distributions to our stockholders. As of June 30, 2009, we had reduced our exposure to margin calls to $0.3 million on our credit default swaps, and we had unencumbered assets at such date that provided us with $8.5 million of additional borrowing capacity under our secured financing facility.

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

        Structured finance transactions—The dislocations in the sub-prime market have rippled throughout the structured finance markets. Yield spreads on CMBS and prime Non-Agency RMBS widened dramatically since the beginning of 2007, resulting in significant negative market value adjustments to our assets. The issuance of CDOs, which had been a key financing tool for us and for our peers, has come to a halt, cutting off an attractive financing alternative for the foreseeable future.

        For a discussion of additional risks relating to our business see the risk factors included as Exhibit 99.1 to this Form 10-Q, which update the risk factors included in our Annual Report on Form 10-K/A for the year ended December 31, 2008.

Critical Accounting Estimates

        Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. These include fair market value of certain investments, debt obligations and derivative assets and liabilities, amount and timing of credit losses, prepayment assumptions, and other items that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., market values change due to changes in supply and demand, credit performance, prepayments, interest rates, or other reasons; yields change due to changes in credit outlook and loan prepayments) will occur in the near future. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on the experience of Brookfield's, Hyperion Brookfield's and our management, along with their analysis of historical and current market data, in order to arrive at what we believe to be reasonable estimates. See Note 2 to our consolidated financial statements contained elsewhere herein for a complete discussion of our accounting policies. Other than the adoption of FSP FAS 115-2, as defined below, there have been no material changes to our accounting policies in 2009. Our estimates are inherently subjective in nature and actual results could differ from our estimates and differences may be material. We have identified our most critical accounting estimates to be the following:

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

        Our ownership of the subordinated classes of CMBS and RMBS from a single issuer may provide us with the right to control the foreclosure/workout process on the underlying loans, which we refer to as the Controlling Class CMBS and RMBS. Currently, there are certain exceptions to the scope of FIN 46R, one of which provides that an investor that holds a variable interest in a qualifying special-purpose entity ("QSPE") is not required to consolidate that entity unless the investor has the unilateral ability to cause the entity to liquidate. SFAS 140 sets forth the requirements for an entity to qualify as a QSPE. To maintain the QSPE exception, the special-purpose entity must initially meet the QSPE criteria and must continue to satisfy such criteria in subsequent periods. A special-purpose entity's QSPE status can be impacted in future periods by activities undertaken by its transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent that our CMBS or RMBS investments were issued by a special-purpose entity that meets the QSPE requirements, we record those investments at the purchase price paid. To the extent the underlying special-purpose entities do not satisfy the QSPE requirements, we follow the guidance set forth in FIN 46R as the special-purpose entities would be determined to be VIEs.

        We have analyzed the pooling and servicing agreements governing each of our Controlling Class CMBS and RMBS investments and we believe that the terms of those agreements are industry standard and are consistent with the QSPE criteria. We also have evaluated each of our Controlling Class CMBS and RMBS investments for which we own a greater than 50% interest in the subordinated class as if the special-purpose entities that issued such securities are not QSPEs. Using the fair value approach to calculate expected losses or residual returns, we have concluded that we would not be the primary beneficiary of any of the underlying special-purpose entities. Additionally, the standard setters continue to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of VIEs. Future guidance from regulators and standard setters may require us to consolidate the special-purpose entities that issued the CMBS and RMBS in which we have invested as described in the section titled "Variable Interest Entities" in Note 2 to our consolidated financial statements included elsewhere herein. To the extent that there are subsequent changes in the structure of these special-purpose entities (which we believe occur infrequently), we would have to reconsider whether we are the primary beneficiary. If we are deemed to be the primary beneficiary, we would have to consolidate the assets, liabilities and operations of the respective securitization trust. We currently are evaluating the impact that this new guidance will have on our investment portfolio.

        Our maximum exposure to loss as a result of our investment in these special-purpose entities totaled $19.2 million as of June 30, 2009.

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

        The three approaches described within SFAS 157 are consistent with generally accepted valuation methodologies. While all three approaches are not applicable to all assets or liabilities accounted for at fair value, where appropriate and possible, one or more valuation techniques may be used. The selection of the valuation method(s) to apply considers the definition of an exit price and the nature of the asset or liability being valued and significant expertise and judgment is required. For assets and liabilities accounted for at fair value, valuation techniques are generally a combination of the market and income approaches. For the six months ended June 30, 2009, the application of valuation techniques applied to similar assets and liabilities has been consistent.

        During the six months ended June 30, 2009, our assets measured at fair value on a recurring basis reflected as Level 3 decreased largely as a result of principal repayments of CMBS and Non-Agency RMBS totaling $0.4 million and spread widening on our CMBS and Non-Agency RMBS. The significant amount of our investment securities reflected as Level 3 is a result of the reduction of liquidity in the capital markets that resulted in a decrease in the observability of the significant inputs used in determining fair value. Management determined the classification level of each security based upon a review of the pricing source used (non-binding broker quotes, pricing services or fair value determinations by management).

        During the six months ended June 30, 2009, our liabilities measured at fair value on a recurring basis reflected as Level 3 decreased by $31.4 million, as a result of the occurrence of a credit event with respect to the reference obligation underlying one of our CDS on which we sold protection, which required us to make payments on that CDS, and spread tightening on and repayments of principal of our collateralized debt obligations. The significant amount of our collateralized debt obligations reflected as Level 3 is a result of the reduction of liquidity in the capital markets that resulted in a decrease in the observability of the significant inputs used in determining fair value.

        The following table summarizes the sources from which fair value was determined on our assets and liabilities measured at fair value on a recurring basis that were classified as Level 3 as of June 30, 2009.

	Investment Securities	%	Derivative Liabilities	%	Collateralized Debt Obligations	%
	($ in millions)
Non-binding quote(s) from dealers in securities	$17.7	30.9%	$30.8	100.0%	$40.5	100.0%
Independent pricing service	39.2	68.4%	—	0.0%	—	0.0%
Fair Value determinations by management	0.4	0.7%	—	0.0%	—	0.0%

Total	$57.3	100.0%	$30.8	100.0%	$40.5	100.0%

  Other-Than-Temporary Impairments

        When the fair value of an available-for-sale security is less than its amortized cost for an extended period, we consider whether there is an other-than-temporary impairment in the value of the security in accordance with Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ("FSP FAS 115-2"), Emerging Issues Task Force No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets ("EITF 99-20") and FASB Position No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 ("FSP EITF 99-20-1"). An impairment that is an "other-than-temporary impairment" is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the investment's remaining life. Under the guidance of FSP FAS 115-2, should an other-than-temporary impairment be deemed to have occurred, the total other-than-temporary impairment is bifurcated into (i) the amount related to credit losses, and (ii) the amount related to all other factors. The portion of the other-than-temporary impairment related to credit losses is calculated by comparing the amortized cost of the security to the present value of cash flows expected to be collected, discounted at the security's current yield, and is recognized through earnings on the consolidated statement of operations. The portion of the other-than-temporary impairment related to all other factors is recognized as a component of other comprehensive income (loss) on the consolidated balance sheet. Other-than-temporary impairments result in reducing the security's carrying value to its fair value, which creates a new carrying value for the investment. We compute a revised yield based on the future estimated cash flows as described in "—Revenue Recognition" above. Significant judgments are required in determining impairment, which include making assumptions regarding the estimated prepayments, loss assumptions and the changes in interest rates that are based on current market conditions.

        Quarterly, we reevaluate our securities portfolio to determine if there has been an other-than-temporary impairment based upon expected future cash flows. As a result of this evaluation, under the guidance of EITF 99-20, we believe that there has been an adverse change in expected cash flows for the securities in our portfolio and, therefore, recognized an aggregate gross other-than-temporary impairment of $43.1 million as of June 30, 2009. Of this total other-than-temporary impairment, $20.1 million is related to credit losses, as defined under FSP FAS 115-2, and has been recorded through earnings, and $23.0 million is related to other factors, and has been recorded as a component of other comprehensive income on our consolidated balance sheet with no impact on earnings.

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

        At June 30, 2009, we were a party to two interest rate swaps with a notional par value of approximately $282.9 million; the fair value of our net liability relating to interest rate swaps was approximately $20.7 million, which is included in our derivative assets and derivative liabilities, and we had accrued interest payable of approximately $0.4 million on our interest rate swaps at such date. We entered into these interest rate swaps to seek to mitigate our interest rate risk for the specified future time period, which is defined as the term of the swap contracts. Based upon the market value of these interest rate swap contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts.

        As of June 30, 2009 and December 31, 2008, respectively, we had one and two credit default swaps ("CDS") with notional par values (our maximum exposure to loss) of $10.0 million and $20.0 million that are reflected on our balance sheet as a derivative liability at their fair value of approximately $9.7 million and $19.1 million, respectively. The fair value of the CDS depends on a number of factors, primarily premium levels, which are dependent on interest rate spreads. The CDS contracts are valued either by an independent third party pricing service or by using internally developed and tested market-standard pricing models that calculate the net present value of differences between future premiums on currently quoted market CDS and the contractual future premiums on our CDS contracts.

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

        Our policy for interest and penalties on material uncertain tax positions recognized in our consolidated financial statements is to classify these as interest expense and operating expense, respectively. However, in accordance with Financial Interpretation Number 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), we assessed our tax positions for all open tax years (Federal, years 2005 through 2008 and State, years 2005 through 2008) as of June 30, 2009 and concluded that we have no material FIN 48 liabilities to be recognized at this time.

Financial Condition

  Assets

        Our current portfolio consists of commercial mortgage-backed securities, residential mortgage-backed securities, commercial real estate loan investments, credit default swaps and operating real estate. All of our assets at June 30, 2009 were acquired with the net proceeds of approximately $405.6 million from our March 2005 private offering of 17,400,000 shares of our common stock, the net proceeds of approximately $158.6 million from our August 2006 initial public offering of 7,500,000 shares of our common stock, the net proceeds of approximately $48.6 million from our March 2007 issuance of trust preferred securities and our use of leverage.

  Mortgage-Backed Securities

        Our commercial mortgage-backed securities and residential mortgage-backed securities comprise 100% of our investment securities portfolio. We own these securities either directly on our balance sheet or in one of our two CDOs. We own the equity of each of the CDOs and it is through this equity investment that we participate in the investment performance of the portion of the investment securities portfolio that is owned by the CDOs. The commercial mortgage-backed securities and residential mortgage-backed securities segment of our portfolio at June 30, 2009 is summarized below:

	CMBS	RMBS
	(In thousands)
Amortized cost	$262,284	$31,551
Unrealized losses	(211,987)	(24,595)

Fair value	$50,297	$6,956

        As of June 30, 2009, the CMBS and RMBS in our portfolio purchased at a net premium or discount relative to their par value and our portfolio had a weighted average amortized cost of 32.0% and 15.0% of face amount, respectively. The CMBS and RMBS were valued below par at June 30, 2009 because we invested in lower-rated bonds in the credit structure.

        Our MBS holdings were as follows at June 30, 2009 ($ in millions):

	Outstanding Face Amount at June 30, 2009	Amortized Cost Basis Before Impairments/ Adjustments(1)
						Weighted Average
			Fair Value at June 30, 2009	Number of Securities(2)	Number of Trusts(3)
						Rating(4)	Coupon	Yield(5)	WAL(6)
CMBS	$819.5	$262.3	$50.3	133	43	CCC+	5.21%	100.35	5.74
Non-Agency RMBS-Prime	143.5	22.0	4.8	73	36	CC+	4.17	295.60	4.66
Non-Agency RMBS-Sub Prime	67.4	9.5	2.2	30	19	CCC-	2.82	307.51	4.06
Preferred Stock	4.9	—	—	2	2	—	—	—	—

Total	$1,035.3	$293.8	$57.3	238	100

REIT ONLY (non-CDOs)
CMBS	$295.7	$55.7	$11.7	46	20	CC+	5.10%	160.70	5.04
Non-Agency RMBS-Prime	65.4	7.8	2.1	42	28	CC+	5.24	333.47	2.83
Non-Agency RMBS-Sub Prime	24.9	5.6	1.3	15	11	CCC	3.14	311.73	4.22
Preferred Stock	4.9	—	—	2	2	—	—	—	—

Total	$390.9	$69.1	$15.1	105	61

CDOs ONLY
CMBS	$523.8	$206.6	$38.6	94	33	B-	5.26%	81.97	5.95
Non-Agency RMBS-Prime	78.1	14.2	2.7	31	21	CC+	3.28	267.12	6.04
Non-Agency RMBS-Sub Prime	42.5	3.9	0.9	16	9	CC+	2.63	301.57	3.83

Total	$644.4	$224.7	$42.2	141	63

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

        The table below summarizes the credit ratings of our MBS investments at June 30, 2009:

	CMBS	Prime RMBS	Subprime RMBS	Total
	(In thousands)
AAA	$—	$—	$—	$—
AA	—	—	—	—
A	—	—	—	—
BBB	11,316	—	731	12,047
BB	8,157	56	326	8,539
B	11,949	311	83	12,343
Below B	18,875	4,401	1,048	24,324

Total	$50,297	$4,768	$2,188	$57,253

        Actual maturities of MBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The stated contractual final maturity of the mortgage loans underlying our portfolio of MBS ranges up to 28 years, but the expected maturity is subject to change based on the prepayments of the underlying loans. As of June 30, 2009, the average final contractual maturity of the mortgage portfolio was 2037.

        The constant prepayment rate, or CPR, attempts to predict the percentage of principal that will be prepaid over the next 12 months based on historical principal paydowns. As interest rates rise, the rate of refinancings typically declines, which we believe may result in lower rates of prepayment and, as a result, a lower portfolio CPR.

        The following table summarizes our CMBS and RMBS according to their estimated weighted average life classifications as of June 30, 2009:

	CMBS		RMBS
Weighted Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Less than one year	$—	$—	$323	$2,839
Greater than one year and less than five years	640	2,592	1,743	7,118
Greater than five years	49,657	259,692	4,890	21,594

Total	$50,297	$262,284	$6,956	$31,551

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

  Commercial Mortgage-Backed Securities

        Our CMBS portfolio consists of CMBS that we own outside of our CDOs and CMBS that are owned by our CDOs. We directly own approximately $11.7 million in fair value of CMBS. These securities have a weighted average rating of CC+, are priced at a weighted average price to par of

4.0%, and are projected to yield 160.7% of their current fair value on a loss-adjusted basis. Approximately 81.4% of the CMBS that we own directly is part of a portfolio that we refer to as the "CMBS Primary Asset." The CMBS Primary Asset is a sub-portfolio that consists of our holdings in 11 CMBS securitizations in which we, either directly or through our CDOs, own a portion of the first loss tranche. The CMBS Primary Asset is further illustrated below.

        Within our two CDOs, we own approximately $38.6 million in fair value of CMBS. These securities have a weighted average rating of B-, are priced at a weighted average price to par of 7.4%, and are projected to yield 81.97% of their current fair value on a loss-adjusted basis. However, the receipt of cash flows from this portion of our CMBS portfolio is governed by the waterfalls within the respective CDO indentures, which are further described below. Approximately 57.8% of the CMBS that we own within our two CDOs are part of the CMBS Primary Asset.

Class Type	Directly Owned(1)	Owned by Our CDOs	Total	Average Rating
	(In thousands)
Primary Asset	$9,554	$22,275	$31,829	CCC
Non-Primary Asset	2,188	16,280	18,468	BB

Total / Weighted Average	$11,742	$38,555	$50,297	CCC+

(1)
Either by us directly or by one of our non-CDO subsidiaries.

  CMBS Primary Asset

        The following table sets forth some relevant characteristics of our CMBS Primary Asset.

Deal Name	Number of Tranches	Size of Securitization	Detachment Point(1)	Original Face Amount of Holdings	Outstanding Face Amount at June 30, 2009	Fair Value at June 30, 2009	Rating Range	Current Delinquency	Cumulative Losses to Date(2)	Weighted Average Coupon
	($ in thousands)
BACM 2006-2	7	$2,644,928	3.32%	$32,330	$32,330	$1,585	BB+ – NR	2.15%	$—	5.48%
BACM 2007-2	7	3,153,911	3.14	35,330	35,330	1,106	BB+ – NR	3.74	—	5.37
BSCMS 2005-PWR9	9	2,067,402	5.47	83,001	83,001	7,832	BBB – NR	0.51	—	4.82
BSCMS 2006-PW13	8	2,844,904	4.22	55,816	55,816	3,645	BBB- – NR	2.32	—	5.46
COMM 2007-C9	7	3,051,390	3.84	50,658	50,658	2,110	BB+ – NR	1.18	—	5.24
CSMC 2006-C1	8	2,916,757	4.26	82,833	82,833	4,898	BBB- – NR	2.47	—	5.32
CSMC 2006-C4	8	4,236,190	4.16	77,931	77,931	2,102	BBB- – NR	6.77	—	5.61
GMACC 2005-C1	7	2,059,185	3.10	53,928	46,398	3,344	BB+ – NR	3.58	7,530	4.48
WBCMT 2005-C18	8	1,339,162	5.51	39,196	39,196	1,944	BBB – NR	0.78	—	4.75
WBCMT 2006-C29	7	3,365,036	2.63	32,600	32,600	1,522	BB+ – NR	4.11	—	5.07
WBCMT 2007-C31	9	5,817,123	3.27	42,503	42,503	1,741	BB+ – NR	4.98	—	5.13

Total / Weighted Average	85	$33,495,987	3.74%	$586,126	$578,596	$31,829	BBB – NR	3.46%	$7,530	5.17%

(1)
A deal's detachment point is the senior limit to our credit exposure within that securitization.

(2)
Actual losses based on securities we own.

        The following table sets forth some relevant characteristics of our CMBS portfolio by vintage.

	Vintage
					Total/ Weighted Average
CMBS Characteristics as of June 30, 2009	2002	2005	2006	2007
	($ in millions)
Weighted Average Rating	B	B-	CCC+	CC+	CCC+
Number of Securities	3	39	60	31	133
Original Face Amount	$2.8	$295.6	$367.9	$160.7	$827.0
Outstanding Face Amount	$2.8	$288.1	$367.9	$160.7	$819.5
Amortized Cost Basis	$2.6	$97.5	$120.4	$41.8	$262.3
Fair Value	$0.6	$23.5	$19.9	$6.3	$50.3
Percentage of Total Fair Value(1)	1.19%	46.72%	39.56%	12.52%	100.00%
Coupon	4.94%	4.90%	5.48%	5.14%	5.21%
Market Yield(2)	62.68%	62.62%	126.97%	160.11%	100.35%
Expected Principal Return(3)	100.00%	25.96%	22.11%	16.60%	22.65%
WAL(4)	3.38	5.52	6.06	5.76	5.74
Principal Subordination(5)	3.65%	2.26%	1.74%	1.45%	1.88%
Delinquency Rate 60+(6)	1.54%	2.73%	2.91%	2.05%	2.67%
Collateral Cumulative Losses to Date	0.00%	0.06%	0.01%	0.00%	0.03%
Cumulative Losses to Date(7)	0.00%	2.23%	0.00%	0.00%	0.90%

(1)
The proportion of our CMBS portfolio comprised of the respective vintage; based on fair value of our CMBS portfolio as of June 30, 2009.

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

  Residential Mortgage-Backed Securities

        Our RMBS portfolio consists of RMBS that we own outside of our CDOs and RMBS that are owned by one of our CDOs. We directly own approximately $3.4 million in fair value of RMBS, which consists of $2.1 million of prime RMBS and $1.3 million of sub-prime RMBS. The prime bonds have a weighted average rating of CC+, are priced at a weighted average price to par of 3.2% and are projected to yield 333.5% of their current fair value on a loss-adjusted basis. The sub-prime bonds have a weighted average rating of CCC, are priced at a weighted average price to par of 5.2% and are projected to yield 311.7% of their current fair value on a loss-adjusted basis.

        Within our two CDOs, we own approximately $3.6 million in value of RMBS, which consists of $2.7 million of prime RMBS and $0.9 million of sub-prime RMBS. The prime bonds have a weighted average rating of CC+, are priced at a weighted average price to par of 3.5%, and are projected to yield 267.1% of their current fair value on a loss-adjusted basis. The sub-prime bonds have a weighted average rating of CC+, are priced at a weighted average price to par of 2.1%, and are projected to yield 301.6% of their current fair value on a loss-adjusted basis. However, the receipt of cash flows from this portion of our RMBS portfolio is governed by the waterfalls within the respective CDO indentures, which are further described below.

        The following table sets forth some relevant characteristics of our prime RMBS portfolio by vintage.

	Vintage
						Total/ Weighted Average
Prime RMBS Characteristics as of June 30, 2009	2003	2004	2005	2006	2007
	($ in millions)
Weighted Average Rating	CCC-	CC+	CC+	C	C-	CC+
Number of Securities	4	10	49	3	7	73
Outstanding Face Amount	$3.2	$12.5	$112.5	$3.8	$11.5	$143.5
Amortized Cost Basis	$1.6	$1.7	$17.5	$0.5	$0.7	$22.0
Fair Value	$0.5	$0.6	$3.4	$0.1	$0.2	$4.8
Percentage of Total Fair Value(1)	10.42%	12.50%	70.83%	2.08%	4.17%	100.0%
Coupon	1.33%	3.36%	3.91%	7.97%	6.00%	4.17%
Market Yield(2)	52.07%	102.42%	341.57%	425.70%	511.24%	295.60%
Expected Principal Return(3)	69.41%	18.14%	11.72%	1.17%	0.08%	12.35%
WAL(4)	11.23	4.61	4.09	1.70	1.57	4.66
Principal Subordination(5)	0.13%	0.89%	0.64%	0.68%	0.11%	0.61%
Collateral Factor(6)	52.91%	28.41%	46.31%	62.50%	82.53%	48.23%
Bond Factor(7)	86.08%	66.34%	81.27%	96.38%	96.05%	81.66%
One Month CPR(8)	24.48	17.68	14.06	30.94	17.40	15.32
Delinquency Rate 60+(9)	0.52%	14.78%	12.71%	3.26%	4.75%	11.73%
Collateral Cumulative Losses to Date	0.02%	0.50%	0.39%	0.17%	0.19%	0.37%
Cumulative Losses to Date(10)	5.97%	6.52%	5.85%	0.00%	39.38%	7.07%

(1)
The proportion of our prime RMBS portfolio comprised of the respective vintage; based on fair value of our prime RMBS portfolio as of June 30, 2009.

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

        The following table sets forth some relevant characteristics of our sub-prime RMBS portfolio by vintage.

	Vintage
				Total/ Weighted Average
Sub-prime RMBS Characteristics as of June 30, 2009	2005	2006	2007
	($ in millions)
Weighted Average Rating	CCC-	B+	NR	CCC-
Number of Securities	20	8	2	30
Outstanding Face Amount	$49.3	$9.0	$9.1	$67.4
Amortized Cost Basis	$5.3	$3.6	$0.6	$9.5
Fair Value	$1.3	$0.5	$0.4	$2.2
Percentage of Total Fair Value(1)	59.09%	22.73%	18.18%	100.0%
Coupon	3.02%	1.80%	2.76%	2.82%
Market Yield(2)	242.63%	111.72%	743.20%	307.51%
Expected Principal Return(3)	8.58%	48.51%	0.00%	12.71%
WAL(4)	4.27	6.62	0.37	4.06
Principal Subordination(5)	4.95%	4.32%	1.16%	4.35%
Current Overcollateralization	0.62%	1.81%	0.00%	0.70%
Excess Spread(6)	0.48%	0.47%	0.21%	0.44%
Collateral Factor(7)	22.63%	42.84%	75.04%	32.41%
Bond Factor(8)	71.08%	88.68%	100.00%	77.33%
One Month CPR(9)	17.20	15.95	20.28	17.45
Delinquency Rate 60+(10)	33.06%	23.37%	30.61%	31.44%
Collateral Cumulative Losses to Date	5.08%	5.58%	8.17%	5.56%
Cumulative Losses to Date(11)	9.55%	39.32%	0.00%	24.23%

(1)
The proportion of our sub-prime RMBS portfolio comprised of the respective vintage; based on fair value of our sub-prime RMBS portfolio as of June 30, 2009.

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

  Equity Securities

        Our investment policies allow us to acquire equity securities, including common and preferred shares issued by other real estate investment trusts. At June 30, 2009, we held two investments in equity securities, each with a fair value of $0. These investment securities are classified as available for sale and thus carried at fair value on our balance sheet with changes in fair value recognized in accumulated other comprehensive income until realized or determined to be other-than-temporarily impaired.

  Changes in Carrying Value of Investment Securities

        The following sets forth information regarding the changes in the carrying value of our investment securities during the six months ended June 30, 2009:

		Activity During Six Months Ended June 30, 2009
	December 31, 2008 Estimated Fair Value						June 30, 2009 Estimated Fair Value
Security Description		Sales	Principal Paydowns/ Write-offs	Discount/ (Premium) Amortization	Impairments	Mark-to- Market Adjustments
	(In millions)
CMBS	$58.1	$—	$—	$(2.3)	$(12.7)	$7.2	$50.3
Non-Agency RMBS	14.8	—	(2.5)	(1.2)	(7.4)	3.3	7.0
Preferred stock	0.0	—	—	—	—	—	—

Total	$72.9	$—	$(2.5)	$(3.5)	$(20.1)	$10.5	$57.3

        The following sets forth information regarding the changes in the carrying value of our investment securities during the six months ended June 30, 2008:

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

  Commercial Real Estate Loan Products

        At June 30, 2009, our commercial real estate loan investments are reported as held for investment (carried at amortized cost) and held for sale (carried at fair value). Real estate loans that are held for investment are periodically reviewed for impairment. As of June 30, 2009, we reported loans held for sale totaling $5.1 million and loans held for investment totaling $2.5 million. As of June 30, 2009, we had a loan loss reserve on one of our commercial real estate loans of $14.6 million and we had a valuation allowance of $6.4 million on our mezzanine loan held for investment at such date. Our commercial real estate loan investments as of June 30, 2009 are summarized below:

  Mezzanine Loans, Construction Loans and Whole Loans

	Mezzanine Loans(1)		Construction Loans(2)			Whole Loans		Total/ Weighted Average
	Fixed Rate	Floating Rate	Fixed Rate		Floating Rate	Fixed Rate	Floating Rate	Fixed Rate		Floating Rate
	(In millions)
Outstanding Face Amount	$17.4	$—	$14.6		$—	$—	$2.5	$32.0		$2.5
Carrying Value	5.1	—	—		—	—	2.5	5.1		2.5
Amortized Cost	17.4	—	14.6		—	—	2.5	32.0		2.5
Fair Value	5.1	—	—		—	—	1.9	5.1		1.9
Number of Loans	2	—	1		—	—	1	3		1
Number of loans that are delinquent	1	—	1		—	—	—	2		—
Weighted average interest rate	10.12%	—%	16.00%	(3)	—%	—%	n/a	10.12%	(4)	n/a
Weighted average spread over LIBOR	n/a	—%	n/a		—%	—%	3.25%	n/a		3.25%

(1)
Mezzanine loans amount excludes $6.4 million of valuation allowance on a mezzanine loan held for sale.

(2)
Construction loans amount excludes $14.6 million of loan loss allowance.

(3)
This construction loan has been placed on non-accrual status.

(4)
Excludes 16.00% fixed rate for the construction loan on non-accrual.

        As of June 30, 2009, we have the intent and ability to sell in the near future one of our mezzanine loans with a carrying value of $5.1 million. We did not record any valuation allowance during the six months ended June 30, 2009 on this mezzanine loan.

  Operating Real Estate

        At June 30, 2009, our commercial real estate portfolio is reported at cost of approximately $225.0 million, net of accumulated depreciation of approximately $14.5 million. The commercial real estate portfolio consists of three high-quality office buildings that are 100% leased on a triple-net basis to JPMorgan Chase. The buildings are financed with long-term fixed-rate mortgage loans.

        The tables below summarize our commercial real estate investments at June 30, 2009, all of which were office properties:

Total
(In millions)
Land	$17.4
Buildings and improvements	222.1

Commercial real estate, at cost	$239.5
Accumulated depreciation	(14.5)

Commercial real estate, net of depreciation	$225.0

Location	Tenant	Year of Lease Expiry	Total Area	Book Value per sq. ft.	Book Value(1)	Mortgage Debt	Net Book Equity
			(000s sq. ft.)	($ in millions)
Houston, Texas	JPMorgan Chase	2021	428.6	$0.14	$59.4	$53.4	$6.0
Arlington, Texas	JPMorgan Chase	2027	171.5	0.12	21.2	20.9	0.3
Phoenix, Arizona	JPMorgan Chase	2021	724.0	0.20	147.6	145.1	2.5

Total			1,324.1	$0.17	$228.2	$219.4	$8.8

(1)
Book value includes intangible assets and intangible liabilities, but excludes rent-enhancement and straight-line rent receivables.

        During the six months ended June 30, 2009, we received $1.9 million in net cash receipts pursuant to our ownership of our commercial real estate portfolio, as illustrated below:

Six months ended June 30, 2009
(In millions)
Rental revenue	$5.7
Rent enhancement	1.6
Parking garage revenue, net	1.1
Mortgage interest expense	(6.2)
Real estate tax	(0.2)
Miscellaneous expenses	(0.1)

Net cash receipts	$1.9

  Rent Enhancement Receivable, Related Party

        At June 30, 2009, we had rent enhancement receivables from related parties totaling $12.6 million. The rent enhancements were negotiated as part of our purchase of our commercial real estate properties and reflect the below-market nature of the leases on those properties at the time we purchased them.

  Interest Receivable

        At June 30, 2009, we had interest receivable of approximately $4.0 million relating to our MBS investments.

  Credit Default Swaps, Hedging Instruments and Other Derivative Activities

  Credit Default Swaps

        As of June 30, 2009, we had engaged in credit default swaps, or CDS, which are accounted for as derivatives. CDS are derivative securities that attempt to replicate the credit risk involved with owning a particular unrelated third party security, which we refer to as a reference obligation. We enter into CDS on three types of securities: RMBS, CMBS and the CMBX and ABX indices. Investing in assets through CDS subjects us to additional risks. When we enter into a CDS with respect to an asset, we do not have any legal or beneficial interest in the reference obligation but have only a contractual relationship with the counterparty, typically a broker-dealer or other financial institution, and do not have the benefit of any collateral or other security or remedies that would be available to holders of the reference obligation or the right to receive information regarding the underlying obligors or issuers of the reference obligation. In addition, in the event of insolvency of a CDS counterparty, we would be treated as a general creditor of the counterparty to the extent the counterparty does not post collateral and, therefore, we may be subject to significant counterparty credit risk. As of June 30, 2009, we were party to CDS with one counterparty. CDS are relatively new instruments, the terms of which may contain ambiguous provisions that are subject to interpretation, with consequences that could be adverse to us.

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

        For some CDS, upon the occurrence of a credit event with respect to a reference obligation, the buyer of protection may have the option to deliver the reference obligation to the seller of protection in part or in whole at par or to elect cash settlement. In this event, should the buyer of protection elect cash settlement for a credit event that has occurred, it will trigger a payment, the amount of which is based on the proportional amount of failure or write-down. In the case of a distressed ratings downgrade, the buyer of protection must deliver the reference obligation to the seller of protection, and there is no cash settlement option. In most cases, however, the CDS is a pay as you go CDS, in which case, at the point a write-down or an interest shortfall occurs, the protection seller pays the protection buyer a cash amount, and the contract remains outstanding until such time as the reference obligation has a factor of zero. In most of these instances, it will create a loss for the protection seller.

        As of June 30, 2009, we were a party to one CDS as a protection seller with a maturity of June 2035 with a notional par amount (maximum exposure to loss) of $10.0 million. At June 30, 2009, the fair value of our net liability relating to credit default swap contracts was $9.7 million, compared to a net liability of $19.1 million at December 31, 2008, primarily as a result of the occurrence of a credit event on the reference obligation underlying one of our CDS on which we sold protection, which required us to make payments on that CDS in the amount of $10 million during the six months ended June 30, 2009. As of June 30, 2009, we had approximately $10.5 million of margin cash posted as collateral on $10.0 million of notional CDS and we were subject to additional potential margin calls totaling $0.3 million.

  Interest Rate Swaps

        As of June 30, 2009, we had engaged in interest rate swaps as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for a specified future time period, which is the term of the swap contract. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, a series of payments calculated by applying a fixed rate of interest to a notional amount of principal is exchanged for a stream of payments similarly calculated but using a floating rate of interest. This is a fixed-floating interest rate swap. We hedge our floating rate debt by entering into fixed-floating interest rate swap agreements whereby we swap the floating rate of interest on the liability we are hedging for a fixed rate of interest. An interest rate swap forward is an interest rate swap based on an interest rate to be set at an agreed future date. As of June 30, 2009, we were a party to interest rate swaps with maturities ranging from December 2013 to June 2018 with a notional par amount of approximately $282.9 million. Under the swap agreements in place at June 30, 2009, we receive interest at rates that reset periodically, generally every three months, and pay a rate fixed at the initiation of and for the life of the swap agreements.

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

        To comply with the provisions of SFAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral posting, thresholds, mutual puts and guarantees. For the six months ended June 30, 2009, we recorded $8.7 million into earnings as a gain, which is reflected in realized and unrealized gain (loss) on derivatives on our consolidated statement of operations, relating to our nonperformance risk, and for the three months ended June 30, 2009, we recorded $5.8 million into earnings as a loss, which is reflected in realized and unrealized gain (loss) on derivatives on our consolidated statement of operations, relating to our nonperformance risk.

        The current market value of interest rate swaps is heavily dependent on the current market fixed rate, the credit value adjustment for non-performance by our counterparties, the credit value adjustment for our non-performance, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates. As expectations of future floating rates change, the market value of interest rate swaps changes. Based on the daily market value of those interest rate swaps and interest rate swap forward contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the maturity of the contracts. At June 30, 2009, the net realized and unrealized loss on interest rate swap contracts recorded in accumulated other comprehensive loss was $9.8 million due to an increase in prevailing market interest rates, and the fair value of our liability relating to those swaps was $20.7 million.

        There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates. We generally intend to hedge as much of the interest rate risk as our Manager determines is in the best interests of our stockholders, after considering the cost of such hedging transactions and our desire to maintain our status as a REIT. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that our Manager is required to hedge.

  Liabilities

        Our liabilities as of June 30, 2009 consist of $7.4 million of accounts payable, accrued expenses and interest and dividends payable, $31.2 million of derivative liabilities, $69.5 million of intangible liabilities and $340.4 million in long-term liabilities that are matched to the assets that the liabilities finance. Of our long-term liabilities, $28.9 million represents borrowings under our secured revolving funding line and $40.5 million is the fair value of the rated notes that were issued in conjunction with our two CDOs. The remainder of the $271.0 million of our long-term liabilities consists of $219.4 million of mortgages payable used to finance our commercial real estate properties and

$51.6 million of junior subordinated notes issued to a trust that sold trust preferred securities. During 2009, we reduced the amount of our liabilities, as illustrated in the following table:

		Activity During 2009
Type of Liability	Balance as of December 31, 2008	Net Paydowns	Mark-to- Market Adjustments	Balance as of June 30, 2009
	(In millions)
Collateralized debt obligations	$45.4	$(2.4)	$(2.5)	$40.5
Junior subordinated notes	51.6	—	—	51.6
Mortgages payable	219.4	—	—	219.4
Secured revolving credit facility, related party	32.9	(4.0)	—	28.9

Total	$349.3	$(6.4)	$(2.5)	$340.4

        We previously have entered into repurchase agreements to finance some of our purchases of investment securities and real estate loans. Borrowings under these agreements were secured by our investment securities and real estate loans and bore interest rates that have historically moved in close relationship to LIBOR. As of June 30, 2009, we were not utilizing any of those arrangements, we had no outstanding obligations under repurchase agreements and all collateral pledged against repurchase borrowings had been returned to us.

        At June 30, 2009, we had $51.6 million of junior subordinated notes outstanding. The junior subordinated notes are the sole assets owned by our subsidiary trust, Crystal River Preferred Trust I, and mature in April 2037. We have the right to redeem these notes at par on or after April 2012. Interest is payable quarterly at a fixed rate of 7.68% (ten-year LIBOR plus 2.75%) through April 2012 and thereafter at a floating rate equal to three-month LIBOR plus 2.75%.

        At June 30, 2009, we had $219.4 million of mortgage loans outstanding with a weighted-average borrowing rate of 5.58% that are secured by our commercial properties located in Houston, Texas; Phoenix, Arizona; and Arlington, Texas.

        At June 30, 2009, we had $28.9 million of borrowings outstanding under our secured revolving credit facility with an affiliate of our Manager. After giving effect to a February 2009 amendment, the credit facility provides for borrowings of up to $50.0 million in the aggregate and expires in May 2010. The secured facility bears interest at LIBOR + 2.50%. At June 30, 2009, we had pledged $29.1 million of assets as collateral under this facility.

  CDO Liabilities

        We have issued two CDOs. Our first CDO, which we refer to as CDO I, closed in 2005, and our second CDO, which refer to as CDO II, was priced in late 2006 and closed in early 2007. For each CDO, we sold a certain amount of senior notes, as illustrated in the table below, to third party investors and retained all of the junior notes. For CDO I, we retained approximately $146.5 million par amount of junior securities (representing the Class E notes through the equity), and for CDO II, we retained approximately $65.5 million par amount of junior securities (representing the Class J notes through the equity). The notes issued by each of the CDOs are governed by an indenture, which is administered by a trustee. The indentures each prescribe a "cash flow waterfall" that dictates how the receipt of principal and interest received from the underlying collateral securing the notes is allocated to the various classes of issued notes, including the junior notes that we own. Generally speaking, our rights to cash flows pursuant to these waterfalls are subordinate in right to the senior classes. Additionally, CDO I has additional protections for the benefit of the holders of the senior notes, which require that the underlying pool of securities comprising the collateral be in compliance with various performance criteria, commonly referred to as "performance triggers," or simply "Triggers". If the underlying collateral in CDO I is in compliance with the Triggers, then the cash flow waterfalls are unaffected; if the underlying collateral in CDO I is out of compliance with the Triggers, then cash flow to certain junior notes is diverted to accelerate the amortization of the senior notes, until such time as the underlying collateral in CDO I is back in compliance with the Triggers. The Triggers for CDO I are illustrated in the chart below. CDO II does not contain any Triggers, but it does have a traditional waterfall, which includes, among other things, utilizing all payments received in respect of "defaulted securities" to amortize the senior-most CDO liabilities.

        Beginning in June 2008, CDO I began to fail certain over-collateralization triggers. During this period of failure, all notes subordinate to the most senior class with a relevant trigger failure will not receive their quarterly interest payments. The money that otherwise would be paid to those classes is used instead to pay down the principal balance of the senior-most outstanding notes. During the six months ended June 30, 2009, we received $0 in cash receipts pursuant to our ownership of the Class E notes through the equity of CDO I and $0.5 million was diverted to amortize senior notes issued by CDO I, as illustrated below:

CDO I	Original Par Value	Cash Interest Received	Cash Diverted to Amortize Senior Notes
	(in millions)
Class E Notes	$23.3	$—	$0.4
Class F Notes	25.3	—	0.1
Class G Notes	10.8	—	—
Class H Notes	4.8	—	—
Equity	n/a	—	—

Total		$—	$0.5

        During the six months ended June 30, 2009, we received $2.5 million in cash receipts pursuant to our ownership of the Class J notes through the equity of CDO II, as illustrated below, and $0.7 million was diverted to amortize senior notes issued by CDO II:

CDO II	Original Par Value	Cash Interest Received	Cash Diverted to Amortize Senior Notes
	(in millions)
Class J Notes	$10.1	$0.4	$—
Class K Notes	9.8	0.4	—
Equity	n/a	1.7	0.7

Total		$2.5	$0.7

        A summary of the terms of our two CDOs as of June 30, 2009 is set forth below:

($ in thousands)	CDO I	CDO II	Total
Balance Sheet
Assets
Face Amount	$253,980	$390,464	$644,444
Amortized Cost Basis	41,805	182,928	224,733
Fair Value	12,910	29,275	42,185
Debt(1)
Face Amount	135,484	324,143	459,627
Fair Value	12,042	28,496	40,538

Equity	$868	$779	$1,647

Collateral Composition(2)		Average Rating		Average Rating		Average Rating
CMBS	$133,350	CCC	$390,464	B-	$523,814	CCC+
Prime MBS	78,146	CC+	—		78,146	CC+
Sub-Prime MBS	42,484	CCC-	—		42,484	CCC-
Cash	865		1,016		1,881

Total	$254,845		$391,480		$646,325

(1)
Excludes the non-investment grade notes and preference shares that we retained.

(2)
Collateral composition amounts are based on par value, which is the metric used to calculate whether the Triggers pass or fail.

	CDO I	CDO II
CDO Overview:
Effective Date	Nov-05	Jan-07
End of Collateral Replacement Period	Dec-08	n/a
Optional Call Date(1)	Jan-09	n/a
Auction Call Date	Dec-13	n/a
Avg. Debt Spread (bps)(2)	58	57
CDO Cash Flow Triggers:
Over Collateralization
Class A/B/C/D
Issue Date	165.88%	n/a
Current	63.58%	n/a
Trigger	153.56%	n/a
Class E
Issue Date	150.42%	n/a
Current	53.92%	n/a
Trigger	142.15%	n/a
Class F
Issue Date	134.87%	n/a
Current	46.21%	n/a
Trigger	128.59%	n/a
Interest Coverage
Class A/B/C/D
Current	80.37%	n/a
Trigger	164.06%	n/a
Class E
Current	63.05%	n/a
Trigger	142.15%	n/a
Class F
Current	47.55%	n/a
Trigger	119.09%	n/a

(1)
In certain circumstances, the CDO issuer has the ability to call the CDO notes, commencing in January 2009.

(2)
Weighted average spread over LIBOR on the investment grade notes that we did not retain.

  Stockholders' Deficit

        Stockholders' deficit at June 30, 2009 was approximately $41.1 million and included $54.5 million of net unrealized holdings gains on available-for-sale securities and $9.8 million of net unrealized and realized losses on interest rate agreements accounted for as cash flow hedges presented as a component of accumulated other comprehensive income (loss).

Results of Operations For the Six Months Ended June 30, 2009 compared to the Six Months Ended June 30, 2008

  Summary

        Our net loss for the six months ended June 30, 2009 was $16.5 million, or $0.65 per weighted average basic and diluted share outstanding, compared with a net loss of $213.2 million, or $8.60 per weighted average basic and diluted share outstanding, for the six months ended June 30, 2008. Net loss decreased by $196.7 million from the 2008 period to the 2009 period for the reasons set forth below.

  Revenues

        The following table sets forth information regarding our revenues:

	Six Months Ended June 30,		Variance
	2009	2008	Amount	%
	(In millions)
Revenues
Interest and dividend income:
CMBS.	$16.8	$27.3	$(10.5)	(38.5)%
Agency MBS	—	16.3	(16.3)	(100.0)
Non-Agency RMBS.	4.1	20.7	(16.6)	(80.2)
Real estate loans.	0.7	4.8	(4.1)	(85.4)
Other interest and dividend income.	0.1	0.9	(0.8)	(88.9)

Total interest and dividend income.	21.7	70.0	(48.3)	(69.0)
Rental income, net.	11.1	11.2	(0.1)	(0.9)

Total revenues	$32.8	$81.2	$(48.4)	(59.7)%

        Interest income for the six months ended June 30, 2009 with respect to CMBS decreased by $10.5 million, or 38.5%, compared to interest income for the six months ended June 30, 2008 because of lower non-cash amortization resulting from the adoption of a new accounting principle and lower cash receipts due to interest shortfalls. Interest income with respect to Agency MBS for the six months ended June 30, 2009 decreased by $16.3 million, or 100.0%, compared to interest income from Agency MBS for the six months ended June 30, 2008 as we divested of those investments in March 2008. Interest income with respect to Non-Agency RMBS for the six months ended June 30, 2009 decreased by $16.6 million, or 80.2%, compared to interest income from Non-Agency RMBS for the six months ended June 30, 2008 as a result of lower non-cash amortization resulting from the adoption of a new accounting principle and lower cash receipts due to interest shortfalls, in addition to the impact of lower interest rates during 2009. Interest income with respect to real estate loans for the six months ended June 30, 2009 decreased $4.1 million, or 85.4%, compared to interest income from real estate loans for the six months ended June 30, 2008 because we had fewer investments in that asset class during 2009 and interest rates were lower during 2009. Interest income on real estate loans also was lower in 2009 due to principal paydowns and loan sales totaling $130.7 million in 2008. Other interest and dividend income for the six months ended June 30, 2009 decreased $0.8 million, or 88.9%, compared to other interest and dividend income for the six months ended June 30, 2008 due to lower interest income earned on restricted and non-restricted cash balances during 2009 and a decrease in dividends from our preferred stock investments during 2009.

        Of the $32.8 million in revenues for the six months ended June 30, 2009, $36.3 million was received in cash and $(3.5) million was a non-cash revenue reduction from the amortization of premiums on bonds based on revised cost values. This is compared to $69.0 million in cash and $12.2 million of non-cash revenue from the accretion of discounts on bonds purchased at prices below their par value for the six months ended June 30, 2008.

        Cash flow, and accordingly, interest income, for the subordinate bonds within both our CMBS and Non-Agency RMBS portfolios is expected to trend down in the future as losses are realized in the respective securitizations.

  Expenses

        The following table sets forth information regarding our total expenses:

	Six Months Ended June 30,		Variance
	2009	2008	Amount	%
	(In millions)
Expenses
Interest expense:
Repurchase agreements—Agency MBS.	$—	$11.6	$(11.6)	(100.0)%
Repurchase agreements—other than Agency MBS	—	0.9	(0.9)	(100.0)
Interest rate swap expense	0.8	1.0	(0.2)	(20.0)
CDO notes.	3.3	9.8	(6.5)	(66.3)
Senior mortgage-backed notes, related party	—	1.7	(1.7)	(100.0)
Mortgages payable	6.1	6.1	—	—
Junior subordinated notes.	2.0	2.0	—	—
Secured revolving credit facility, related party	0.5	1.7	(1.2)	(70.6)
Amortization of deferred financing costs.	—	0.2	(0.2)	(100.0)

Total interest expense	12.7	35.0	(22.3)	(63.7)
Management fees and incentive fees, related party.	—	1.1	(1.1)	(100.0)
Professional fees.	0.8	1.3	(0.5)	(38.5)
Depreciation and amortization	6.0	6.0	—	—
Insurance expense.	0.9	0.8	0.1	12.5
Directors' fees.	0.2	0.3	(0.1)	(33.3)
Public company expense.	0.3	0.4	(0.1)	(25.0)
Commercial real estate expenses.	0.8	0.8	—	0.0
Provision for loan loss	6.8	16.4	(9.6)	(58.5)
Other expenses.	0.1	1.0	(0.9)	(90.0)

Total expenses	$28.6	$63.1	$(34.5)	(54.7)%

        Interest expense relating to repurchase agreements for the six months ended June 30, 2009 decreased $12.5 million, or 100.0%, compared to interest expense relating to repurchase agreements for the six months ended June 30, 2008 because we did not utilize repurchase agreement financing during 2009. Interest expense relating to CDO notes for the six months ended June 30, 2009 decreased $6.5 million, or 66.3%, compared to interest expense relating to CDO notes for the six months ended June 30, 2008 as a result of CDO principal repayments during 2008 and 2009 and due to lower interest rates on our floating rate CDO notes in 2009 than in 2008. For the six months ended June 30, 2009, interest expense relating to senior mortgage-backed notes, related party, decreased $1.7 million, or 100.0%, compared to interest expense relating to senior mortgage-backed notes, related party, for the six months ended June 30, 2008 as a result of the repayment in full of those notes during June and July 2008. For the six months ended June 30, 2009, interest expense relating to our secured revolving credit facility, related party, decreased $1.2 million, or 70.6%, compared to interest expense relating to our secured revolving credit facility, related party, for the six months ended June 30, 2008 as the outstanding balance under this facility was significantly lower during the 2009 period and interest rates charged on borrowings under this facility were lower in 2009 than in the comparable period in 2008.

        Expenses for the six months ended June 30, 2009 for base management fees, incentive fees and amortization related to restricted stock and options granted to our Manager decreased $1.1 million, or 100%, compared to such expenses for the six months ended June 30, 2008 primarily as a result of our $307.1 million net loss in 2008, which has caused our stockholders' equity to be in a deficit position since December 31, 2008. We also incurred a $6.8 million loan loss relating to our construction loan and one of our mezzanine loans during the six months ended June 30, 2009.

        Our Manager has waived its right to request reimbursement from us of third-party expenses that it incurred through June 30, 2009, which amount we otherwise would have been required to reimburse to our Manager. The management agreement with our Manager, which was negotiated before our business model was implemented, provides that we will reimburse our Manager for certain third party expenses that it incurs on our behalf, including rent and utilities. Hyperion Brookfield incurs such costs and did not allocate any such expenses to our Manager from our inception in 2005 through June 30, 2009, as our Manager's use of such services was deemed to be immaterial.

  Other Revenues (Expenses)

        Other expenses for the six months ended June 30, 2009 totaled approximately $20.6 million, compared to other expenses of $231.3 million for the six months ended June 30, 2008, a decrease of $210.7 million, or 91.1%.

        Other expenses for the six months ended June 30, 2009 consisted primarily of $8.9 million of recognized loss relating to net changes in the values of assets and liabilities carried under the fair value option of SFAS 159 (we elected the fair value option under SFAS 159 in 2008) and a $20.1 million loss on impairment of available-for-sale securities, which is the net of the total other-than-temporary impairments in the amount of $43.1 million offset by the $23.0 million recognized in other comprehensive income (as a result of the adoption of FSP FAS 115-2 in April 2009), which was offset in part by $10.4 million of realized and unrealized gain on derivatives, primarily as a result of unrealized gains on economic hedges undesignated of $10.7 million.

        Other expenses for the six months ended June 30, 2008 consisted primarily of:

  •
  $38.0 million of realized and unrealized loss on derivatives, primarily as a result of:

  (
  )  realized and unrealized losses on CDS of $15.9 million;

  (
  )  realized losses on settlement of interest rate swaps of $18.3 million;

  (
  )  unrealized losses on hedge ineffectiveness of $10.8 million;

  (
  )  unrealized gains on economic hedges undesignated of $6.8 million;

  •
  $5.0 million of realized net loss on the sale of available-for-sale securities, real estate loans and other investments;

  •
  $102.2 million of recognized loss relating to net changes in the values of assets and liabilities carried under the fair value option of SFAS 159; and

  •
  an $85.5 million loss on impairment of available-for-sale securities, which was comprised of a $38.3 million impairment relating to CMBS, Non-Agency RMBS and preferred stock investments caused by adverse changes in cash flow assumptions, and a $47.2 million impairment caused by an other-than-temporary decline in market values due to spread widening.

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

        At June 30, 2009 and December 31, 2008, we were in compliance with all REIT requirements and have not provided for income tax expense on our REIT taxable income for the year ended December 31, 2008 or for the six months ended June 30, 2009. We also have a domestic taxable REIT subsidiary that is subject to tax at regular corporate rates. The deferred tax benefit is attributable to a net operating loss carryforward, primarily generated by the disposition of certain credit default swaps and accrued management fees associated with our investment in a private equity fund held in the TRS.

        As of June 30, 2009, we had recorded a $16.2 million valuation allowance on deferred tax assets of $16.2 million attributable to income tax net operating loss carryforward relating to our TRS. The valuation allowance is based on management's estimate that our TRS is not expected to generate sufficient taxable income to recover the deferred tax assets. As of June 30, 2009, we had a net operating loss carryforward of $35.5 million. Almost all of the net operating loss carryforward expires in 2027.

Results of Operations For the Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2008

  Summary

        Our net loss for the three months ended June 30, 2009 was $6.5 million, or $0.26 per weighted average basic and diluted share outstanding, compared with a net loss of $75.5 million, or $3.04 per weighted average basic and diluted share outstanding, for the three months ended June 30, 2008. Net loss decreased by $69.0 million from the 2008 quarter to the 2009 quarter for the reasons set forth below.

  Revenues

        The following table sets forth information regarding our revenues:

	Three Months Ended June 30,		Variance
	2009	2008	Amount	%
	(In millions)
Revenues
Interest and dividend income:
CMBS.	$6.4	$13.5	$(7.1)	(52.6)%
Agency MBS	—	1.2	(1.2)	(100.0)
Non-Agency RMBS.	0.7	9.6	(8.9)	(92.7)
Real estate loans.	0.2	2.2	(2.0)	(90.9)
Other interest and dividend income.	0.1	0.2	(0.1)	(50.0)

Total interest and dividend income.	7.4	26.7	(19.3)	(72.3)
Rental income, net.	5.4	5.6	(0.2)	(3.6)

Total revenues	$12.8	$32.3	$(19.5)	(60.4)%

        Interest income for three months ended June 30, 2009 with respect to CMBS decreased $7.1 million, or 52.6%, compared to interest income for the three months ended June 30, 2008 because of lower non-cash amortization resulting from the adoption of a new accounting principle and lower cash receipts due to interest shortfalls. Interest income with respect to Agency MBS for the six months ended June 30, 2009 decreased by $1.2 million, or 100.0%, compared to interest income from Agency MBS for the three months ended June 30, 2008 as we divested of those investments in March 2008. Interest income with respect to Non-Agency RMBS for the three months ended June 30, 2009 decreased by $8.9 million, or 92.7%, over interest income from Non-Agency RMBS for the three months ended June 30, 2008 as a result of lower non-cash amortization resulting from the adoption of a new accounting principle and lower cash receipts due to interest shortfalls, in addition to the impact of lower interest rates during 2009. Interest income with respect to real estate loans for the three months ended June 30, 2009 decreased $2.0 million, or 90.9%, compared to interest income from real estate loans for the three months ended June 30, 2008 because we had fewer investments in that asset class during 2009 and interest rates were lower during 2009. Interest income on real estate loans also was lower in 2009 due to principal paydowns and loan sales totaling $130.7 million in 2008. Other interest and dividend income for the three months ended June 30, 2009 decreased $0.1 million, or 50.0%, compared to other interest and dividend income for the three months ended June 30, 2008 due to lower interest income earned on restricted and non-restricted cash balances during 2009 and a decrease in dividends from our preferred stock investments during 2009.

        Of the $12.8 million in revenues for the three months ended June 30, 2009, $17.4 million was received in cash and $(4.6) million was a non-cash revenue reduction from the amortization of premiums on bonds based on revised cost values. This is compared to $27.7 million in cash and $4.6 million in non-cash revenue from the accretion of discounts on bonds purchased at prices below their par value for the three months ended June 30, 2008.

        Cash flow, and accordingly, interest income, for the subordinate bonds within both our CMBS and Non-Agency RMBS portfolios is expected to trend down in the future as losses are realized in the respective securitizations.

  Expenses

        The following table sets forth information regarding our total expenses:

	Three Months Ended June 30,		Variance
	2009	2008	Amount	%
	(In millions)
Expenses
Interest expense:
Repurchase agreements—Agency MBS.	$—	$0.7	$(0.7)	(100.0)%
Repurchase agreements—other than Agency MBS	—	0.2	(0.2)	(100.0)
Interest rate swap expense	0.3	0.5	(0.2)	(40.0)
CDO notes.	1.6	4.1	(2.5)	(61.0)
Senior mortgage-backed notes, related party	—	0.6	(0.6)	(100.0)
Mortgages payable	3.1	3.1	—	—
Junior subordinated notes.	1.0	1.0	—	—
Secured revolving credit facility, related party	0.2	0.5	(0.3)	(60.0)

Total interest expense	6.2	10.7	(4.5)	(42.1)
Management fees and incentive fees, related party.	—	0.4	(0.4)	(100.0)
Professional fees.	0.4	0.6	(0.2)	33.3)
Depreciation and amortization	3.0	3.0	—	—
Insurance expense.	0.4	0.5	(0.1)	(20.0)
Directors' fees.	0.1	0.1	—	—
Public company expense.	0.2	0.3	(0.1)	(33.3)
Commercial real estate expenses.	0.4	0.4	—	—
Provision for loan loss	—	7.4	(7.4)	(100.0)
Other expenses.	0.1	0.6	(0.5)	(83.3)

Total expenses	$10.8	$24.0	$(13.2)	(55.0)%

        Interest expense relating to repurchase agreements for the three months ended June 30, 2009 decreased $0.7 million, or 100.0%, compared to interest expense relating to repurchase agreements for the three months ended June 30, 2008 because we did not utilize repurchase agreement financing during 2009. Interest expense relating to CDO notes for the three months ended June 30, 2009 decreased $2.5 million, or 61.0%, compared to interest expense relating to CDO notes for the three months ended June 30, 2008 as a result of CDO principal repayments during 2008 and 2009 and due to lower interest rates on our floating rate CDO notes in 2009 than in 2008. For the three months ended June 30, 2009, interest expense relating to senior mortgage-backed notes, related party, decreased $0.6 million, or 100.0%, compared to interest expense relating to senior mortgage-backed notes for the three months ended June 30, 2008 as a result of the repayment in full of those notes during June 2008 and July 2008. For the three months ended June 30, 2009, interest expense relating to our secured revolving credit facility, related party, decreased $0.3 million, or 60.0%, compared to interest expense relating to our secured revolving credit facility, related party for the three months ended June 30, 2008 as the outstanding balance under this facility was significantly lower during the 2009 period and interest rates charged on borrowings under this facility were lower in 2009 than in the comparable period in 2008.

        Expenses for the three months ended June 30, 2009 for base management fees, incentive fees and amortization related to restricted stock and options granted to our Manager decreased $0.4 million, or 100%, compared to such expenses for the three months ended June 30, 2008 primarily as a result of our $307.1 million net loss in 2008, which has caused our stockholders' equity to be in a deficit position since December 31, 2008. We also incurred a $0.5 million loan loss relating to our construction loan and a $6.9 million charge relating to our designating certain of our commercial loans as held for sale, during the three months ended June 30, 2008.

  Other Revenues (Expenses)

        Other expenses for the three months ended June 30, 2009 totaled approximately $8.5 million, compared with other expenses of $83.8 million for the three months ended June 30, 2008, a decrease of $75.3 million, or 89.9%.

        Other expenses for the three months ended June 30, 2009 consisted primarily of $0.9 million of recognized gain relating to net changes in the values of assets and liabilities carried under the fair value option of SFAS 159 (we elected the fair value option under SFAS 159 in 2008) and a $14.3 million loss on impairment of available-for-sale securities, which is the net of the total other-than-temporary impairments in the amount of $37.3 million offset by the $23.0 million recognized in other comprehensive income (as a result of the adoption of FSP FAS 115-2 in April 2009), and $6.5 million of realized and unrealized gain on derivatives, primarily as a result of unrealized gains on economic hedges undesignated of $7.0 million.

        Other expenses for the three months ended June 30, 2008 consisted primarily of:

  •
  $5.4 million of realized and unrealized gain on derivatives, primarily as a result of:

  (
  )  a $14.5 million increase in unrealized gain on economic hedges, offset in part by realized and unrealized losses on CDS of $3.4 million;

  (
  )  realized losses on settlement of interest rate swaps of $5.8 million;

  (
  )  unrealized gains on economic hedges undesignated of $14.5 million;

  •
  $1.3 million of realized net loss on the sale of available-for-sale securities, real estate loans and other investments;

  •
  $69.4 million of recognized loss relating to net changes in the values of assets and liabilities carried under the fair value option of SFAS 159; and

  •
  a $18.3 million loss on impairment of available-for-sale securities, which was comprised of a $15.2 million impairment relating to CMBS, Non-Agency RMBS and preferred stock investments caused by adverse changes in cash flow assumptions, and a $3.1 million impairment caused by an other-than-temporary decline in market values due to spread widening.

Liquidity and Capital Resources

        We require cash to fund our operating expenses. We believe we currently have sufficient cash resources to fund our operations for the next year. Our cash resources include cash on hand, cash flow from operations, principal and interest payments received from investments, cash from the sale of investments, borrowings under our secured credit facility, and when available (and when we deem appropriate), borrowings under reverse repurchase agreements. As discussed above, we do not anticipate having investable cash for the foreseeable future.

        We held cash and cash equivalents of approximately $1.9 million at June 30, 2009, which excludes restricted cash of approximately $17.5 million that is used to collateralize certain of our CDS ($10.5 million) and certain other commercial real estate and financing obligations. In addition, we had restricted cash of $4.0 million that serves as collateral for a potential loss contingency for yield maintenance payments related to the sale of 11 of our whole loans to a third party.

        Our operating activities provided net cash of approximately $9.8 million for the six months ended June 30, 2009, which was primarily a result of a net loss of $16.5 million being comprised in part of net changes in assets and liabilities carried under the fair value option of SFAS 159 of $8.9 million, non-cash impairment charges relating to available-for-sale securities of $20.1 million, an increase in the provision for loan loss of $6.8 million, accretion of net premium on investment securities and real estate loans of $3.5 million and non-cash depreciation and amortization of $6.0 million. Operating activities provided further net cash from a net increase in accounts payable and accrued expenses and interest payable of $1.0 million. This was offset in part by other non-cash activities, including unrealized gain on derivatives of $16.4 million and amortization of intangible liabilities of $2.7 million, and by a net increase in other receivables and prepaid expenses and other assets of $1.6 million.

        Our operating activities provided net cash of approximately $11.6 million for the six months ended June 30, 2008, which was primarily a result of a net loss of $213.2 million being comprised in part of realized and unrealized loss on derivatives of $35.0 million, net changes in assets and liabilities carried under the fair value option of SFAS 159 of $102.2 million, non-cash impairment charges relating to available-for-sale securities of $85.5 million, provision for loan loss of $16.4 million, non-cash depreciation and amortization of $6.0 million, amortization and write-off of deferred financing costs of $0.9 million and a realized net loss on the sale of available-for-sale securities, real estate loans and other investments of $4.9 million. Operating activities provided further net cash from a net decrease in interest receivable of $7.3 million. This was offset in part by other non-cash activities, including accretion of net discount on investment securities and real estate loans of $12.2 million and amortization of intangible liabilities of $2.7 million. The increase in cash also was further offset by a net decrease in accounts payable and accrued liabilities and interest payable of $11.1 million, a net decrease in prepaid expenses and other assets of $1.5 million and $7.9 million of net payments on the settlement of derivatives.

        Our investing activities provided net cash of $2.2 million for the six months ended June 30, 2009 primarily from proceeds from rent enhancement of $1.6 million, principal repayments from investment securities and real estate loans totaling $0.5 million and net receipts of restricted cash from credit default swaps of $10.2 million. This was partially offset by net cash paid to terminate swaps of $10.0 million.

        Our investing activities provided net cash of $1,354.9 million for the six months ended June 30, 2008 primarily from proceeds received from the sale of available-for-sale securities of $1,178.4 million, proceeds from the sale of real estate loans of $78.2 million, proceeds from the sale of other investments of $35.7 million, proceeds from rent enhancement of $1.8 million, principal repayments from investment securities and real estate loans totaling $72.4 million, net receipts of restricted cash from credit default swaps of $18.4 million and return of capital from equity investments of $0.4 million. This was partially offset by net cash paid to terminate swaps of $30.2 million.

        Our financing activities used net cash of $16.4 million for the six months ended June 30, 2009 primarily due to dividends paid of $5.0 million, principal repayments of CDOs and senior mortgage-backed securities of $7.4 million and payments on borrowings under our secured revolving credit facility with a related party of $4.0 million.

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

        Our source of funds as of June 30, 2009 consisted of borrowings under our secured revolving credit facility (which had unused availability of $8.5 million as of June 30, 2009), which we used to refinance the acquisition financing of certain of our investments and to provide margin with respect to such borrowings and certain of our derivative transactions. We currently do not intend to borrow additional funds, except to the extent necessary to fund our current operations. Increases in short-term interest rates or widening of interest rate spreads could negatively affect the valuation of our mortgage-related assets, which could limit our borrowing ability or cause the lender under our secured revolving credit facility to require more collateral to secure its loans to us. Without additional equity capital, it is unlikely that we would be to able obtain debt financing for investment activity or for any other purpose, including funding our operating expenses.

        For our short-term (one year or less) and long-term liquidity and compliance with collateralization requirements under our secured revolving credit facility (if the pledged collateral decreases in value or in the event of margin calls created by prepayments of the pledged collateral) and our derivatives transactions (if the value of our liability with respect to any such transaction decreases), we also rely on the cash flow from operations, primarily monthly principal and interest payments to be received on our investments, cash flow from the sale of our investments, rental income from our commercial real estate investments.

        Based on our current portfolio, and leverage rate and assuming that we are able to extend or refinance the current credit facility that we have with an affiliate of our Manager, we believe that our cash flow from operations and the utilization of borrowings will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements, to pay fees under our management agreement, if any, to fund our distributions to stockholders, if any, and to pay general corporate expenses. However, as discussed below, as of June 30, 2009, we owed $28.9 million to an affiliate of our Manager under our secured credit facility. Unless extended, this credit facility expires in May 2010. If this facility is not extended and we cannot obtain alternative financing, we do not expect to have sufficient cash on hand to repay such indebtedness. Given the current lack of liquidity in the credit markets and the current economic recession, we expect to have difficulty obtaining alternative financing if our credit facility is not extended. As a result of the disposition of our Agency MBS portfolio and the repayment of all of our repurchase agreement financing in 2008, we currently are not exposed to the risk of margin calls on our short-term financings, but as of June 30, 2009, we were exposed to the risk of margin calls totaling $0.3 million with respect to our derivatives transactions.

        In August 2007, we entered into a $100.0 million unsecured 364-day credit facility with Brookfield US Corporation, an affiliate of our Manager. Under the terms of the credit facility, if our current manager, Hyperion Brookfield Crystal River Capital Advisors, LLC, or another wholly owned subsidiary of Brookfield Asset Management Inc. is not acting as our manager, then Brookfield US Corporation may accelerate all amounts due under our revolving credit facility. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100.0 million in the aggregate and to reduce the interest rate to LIBOR + 2.50%. On March 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth and to eliminate the financial covenants relating to minimum net income (as defined in the facility), compliance with a maximum leverage ratio and compliance with an interest rate sensitivity requirement. On August 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of June 30, 2008, to revise the financial covenant relating to minimum net worth. On February 26, 2009, we and Brookfield US Corporation amended the terms of the facility to extend the term of the facility from May 2009 to May 2010, to lower the borrowing capacity under the facility from $100.0 million to $50.0 million and, effective as of December 31, 2008, to delete the financial covenant relating to minimum net worth. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendments were approved by the independent members of our board of directors. As of June 30, 2009, we owed $28.9 million under this facility, we pledged real estate loans and a portion of the equity in our commercial real estate investments with an aggregate carrying value of $29.4 million to secure the $28.9 million of borrowings outstanding at such date and we had $8.5 million of unused availability under this facility.

        Our ability to meet our long-term (greater than one year) liquidity and cash resource requirements in excess of our borrowing capacity will be subject to obtaining additional debt financing and/or equity capital. Such financing will depend on market conditions for capital raises and for the investment of any proceeds. Without additional capital, we will be unable to resume investment activity and may be unable confront liquidity problems as our debt obligations begin to mature. Upon liquidation, holders of our debt securities and shares of preferred stock, if any, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. In addition, as discussed above, if delinquency trends continue to rise, our revenue will be adversely impacted as well.

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

  Off-Balance Sheet Arrangements

        As of June 30, 2009, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special-purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2009, we had no outstanding commitment to fund real estate loans.

  Contractual Obligations and Commitments

        As of March 15, 2005, we had entered into a management agreement with our Manager, Hyperion Brookfield Crystal River. Hyperion Brookfield Crystal River is entitled to receive a base management fee, incentive compensation, reimbursement of certain expenses and, in certain circumstances, a termination fee, all as described in the management agreement. During 2008, we and our Manager agreed that our base management fee would be paid in shares of our common stock, instead of cash. See "—Related Party Transactions." Such fees and expenses do not have fixed and determinable payments and therefore have not been included in the table below.

        During the six months ended June 30, 2009, we did not make any advances to fund real estate loans and as of June 30, 2009, we had no outstanding commitment to fund real estate loans.

        In June and July 2008, we sold 13 whole loans to a third party. See Note 5 to our consolidated financial statements included elsewhere herein. In connection with the sale of 11 of those loans, we entered into a yield maintenance agreement that serves to protect the buyer against potential prepayments of those 11 whole loans. In accordance with the agreement, we deposited $4.1 million into a restricted trust account to serve as collateral for the potential loss contingency. The agreement provides for the quarterly release to either the buyer or us of a proportionate share of the collateral contingent on any prepayments of the 11 whole loans. Our maximum loss contingency under this agreement at the time of sale totaled $4.1 million. As of June 30, 2009, we accrued a loss contingency totaling $0.8 million (compared to our maximum exposure to loss of $3.6 million as of such date) based on assumptions developed by management relating to the timing and value of expected prepayments on the 11 loans. The loss contingency was recorded as additional realized loss on the sale of real estate loans in our statement of operations during 2008.

        The table below sets forth information about our contractual obligations as of June 30, 2009. In addition to the amounts set forth in the table, we also are subject to interest rate swaps for which we cannot estimate future payments due.

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Contractual Debt Obligations
Collateralized debt obligations(1)	$459,627	$—	$—	$—	$459,627
Junior subordinated notes	51,550	—	—	—	51,550
Mortgage payable	219,380	—	413	557	218,410
Secured revolving credit facility, related party(2)	28,920	28,920	—	—	—
Operating Lease Obligations
Houston ground lease	1,640	25	50	50	1,515

Total	$761,117	$28,945	$463	$607	$731,102

(1)
Amount is based on unpaid principal balance. As of June 30, 2009, the difference between fair value and unpaid principal balance is $419,089.

(2)
See "—Related Party Transactions" below.

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

        As of June 30, 2009, the primary component of our market risk was interest rate risk, as described below. Although we do not seek to avoid risk completely, we do believe the risk can be quantified from historical experience and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

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

        As of June 30, 2009, we were party to two interest rate swap contracts. The following table summarizes the expiration dates of these contracts and their notional amounts (in thousands):

Expiration Date	Notional Amount
2013	$42,408
2018	240,467

Total	$282,875

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

        Hybrid Adjustable-Rate Agency MBS Interest Rate Cap Risk—We have in the past also invested in hybrid adjustable-rate Agency MBS, which are based on mortgages that are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security's interest yield may change during any given period. However, our borrowing costs pursuant to repurchase agreements that we have historically used to finance our Agency MBS generally are not subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our hybrid adjustable-rate Agency MBS would effectively be limited by caps. This problem will be magnified to the extent we acquire hybrid adjustable-rate Agency MBS that are not based on mortgages that are fully indexed. In addition, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on our hybrid adjustable-rate Agency MBS than we need in order to pay the interest cost on our related borrowings. These factors could lower our net investment income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

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

        All loans are subject to a certain probability of default. We have underwritten our CMBS and RMBS investments assuming the underlying loans will suffer a certain dollar amount of defaults and the defaults will lead to some level of realized losses. Loss adjusted yields are computed based on these assumptions and applied to each class of security supported by the cash flow on the underlying loans. The most significant variables affecting loss adjusted yields include, but are not limited to, the number of defaults, the severity of loss that occurs subsequent to a default and the timing of the actual loss. The different rating levels of CMBS will react differently to changes in these assumptions. The lowest rated securities are generally more sensitive to changes in timing of actual losses. The higher rated securities are more sensitive to the severity of losses.

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

        We also have in the past invested in commercial real estate loans, primarily mezzanine loans, bridge loans, A Notes, B Notes, loans to real estate companies, whole mortgage loans, first mortgage participations and net leased real estate. We have in the past also invested in residential mortgages and related securities. These investments will be subject to credit risk. The extent of our credit risk exposure will be dependent on risks associated with commercial and residential real estate. Property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event a borrower's net operating income decreases, the borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses. When we underwrite the origination of a commercial real estate loan, we do not underwrite to an expected loss; when we underwrite the purchase of a commercial real estate loan, we may underwrite to an expected loss based on the price of the loan.

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

  Interest Rate Sensitivity Analysis

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

        The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive investments, CDO liabilities, senior mortgage-backed notes, mortgages payable, junior subordinated notes, secured revolving credit facility indebtedness and swaps, at June 30, 2009, assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates Fall 100 Basis Points	Unchanged	Interest Ratese Rise 100 Basis Points
	(Dollars in thousands)
Mortgage assets and other investment securities(1)
Fair value	$58,473	$57,252	$55,956
Change in fair value	$1,220	—	$(1,297)
Change as a percent of fair value	2.13%	—	(2.26)%
Real estate loans, including real estate loans held for sale
Fair value	$7,159	$6,974	$6,734
Change in fair value	$185	—	$(240)
Change as a percent of fair value	2.66%	—	(3.44)%
Other assets(2)
Fair value	$330	$330	$330
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
CDO liabilities
Fair value	$(40,538)	$(40,538)	$(40,538)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Mortgages payable
Fair value	$(131,208)	$(126,622)	$(120,035)
Change in fair value	$(6,586)	—	$6,586
Change as a percent of fair value	5.20%	—	(5.20)%
Junior subordinated notes
Fair value	$(11,283)	$(10,992)	$(10,701)
Change in fair value	$(291)	—	$290
Change as a percent of fair value	2.65%	—	(2.65)%
Secured revolving credit facility, related party
Fair value	$(27,479)	$(27,479)	$(27,479)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Undesignated interest rate swaps
Fair value	$(22,308)	$(21,062)	$(19,852)
Change in fair value	$(1,247)	—	$1,210
Change as a percent of notional value	(0.44)%	—	0.43%
Credit default swaps
Fair value	$(9,869)	$(9,690)	$(9,507)
Change in fair value	$(179)	—	$182
Change as a percent of notional value	(1.79)%	—	1.83%

(1)
The fair value of all of our investment securities is included.

(2)
The fair value of our other investments that are sensitive to interest rate changes is included.

n/m = not meaningful

        The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive investments, repurchase agreement liabilities, CDO liabilities, senior mortgage-backed notes, mortgages payable, junior subordinated notes and swaps, at June 30, 2008, assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points
	(Dollars in thousands)
Mortgage assets and other investment securities(1)
Fair value	$322,406	$295,836	$283,052
Change in fair value	$26,570	—	$(12,784)
Change as a percent of fair value	8.98%	—	(4.32)%
Real estate loans, including real estate loans held for sale
Fair value	$74,619	$71,980	$69,675
Change in fair value	$2,639	—	$(2,305)
Change as a percent of fair value	3.67%	—	(3.20)%
Repurchase agreements(2)
Fair value	$(22,117)	$(22,117)	$(22,117)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
CDO liabilities
Fair value	$(204,769)	$(204,769)	$(204,769)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Senior mortgage-backed notes, related party
Fair value	$(20,600)	$(20,600)	$(20,600)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Mortgages payable
Fair value	$(204,863)	$(194,712)	$(184,561)
Change in fair value	$(10,151)	—	$10,151
Change as a percent of fair value	5.21%	—	(5.21)%
Junior subordinated notes
Fair value	$(24,126)	$(23,036)	$(21,946)
Change in fair value	$(1,090)	—	$1,090
Change as a percent of fair value	4.73%	—	(4.73)%
Secured revolving credit facility, related party
Fair value	$(38,420)	$(38,420)	$(38,420)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Net designated and undesignated interest rate swaps and caps
Fair value	$(36,135)	$(12,099)	$10,505
Change in fair value	$(24,036)	—	$24,604
Change as a percent of notional value	(5.24)%	—	4.93%
Credit default swaps
Fair value	$(18,635)	$(18,580)	$(18,526)
Change in fair value	$(55)	—	$54
Change as a percent of notional value	(0.55)%	—	0.54%

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

        Currency Risk—From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. Changes in currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. We attempt to mitigate this impact by utilizing currency swaps on our foreign currency-denominated investments or foreign currency forward commitments to hedge the net exposure. As of June 30, 2009, we held no investments denominated in foreign currency and accordingly, we were not exposed to foreign currency exchange risk.

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

        In addition, under the Agreement, our Manager earns a quarterly incentive fee equal to 25% of the amount by which the quarterly net income per share, as defined in the Agreement (which principally excludes the effect of stock compensation and the unrealized change in derivatives), exceeds an amount equal to the product of the weighted average of the price per share of the common stock we issued in our March 2005 private offering and in our August 2006 initial public offering and the price per share of common stock in any subsequent offerings by us, multiplied by the higher of (i) 2.4375% or (ii) 25% of the then applicable 10 year Treasury note rate plus 0.50%, multiplied by the then weighted average number of outstanding shares for the quarter. The incentive fee is paid quarterly. The Agreement provides that 10% of the incentive management fee is to be paid in shares of our common stock (providing that such payment does not result in our Manager owning directly or indirectly more than 9.8% of our issued and outstanding common stock) and the balance is to be paid in cash. Our Manager may, at its sole discretion, elect to receive a greater percentage of its incentive management fee in shares of our common stock. During the six months ended June 30, 2009 and 2008 and the three months ended June 30, 2009 and 2008, we did not incur any incentive management fees.

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

        We issued to our Manager 84,000 shares of our restricted common stock and granted options to purchase 126,000 shares of our common stock for a 10 year period at a price of $25 per share in March 2005. We issued to certain of our directors a total of 2,000 shares of restricted stock in May 2007, 2,000 shares of restricted stock in June 2008 and 4,000 shares of restricted stock in June 2008, all of which vest on the first anniversary of the date of issuance. For the six months ended June 30, 2009 and 2008 and the three months ended June 30, 2009 and 2008, the base management fee expense was $0, $1.1 million, $0 and $0.4 million, respectively.

        The Agreement provides that we are required to reimburse our Manager for certain expenses incurred by our Manager on our behalf provided that such costs and reimbursements are no greater than that which would be paid to outside professionals or consultants on an arm's length basis. For the six months ended June 30, 2009 and 2008, we were not charged any reimbursable costs by our Manager.

        In January 2007, we purchased a $28.5 million investment in BREF One, LLC (the "Fund"), a real estate finance fund sponsored by Brookfield, the indirect parent of our Manager, and managed by a Brookfield subsidiary, and incurred a $10.4 million unfunded capital commitment to the Fund. The acquisition was made from two subsidiaries of Brookfield. During the first quarter of 2008, we sold our interest in the Fund to an affiliate of our Manager at its carrying value of $35.7 million and we were released from our unfunded capital commitment to the Fund. During the six months ended June 30, 2008 and the three months ended June 30, 2008, we had less than $0.1 million and $0, respectively, of equity losses from our investment in the Fund.

        In August 2007, we entered into a $100.0 million unsecured 364-day credit facility with Brookfield US Corporation, an affiliate of our Manager. Under the terms of the credit facility, if our current manager, Hyperion Brookfield Crystal River Capital Advisors, LLC, or another wholly owned subsidiary of Brookfield Asset Management Inc. is not acting as our manager, then Brookfield US Corporation may accelerate all amounts due under our revolving credit facility. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100.0 million in the aggregate and to reduce the interest rate to LIBOR + 2.50%. On March 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth and to eliminate the financial covenants relating to minimum net income (as defined in the facility), compliance with a maximum leverage ratio and compliance with an interest rate sensitivity requirement. On August 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of June 30, 2008, to revise the financial covenant relating to minimum net worth. On February 26, 2009, we and Brookfield US Corporation amended the terms of the facility to extend the term of the facility from May 2009 to May 2010, to lower the borrowing capacity under the facility from $100.0 million to $50.0 million and, effective as of December 31, 2008, to delete the financial covenant relating to minimum net worth. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendments were approved by the independent members of our board of directors. As of June 30, 2009, we owed $28.9 million under this facility, we had pledged MBS, real estate loans and a portion of the equity in our commercial real estate investments with an aggregate carrying value of $29.4 million to secure the $28.9 million of borrowings outstanding at such date and we had $8.5 million of unused availability under this facility. The credit agreement contains customary representations, warranties and covenants, including covenants requiring us to maintain our REIT status and limiting dividends, liens, mergers, asset sales and other fundamental changes. As of June 30, 2009, we were in compliance with all of the covenants under the credit agreement.

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

        As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Controls

        There have been no changes in our "internal control over financial reporting" (as defined in paragraph (f) of Rule 13a-15 promulgated under the Exchange Act) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.    Legal Proceedings

        None

Item 1A.    Risk Factors

        The most significant risk factors applicable to us are described in Item 1A of our amended Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2008 filed with the SEC on June 5, 2009, which we refer to as our 2008 Form 10-K. A copy of those risk factors, updated for June 30, 2009, is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. The following risk factors disclose material changes to the risk factors disclosed in our 2008 Form 10-K.

We are currently not making new investments and it is uncertain whether we will be able to make additional investments in the future, which increases the risk that we will be unable to continue as a going concern.

        We have observed a number of IPO filings by recently formed entities with investment strategies focused on commercial and residential real estate debt markets. As permitted by our management agreement (which contains policies to ensure that potential conflicts of interest are managed appropriately), our Manager has indicated that its parent company may pursue opportunities to sponsor new ventures and raise investment capital to be deployed in the real estate debt sector. Our Board of Directors will continue to exercise oversight of our Manager and our Manager will continue to have the same obligation to manage our portfolio as set forth in our management agreement (which contains policies to ensure that potential conflicts of interest are managed appropriately). Our board of directors is currently considering the potential impact on us if our Manager's parent company pursues such an opportunity and the potential effect, if any, that it could have on the management of our portfolio.

        Given current market conditions and our lack of investable cash, currently, we are unable to take advantage of new investment opportunities. We will, however, continue to manage our portfolio in accordance with our stated objectives of maximizing the cash flow from our investment portfolio and eliminating our short term debt.

        In the event that negative market conditions persist or deteriorate further, and we are not able to achieve a successful disposition of assets or increase our liquidity through alternative channels, then the risk increases as to whether we can continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should we be unable to continue as a going concern.

Recently adopted amendments to accounting standards will require us to consolidate previous and any potential future securitization transactions, which will have a significant impact on our consolidated financial statements and net worth.

        In June 2009, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 166, Accounting for Transfers of Financial Assets, or SFAS 166, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167, which significantly change the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity, or a VIE. SFAS 166 eliminates the qualifying special purpose entity, or the QSPE, concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial asset derecognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization recharacterization provisions. SFAS 167 requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE's primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. We have evaluated the provisions of these two statements and believe that their application will result in the consolidation of our QSPEs, or more specifically the underlying trusts for certain of the subordinate CMBS that we own. Implementation of these standards requires us to make major operational and system changes.

        Although we are still assessing the impact of these new accounting standards, we currently expect that the adoption of these accounting standards will require that we consolidate onto our balance sheet the assets and liabilities of the underlying trusts for certain of the subordinate CMBS that we own. Because of the magnitude and complexity of the operational and system changes that we are making and the limited amount of time available to complete and test our systems development, there is a risk that unexpected developments could make it difficult for us to implement all of the necessary system changes and internal control processes by the January 1, 2010 effective date. Failure to make these changes by the effective date could have a material adverse impact on us, including on our ability to produce financial reports on a timely basis or to remain in compliance with the financial covenants in our credit agreement. In addition, making the necessary operational and system changes in a compressed time frame diverts resources from our other business requirements and corporate initiatives, which could have a material adverse impact on our operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        On June 9, 2009, we held our annual meeting of stockholders (the "Meeting") in New York, New York for the purpose of (i) electing three Class I directors to serve on the board until our 2012 annual meeting of stockholders and until their successors are duly elected and qualified; (ii) electing one Class III director to serve on the board until our 2011 annual meeting of stockholders and until his successor is duly elected and qualified; and (iii) ratifying the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2009. The total number of shares of common stock entitled to vote at the Meeting was 24,905,253, of which 22,155,446 shares, or 89.0%, were present in person or by proxy.

        The following table sets forth the number of votes in favor and the votes withheld with respect to the election of directors. There were no broker non-votes.

	Votes in Favor	Votes Withheld
Class I Director Nominees
Janet Graham	21,770,426	385,020
Harald R. Hansen	21,731,780	423,666
William M. Powell	21,776,511	378,935
Class III Director Nominee
Craig J. Laurie	21,678,812	476,634

        There was no solicitation in opposition to the foregoing nominees by stockholders. The terms of office for William F. Paulsen and Louis P. Salvatore, our Class II directors, and Rodman L. Drake, our other Class III director, continued after the Meeting.

        The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 was approved by our stockholders with 21,938,191 votes "For," 107,812 votes "Against" and 109,443 votes "Abstained," none of which such abstentions were actually broker non-votes that were treated as abstentions.

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
10.1	*	Crystal River Capital, Inc. 2005 Long Term Incentive Plan, as amended
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

CRYSTAL RIVER CAPITAL, INC.
August 10, 2009 Date	/s/ WILLIAM M. POWELL William M. Powell Chairman of the Board, President and Chief Executive Officer
August 10, 2009 Date	/s/ CRAIG J. LAURIE Craig J. Laurie Chief Financial Officer and Treasurer

S-1