Form 10-Q
period 2009-09-30
Crystal River Capital, Inc.
filed 2009-11-09
CIK 1344705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-32958

Crystal River Capital, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-2230150 (I.R.S. Employer Identification No.)
Three World Financial Center, 200 Vesey Street, 10th Floor, New York, NY	10281-1010 (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (212) 549-8400

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐ [This requirement is currently not applicable to the registrant.]

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

        The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of November 5, 2009 was 24,909,256.

CRYSTAL RIVER CAPITAL, INC.

INDEX

PART I.

FINANCIAL INFORMATION

Item 1.    Financial Statements

Crystal River Capital, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS:
Investment securities, at fair value
Commercial MBS
Available-for-sale	$11,886	$14,317
Held-for-trading	46,599	43,776
Non-Agency Residential MBS
Available-for-sale	2,333	7,298
Held-for-trading	3,010	7,525
Real estate loans	2,520	9,034
Real estate loans held for sale	5,058	5,058
Commercial real estate, net	223,380	228,259
Other investments	1,550	1,550
Intangible assets	71,316	75,541
Cash and cash equivalents	3,335	6,239
Restricted cash	16,926	26,107
Receivables:
Principal paydown	93	10
Interest	5,158	4,152
Rent enhancement receivables, related party	12,035	13,828
Other receivables	4,058	3,135
Prepaid expenses and other assets	1,186	939
Deferred financing costs, net	1,476	1,533

Total Assets	$411,919	$448,301

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Liabilities:
Accounts payable and accrued expenses	$3,697	$2,652
Dividends payable	2,526	2,511
Intangible liabilities	68,155	72,265
Collateralized debt obligations, at fair value	43,248	45,429
Junior subordinated notes	51,550	51,550
Mortgages payable	219,380	219,380
Secured revolving credit facility, related party	28,920	32,920
Interest payable	2,141	1,357
Derivative liabilities	40,996	57,646

Total Liabilities	460,613	485,710

Commitments and Contingencies
Stockholders' Deficit:
Preferred Stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized, 24,909,255 and 24,905,252 shares issued and outstanding, respectively	25	25
Additional paid-in capital	564,762	564,560
Accumulated other comprehensive loss	(14,097)	(9,815)
Accumulated deficit	(599,384)	(592,179)

Total Stockholders' Deficit	(48,694)	(37,409)

Total Liabilities and Stockholders' Deficit	$411,919	$448,301

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Interest and dividend income:
Interest income—investment securities	$6,314	$21,069	$27,298	$85,361
Interest income—real estate loans	229	936	915	5,755
Other interest and dividend income	37	185	97	1,072

Total interest and dividend income	6,580	22,190	28,310	92,188
Rental income, net	5,284	5,399	16,334	16,611

Total revenues	11,864	27,589	44,644	108,799

Expenses:
Interest expense	5,919	9,302	18,647	44,302
Management fees, related party	—	243	—	1,328
Professional fees	1,006	480	1,811	1,733
Depreciation and amortization	3,022	3,022	9,066	9,066
Insurance expense	488	480	1,395	1,290
Compensation and directors' fees	209	86	380	366
Public company expense	92	105	370	518
Commercial real estate expenses	428	348	1,203	1,185
Provision for loss on real estate loans	—	4,401	6,758	20,850
Other expenses	85	237	249	1,158

Total expenses	11,249	18,704	39,879	81,796

Income before other revenues (expenses)	615	8,885	4,765	27,003
Other revenues (expenses):
Realized net gain (loss) on sale of investment securities, real estate loans and other investments	21	97	130	(4,951)
Realized and unrealized gain (loss) on derivatives	(13,078)	(6,152)	(2,711)	(44,183)
Total other-than-temporary impairments on available-for-sale securities	(56,374)	(26,876)	(99,486)	(112,340)
Portion of other-than-temporary impairments recognized in other comprehensive income	9,658	—	32,637	—
Net change in assets and liabilities valued under fair value option	5,955	(32,305)	(2,952)	(134,508)
Loss from equity investments	—	—	—	(40)
Other	(2,093)	(397)	(4,150)	(950)

Total other expenses	(55,911)	(65,633)	(76,532)	(296,972)

Net loss	$(55,296)	$(56,748)	$(71,767)	$(269,969)

Per share information:
Net loss per share of common stock
Basic	$(2.19)	$(2.28)	$(2.85)	$(10.88)

Diluted	$(2.19)	$(2.28)	$(2.85)	$(10.88)

Dividends declared per share of common stock	$0.10	$0.10	$0.30	$1.08

Weighted average shares of common stock outstanding
Basic	25,230,669	24,882,612	25,184,316	24,813,649

Diluted	25,230,669	24,882,612	25,184,316	24,813,649

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficit

For the Nine Months Ended September 30, 2009

(in thousands, except share data)
(Unaudited)

	Common Stock
				Accumulated Other Comprehensive Loss
	Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Total	Comprehensive Loss
Balance at December 31, 2008	24,905,252	$25	$564,560	$(9,815)	$(592,179)	$(37,409)
Cumulative effect of the adoption of FASB ASC 320-10-65-1				(72,126)	72,126	—	$(72,126)
Net loss					(71,767)	(71,767)	(71,767)
Change in deferred unrealized gains on securities available for sale				66,775		66,775	66,775
Amortization of net realized losses on cash flow hedges				1,069		1,069	1,069

Comprehensive loss							$(76,049)

Dividends declared on common stock and deferred stock units					(7,564)	(7,564)
Shares issued for dividend reinvestment	3		—			—
Issuance of stock based compensation:
Issuance of restricted stock	4,000	—	7			7
Issuance of deferred stock units	—	—	89			89
Amortization of stock based compensation			106			106

Balance at September 30, 2009	24,909,255	$25	$564,762	$(14,097)	$(599,384)	$(48,694)

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,767)	$(269,969)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of stock based compensation	136	279
Amortization of net premium (accretion of net discount) on investment securities and real estate loans	8,545	(15,102)
Realized net (gain) loss on sale of available-for-sale securities and real estate loans	(130)	4,791
Impairment of available-for-sale securities, net	66,849	112,341
Provision for loss on real estate loans	6,758	20,850
Net change in assets and liabilities valued under fair value option	2,952	134,508
Accretion of interest on real estate loans	(235)	—
Amortization of net realized cash flow hedge loss	1,069	1,031
Realized and unrealized (gain) loss on derivatives	(6,727)	39,097
Amortization and write-off of deferred financing costs	56	1,046
Management fee expense paid in stock	—	1,112
Loss from equity investment	—	40
Depreciation and amortization	9,066	9,063
Amortization of intangible liabilities	(4,110)	(4,110)
Other	4,220	1,004
Changes in operating assets and liabilities:
Net payments on settlement of derivatives	—	(3,384)
Net deposits of restricted cash	(1,017)	—
Interest receivable	(1,006)	7,303
Interest receivable, derivative	—	169
Rent enhancement receivables, related party	(575)	—
Other receivables	(922)	(837)
Prepaid expenses and other assets	(257)	(520)
Accounts payable and accrued expenses	1,175	(101)
Due to Manager	—	(621)
Interest payable	859	(6,799)
Interest payable, derivative	—	(3,893)

Net cash provided by operating activities	14,939	27,298

CASH FLOWS FROM INVESTING ACTIVITIES:
Return of capital from equity investment	—	426
Principal payments on investment securities and real estate loans	674	73,734
Proceeds from the sale of available-for-sale securities	—	1,178,357
Proceeds from the sale and repayment of real estate loans and other investments	—	141,107
Proceeds from rent enhancement	2,368	2,637
Proceeds from repayment of real estate loans	—	9,664
Cash paid to terminate swaps	(10,000)	(30,249)
Net receipts of restricted cash for investment	—	4,111
Net receipts of restricted cash from credit default swaps	10,200	13,261
Funding of real estate loans	—	(924)

Net cash provided by investing activities	3,242	1,392,124

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on settlement of derivatives	—	(10,466)
Principal repayments on collateralized debt obligations	(9,610)	(12,175)
Principal repayments on senior mortgage-backed notes, related party	—	(99,815)
Net receipts from (deposits to) restricted cash	(2)	17,266
Dividends paid	(7,473)	(41,033)
Net payments on repurchase agreements	—	(1,267,786)
Net payments on secured revolving credit facility, related party	(4,000)	(25,899)
Other	—	—

Net cash used in financing activities	(21,085)	(1,439,908)

Net decrease in cash and cash equivalents	(2,904)	(20,486)
Cash and cash equivalents at beginning of period	6,239	27,521

Cash and cash equivalents at end of period	$3,335	$7,035

Supplemental disclosure of cash flows:
Cash paid during the period for interest	$16,736	$53,715
Supplemental disclosure of noncash investing and financing activities:
Dividends declared, not yet paid	2,526	2,498
Cumulative effect upon adoption of FASB ASC 825-10-45-1	—	179,422
Classification of real estate loans as held for sale	—	20,375
Noncash component of dividends on deferred stock units	91	—

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2009
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Quarterly Presentation

        The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. These consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 2008 included in our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the "SEC").

        In the third quarter of 2009, we adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). The ASC does not alter current GAAP, but rather integrates existing accounting standards with other authoritative guidance. The ASC provides a single source of authoritative GAAP for non-governmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance. The adoption of the ASC did not have any effect on our results of operations or financial position. All prior references to GAAP have been revised to conform to the ASC. Updates to the ASC are issued in the form of Accounting Standards Updates ("ASU").

Principles of Consolidation

        Our consolidated financial statements include the accounts of Crystal River Capital, Inc., three wholly-owned subsidiaries created in connection with our collateralized debt obligations and senior mortgage-backed notes, wholly-owned subsidiaries established for financing purposes, three wholly-

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

owned subsidiaries established to own interests in real property and our domestic taxable REIT subsidiary ("TRS"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Securities

        We invest in commercial mortgage-backed securities ("CMBS"), U.S. Agency mortgage pass-through certificates, which are securities issued or guaranteed by the Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") or Government National Mortgage Association ("Ginnie Mae") and Agency Collateralized Mortgage Obligations issued by Fannie Mae or Freddie Mac backed by mortgage pass-through securities and evidenced by a series of bonds or certificates issued in multiple classes (collectively, "Agency MBS"), Non-Agency residential mortgage-backed securities ("Non-Agency RMBS", and collectively with Agency MBS, "RMBS") and other real estate debt and equity instruments. We account for our investments in CMBS, Agency MBS, RMBS, asset-backed securities ("ABS") and other real estate and equity instruments, which we refer to as our investment securities, in accordance with FASB ASC 320-10-50-2

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(previously SFAS 115). We classify our securities as available-for-sale or held-for-trading because we may dispose of them prior to maturity in response to changes in the market, liquidity needs or other events.

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

        Unrealized gains and losses for investment securities for which we have not elected the fair value option under FASB ASC 825-10-45-1 (previously SFAS 159) are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity (deficit), unless unrealized loss amounts are determined to be impaired as described below. For investment securities for which we have elected the fair value option, we reclassified these securities from available-for-sale to held-for-trading and changes in the fair value of these securities are recorded in our consolidated statements of operations. This did not result in a change to our intent as it relates to these securities. As a result of the adoption of FASB ASC 825-10-45-1 on January 1, 2008, we recorded a cumulative effect adjustment of $181,092 as an increase to stockholders' deficit and reclassified all unrealized gains on our securities that served as collateral for our CDOs to accumulated deficit from accumulated other comprehensive loss. Electing the fair value option for the investment securities and CDOs (including derivatives) for our CDO entities enables us to correlate more closely the values of the assets and liabilities that are paired within the same securitization entity and to reduce the complexity of accounting, especially for derivatives under FASB ASC 815-10-50-1 (previously SFAS 133).

        Periodically, all available-for-sale securities are evaluated for other-than-temporary impairment in accordance with FASB ASC 320-10-65-1 (previously FSP FAS 115-2), and FASB ASC 310-20-60-1 (previously EITF 99-20), as amended by FASB ASC 325-40-65-1 (previously FSP EITF 99-20-1). An impairment that is an "other-than-temporary impairment" is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the remaining life of the investment. Under the guidance of FASB ASC 320-10-65-1, should an other-than-temporary impairment be deemed to have occurred, the total other-than-temporary impairment is bifurcated into (i) the amount related to credit losses, and (ii) the amount related to all other factors. The portion of the other-than-temporary impairment related to credit losses is calculated by comparing the amortized cost of the security to the present value of cash flows expected to be collected, discounted at the security's current yield, and is recognized through earnings on the consolidated statement of operations. The portion of the other-than-temporary

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

impairment related to all other factors is recognized as a component of other comprehensive income (loss) on the consolidated balance sheet.

Real Estate Loans

        Real estate loans are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans and unfunded commitments, unless the loan is deemed to be impaired. We account for our real estate loans in accordance with FASB ASC 310-20-05-2 (previously SFAS 91).

        Real estate loans are evaluated for possible impairment on a periodic basis in accordance with FASB ASC 310-10-35-13 (previously SFAS 114). Impairment occurs when we determine it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Upon determination of impairment, we establish a reserve for loan losses and recognize a corresponding charge to the statement of operations through a provision for loan losses. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan and the value of the real estate, partnership interest or other collateral that secures the loan, current economic conditions, the potential for natural disasters, loan portfolio composition, delinquency trends, credit losses to date on underlying loans and remaining credit protection. If the credit performance of our real estate loans is different than expected, we adjust the allowance for loan losses to a level deemed appropriate by management to provide for estimated losses inherent in the real estate loan portfolio. Once a loan is 90 days or more delinquent, or a borrower declares bankruptcy, we adjust the value of our accrued interest receivable to what we believe to be collectible and stop accruing interest on that loan.

Real Estate Loans Held for Sale

        Real estate loans that we have committed to sell or that we have the intent and ability to sell in the near future are classified as real estate loans held for sale. These real estate loans are carried at the lower of cost or fair value on a loan-by-loan basis. Any market valuation adjustments on these loans are recognized in our consolidated statements of operations in accordance with FASB ASC 948-10-05-4 (previously SFAS 65). The fair value of loans held for sale is based on actual bids or, in the absence of such bids, management's discounted cash flow analysis, which utilizes spreads supplied by dealers.

Commercial Real Estate

        Commercial properties held for investment are carried at cost less accumulated depreciation. In accordance with FASB ASC 805-10-05-4 (previously SFAS 141R), upon acquisition, we allocate the purchase price to the components of the commercial properties acquired: the amount allocated to land is based on its estimated fair value; buildings and existing tenant improvements are recorded at depreciated replacement cost; above- and below-market in-place operating leases are determined based on the present value of the difference between the rents payable under the contractual terms of the leases and estimated market rents; lease origination costs for in-place operating leases are determined

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

based on the estimated costs that would be incurred to put the existing leases in place under the same terms and conditions; and tenant relationships are measured based on the present value of the estimated avoided net costs if a tenant were to renew its lease at expiry, discounted by the probability of such renewal.

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

        Properties are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. For commercial properties, an impairment loss is recognized when a property's carrying value exceeds its undiscounted future net cash flow. The impairment is measured as the amount by which the carrying value exceeds the estimated fair value. Projections of future cash flow take into account the specific business plan for each property and management's best estimate of the most probable set of economic conditions anticipated to prevail in the market. We recorded no impairment losses on our commercial real estate investments during the nine months ended September 30, 2009 or September 30, 2008.

Accounting for Derivative Financial Instruments and Hedging Activities

        We account for our derivative and hedging activities in accordance with FASB ASC 815-10-05-4 (previously SFAS 133). FASB ASC 815-10-05-4 requires us to recognize all derivative instruments at their fair value as either assets or liabilities on our balance sheet. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether we have designated it, and whether it qualifies, as part of a hedging relationship and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. We have no fair value hedges or hedges of a net investment in foreign operations as of September 30, 2009 or December 31, 2008.

        FASB ASC 815-10-65-1 (previously SFAS 161), amends and expands the disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC 815-10-65-1 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

cash flows. FASB ASC 815-10-65-1 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

        As required by FASB ASC 815-10-05-4, we record all derivatives on our balance sheet at fair value. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives also may be designated as hedges of foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting under FASB ASC 815-10-05-4.

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

Dividends to Stockholders

        We record dividends to stockholders on the declaration date. The actual dividend and its timing are at the discretion of our board of directors. We intend to pay sufficient dividends to avoid incurring any income or excise tax. During the nine months ended September 30, 2009, we declared dividends in the amount of $7,564, or $0.30 per share, of which $2,491 was distributed on April 30, 2009 to our stockholders of record as of March 31, 2009, $2,491 was distributed on July 31, 2009 to our

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

stockholders of record as of June 30, 2009, $2,491 was distributed on October 30, 2009 to our stockholders of record as of September 30, 2009 and $91 related to dividends on deferred stock units.

Trust Preferred Securities

        Trusts that we form for the sole purpose of issuing trust preferred securities are not consolidated in our financial statements in accordance with FASB ASC 810-10-25-50 (previously FIN 46R) as we have determined that we are not the primary beneficiary of such trusts. Our investment in the common securities of such trusts is carried at cost and is included in other investments in our consolidated financial statements.

Revenue Recognition

        Interest income for our investment securities and real estate loans is recognized over the life of the investment using the effective interest method and recorded on the accrual basis. Interest income on mortgage-backed securities ("MBS") is recognized using the effective interest method as required by FASB ASC 325-40-35-2 (previously EITF 99-20). Real estate loans generally are originated or purchased at or near par value, and interest income is recognized based on the effective yield method based on the terms of the loan instrument. Any loan fees or acquisition costs on originated loans or securities are capitalized and recognized as a component of interest income over the life of the investment utilizing the straight-line method, which approximates the effective interest method. None of the interest income for the nine months ended September 30, 2009 or September 30, 2008 included prepayment fees. We do not accrue interest on real estate loans that are placed on non-accrual status when collection of principal or interest is in doubt. As of January 1, 2008, a real estate construction loan was placed on non-accrual status and we recorded an additional provision for loan loss of $400 and $7,431 related to this loan during the nine months ended September 30, 2009 and 2008 as we believe that it is probable that we will not recover the entire loan balance, including the capitalized interest thereon. In addition, as of September 30, 2009, we recorded a loan loss allowance of $6,358 related to a mezzanine loan for the entire outstanding face amount of the loan and all accrued interest on the loan.

        Under FASB ASC 325-40-30-3, at the time of purchase, our management estimates the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the purchase price. As needed, we update these estimated cash flows and compute a revised yield based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans and the timing and the magnitude of credit losses on the mortgage loans underlying the securities have to be judgmentally estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our management's estimates and our interest income.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
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

        We may sell all or a portion of our real estate investments to a third party. To the extent the fair value received for an investment differs from the amortized cost of that investment and control of the asset that is sold is surrendered making it a "true sale," as defined under FASB ASC 860-20-50-8 (previously SFAS 140), a gain or loss on the sale will be recorded in the statements of operations as realized net gain (loss) on sale of investment securities, real estate loans and other investments. To the extent a real estate investment is sold that has any fees that were capitalized at the time the investment was made and were being recognized over the term of the investment, the unamortized fees are recognized at the time of sale and included in any gain or loss on sale of real estate investments.

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

Interest in Equity Investment

        We accounted for our investment in BREF One, LLC, a real estate finance fund, under the equity method of accounting since we owned more than a minor interest in the fund, but did not unilaterally control the fund and were not considered to be the primary beneficiary under FASB ASC 810-10-50-12 (previously FIN 46R). The investment was recorded initially at cost, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions to reflect the investment at its book value assuming hypothetical liquidation. In March 2008, we sold our investment in BREF One, LLC to an affiliate of our Manager, as more fully explained in Note 7.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
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

        FASB ASC 740-10-05-1 (previously SFAS 109), establishes financial accounting and reporting standards for the effect of income taxes that result from an organization's activities during the current and preceding years. FASB ASC 740-10-05-05 requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. A deferred tax asset or liability for each temporary difference is determined based upon the tax rates that the organization expects to be in effect when the underlying items of income

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and expense are realized. A deferred tax valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

        In addition, FASB ASC 740-10-05-6 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740-10-05-6 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was effective January 1, 2007. The adoption of FASB ASC 740-10-05-6 did not materially affect our consolidated financial statements.

        We have a wholly-owned domestic taxable REIT subsidiary that has made a joint election with us to be treated as our TRS. Our TRS is a separate entity subject to federal income tax under the Internal Revenue Code. For the nine months ended September 30, 2009 and 2008, we did not record any current income tax expense.

        As of September 30, 2009, we had recorded a $16,040 valuation allowance on deferred tax assets of $16,040 attributable to income tax net operating loss carryforward relating to our TRS. The valuation allowance is based on management's estimate that our TRS is not expected to generate sufficient taxable income to recover the deferred tax assets. As of September 30, 2009, we did not have a deferred tax liability. As of September 30, 2009, we had net operating loss carryforward of $35,259. Almost all of the net operating loss carryforward expires in 2027.

        Our policy for interest and penalties on material uncertain tax positions recognized in our consolidated financial statements is to classify these as interest expense and operating expense, respectively. However, in accordance with FASB ASC 740-10-05-6, we assessed our tax positions for all open tax years (Federal, years 2005 through 2008 and State, years 2005 through 2008) as of September 30, 2009, and concluded that we have no material FASB ASC 740-10-50-15 liabilities to be recognized at this time.

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

Earnings per Share

        We compute basic and diluted earnings per share in accordance with FASB ASC 260-10-50-1 (previously SFAS 128). Basic earnings per share ("EPS") is computed based on net income divided by the weighted average number of shares of common stock and other participating securities outstanding during the period. Diluted EPS is based on net income divided by the weighted average number of shares of common stock plus any additional shares of common stock attributable to stock options,

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

provided that the options have a dilutive effect. At each of September 30, 2009 and September 30, 2008, options to purchase a total of 130,000 shares of common stock have been excluded from the computation of diluted EPS as they were determined to be antidilutive.

Variable Interest Entities

        FASB ASC 810-10-50-8 (previously FIN 46) provides guidance on identifying entities for which control is achieved through means other than through voting rights and on determining when and which business enterprise should consolidate a variable interest entity ("VIE"). FASB ASC 810-10-50-8 states that a VIE is subject to consolidation if the investors in the entity being evaluated under FASB ASC 810-10-50-8 either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns. VIEs within the scope of FASB ASC 810-10-50-8 are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the VIE's expected losses, receives the majority of the VIE's expected returns, or both.

        Our ownership of the subordinated classes of CMBS and RMBS from a single issuer may provide us with the right to appoint the special servicer for the applicable trust (that special servicer will control the foreclosure/workout process on the underlying loans), which we refer to as the Controlling Class CMBS and RMBS. Currently, there are certain exceptions to the scope of FASB ASC 810-10-50-9, one of which provides that an investor that holds a variable interest in a qualifying special-purpose entity ("QSPE") is not required to consolidate that entity unless the investor has the unilateral ability to cause the entity to liquidate. FASB ASC 860-10-05-4 (previously SFAS 140) sets forth the requirements for an entity to qualify as a QSPE. To maintain the QSPE exception, the special-purpose entity ("SPE") must initially meet the QSPE criteria and must continue to satisfy such criteria in subsequent periods. An SPE's QSPE status can be impacted in future periods by activities undertaken by its transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent that our CMBS or RMBS investments were issued by an SPE that meets the QSPE requirements, we record those investments at the purchase price paid. To the extent the underlying SPEs do not satisfy the QSPE requirements, we follow the guidance set forth in FASB ASC 810-10-50-8 as the SPEs would be determined to be VIEs.

        We have analyzed the pooling and servicing agreements governing each of our Controlling Class CMBS and RMBS investments for which we own a greater than 50% interest in the subordinated class and we believe that the terms of those agreements are industry standard and are consistent with the QSPE criteria. We also have evaluated each of our Controlling Class CMBS and RMBS investments as if the SPEs that issued such securities are not QSPEs. Using the fair value approach to calculate expected losses or residual returns, we have concluded that we would not be the primary beneficiary of any of the underlying SPEs. To the extent that there are subsequent changes in the structure of these SPEs (which we believe occur infrequently), we would have to reconsider whether we are the primary beneficiary. If we are deemed to be the primary beneficiary, we would have to consolidate the assets, liabilities and operations of the respective securitization trust. In June 2009, the FASB issued SFAS 167, as defined below, which amends the consolidation guidance applicable to VIEs. We currently are evaluating the impact that the new guidance will have on our investment portfolio.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Our maximum exposure to loss as a result of our investment in QSPEs totaled $776 as of September 30, 2009.

        The financing structures that we offer to the borrowers on certain of our real estate loans involve the creation of entities that could be deemed VIEs and therefore, could be subject to FASB ASC 810-10-25-50. Our management has evaluated our real estate loans and has concluded that none of the real estate loans are VIEs that are subject to the consolidation rules of FASB ASC 810-10-05-8. See Note 5.

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

        We invest in CMBS and RMBS that are issued by special purpose securitization entities. Prior to FASB ASC 810-10-05-8, we measured variability by using both interest rate and credit risk to determine whether we are the primary beneficiary of such securitization entities. After the effective date of FASB ASC 810-10-05-8, credit risk now serves as the primary measurement of variability of return.

        In March 2007, we formed Crystal River Preferred Trust I (the "Trust") for the purpose of issuing trust preferred securities ("TruPS"). We do not consolidate the Trust because we have determined that we are not the primary beneficiary as we have no equity at risk.

        From the initial date of our involvement with the VIEs discussed in the preceding three paragraphs, we have had no reconsideration events with respect to our CDOs, CMBS, RMBS and TruPS. We have made no additional contributions to these VIEs since inception/purchase nor have the VIEs' governing instruments or contractual arrangements changed in a manner that changes the characteristics or adequacy of the equity investment that we have at risk in those VIEs. Our CMBS and RMBS assets and CDO and TruPS liabilities were financed at inception through our issuance of debt or equity and we have not incurred any subsequent financing in relation thereto. We have not provided financial or other support to any of these VIE entities during the nine months ended September 30, 2009.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table summarizes our involvement with these variable interest entities:

					Variable Interest Entities
			For the Nine Months Ended September 30, 2009		Current Face Amount of Assets held by the Company		Current Face Amount of Liabilities issued by the Company
	As of September 30, 2009							Current Face Amount of Liabilities issued by the VIE
						Current Face Amount of Assets within the VIE
			Interest Income(1)	Interest Expense(1)
	Assets	Liabilities
Consolidated VIEs
CDO I
CMBS	$8,161	$—	$2,965	$—	$133,350	$17,692,835	$—	$17,692,835
Non-Agency RMBS	3,010	—	2,704	—	104,631	10,862,061	—	10,862,061
CDOs	—	10,592	—	2,342	—	133,908	133,908	284,606
CDO II
CMBS	38,141	—	12,255	—	390,086	98,044,834	—	98,044,834
CDOs	—	32,656	—	2,240	—	323,510	323,510	388,892

Total	$49,312	$43,248	$17,924	$4,582	$628,067	$127,057,148	$457,418	$127,273,228

Unconsolidated VIEs
CMBS	$12,183	$—	$7,196	$—	$293,919	$58,406,432	$—	$58,238,973
Non-Agency RMBS	2,333	—	2,178	—	60,044	15,881,778	—	15,881,778
TruPS	—	51,550	—	2,969	1,550	51,550	51,550	51,550

Total	$14,516	$51,550	$9,374	$2,969	$355,513	$74,339,760	$51,550	$74,172,301

(1)
The net cash flow to the Company from these VIEs was $28,301 for the nine months ended September 30, 2009.

        Our maximum exposure to loss with respect to these VIEs as of September 30, 2009 was $63,828.

Stock Based Compensation

        We account for stock-based compensation in accordance with the provisions of FASB ASC 718-10-10-2 (previously SFAS 123R), which establishes accounting and disclosure requirements using fair value based methods of accounting for stock-based compensation plans. Compensation expense related to grants of stock and stock options are recognized ratably over the vesting period of such grants based on the estimated fair value on the grant date.

        Stock compensation awards granted to the Manager and certain employees of the Manager's affiliates are accounted for in accordance with FASB ASC 505-50-30-11 (previously EITF 96-18), which requires us to measure the fair value of the equity instrument using the stock prices and other measurement assumptions as of the earlier of either the date at which a performance commitment by the counterparty is reached or the date at which the counterparty's performance is complete.

Concentration of Credit Risk and Other Risks and Uncertainties

        A significant portion of our investments are concentrated in MBS that pass through collections of principal and interest from the underlying mortgages and there is a risk that some borrowers on the

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

underlying mortgages will default. Therefore, MBS bear exposure to credit losses. Our maximum exposure to loss due to credit risk if all parties to our investment securities failed completely to perform according to the terms of the contracts as of September 30, 2009 is $63,828. Our real estate loans and other investments also bear exposure to credit losses. Our maximum exposure to loss due to credit risk if parties to our real estate loans, including real estate loans held for sale, and other investments failed completely to perform according to the terms of the loans and other agreements as of September 30, 2009 is $9,128.

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

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        FASB ASC 860-10-55-54 (previously FSP FAS 140-3) relates to repurchase financings for financial assets previously transferred between the same counterparties, that is entered into contemporaneously with, or in contemplation of, the initial transfer. FASB ASC 860-10-55-54 establishes criteria to determine the accounting treatment of transactions involving the transfer, and subsequent repurchase financing, of financial assets with the same counterparty. Transactions that do not meet the criteria of FASB ASC 860-10-55-54 do not qualify for QSPE accounting treatment under FASB ASC 860-10-15-3 and will be treated as a derivative, requiring further evaluation under FASB ASC 815-10-05-2 (previously SFAS 133). We did not enter into any repurchase financing transactions during the nine months ended September 30, 2009.

Segment Reporting

        FASB ASC 280-10-50-20 (previously SFAS 131), establishes standards on reporting operating segments in interim and annual financial reports. FASB ASC 280-10-50-20 defines an operating segment as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision making group, to evaluate performance and make operating decisions. We have identified our chief operating decision-maker as our chief executive officer. We have determined that we operate in two reportable segments: a Securities, Loans and Other Investments segment and a Commercial Real Estate segment. The reportable segments were determined based on the allocation of our investment portfolio between investment activity and commercial real estate operations in which separate performance data is produced and analyzed by management and the chief operating decision-maker.

Recently Adopted Accounting Pronouncements

        FASB ASC 810-10-65-1 (previously SFAS 160, which the FASB issued in December 2007) clarifies the classification of non-controlling interests in consolidated statements of financial position and the accounting for and reporting of transactions between a company and holders of such non-controlling interests. Under FASB ASC 810-10-65-1, non-controlling interests are considered equity and should be reported as an element of consolidated equity. The current practice of classifying minority interests within a mezzanine section of the statement of financial position will be eliminated. Under FASB ASC 810-10-65-1, net income will encompass the total income of all consolidated subsidiaries and will require separate disclosure on the face of the statements of operations of income (loss) attributable to the controlling and non-controlling interests. Increases and decreases in the non-controlling ownership interest amount will be accounted for as equity transactions. When a subsidiary is deconsolidated, any retained, non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary must be measured at fair value. FASB ASC 810-10-65-1 is effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. The adoption of FASB ASC 810-10-65-1 did not have a material impact on our consolidated financial statements.

        FASB ASC 860-10-55-54 (previously FSP FAS 140-3, which the FASB issued in February 2008) relates to repurchase financings for financial assets previously transferred between the same counterparties that are entered into contemporaneously with, or in contemplation of, the initial

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

transfer. FASB ASC 860-10-55-54 establishes criteria to determine the accounting treatment of transactions involving the transfer, and subsequent repurchase financing, of financial assets with the same counterparty. Transactions that do not meet the criteria of FASB ASC 860-10-55-54 do not qualify for QSPE accounting treatment under FASB ASC 860-10-15-3 and will be treated as derivatives requiring further evaluation under FASB ASC 860-10-55-54 (previously SFAS 133). FASB ASC 860-10-55-54 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. The adoption of FASB ASC 860-10-55-54 did not have a material impact on our consolidated financial statements.

        FASB ASC 815-10-65-1 (previously SFAS 161, which the FASB issued in March 2008) amended and expanded the disclosure requirements for derivative instruments and hedging activities. FASB ASC 815-10-65-1 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FASB ASC 815-10-65-1 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. We adopted FASB ASC 815-10-65-1 at the beginning of the first quarter of 2009, and we have included the expanded disclosures required by that statement.

        FASB ASC 260-10-45-60 (previously FSP EITF 03-6-1, which the FASB issued in June 2008) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method in accordance with FASB ASC 260-10-50-1 (previously SFAS 128). These provisions of FASB ASC 260-10-45-60 are effective for fiscal years beginning after November 15, 2008 and earlier application is prohibited. The adoption of FASB ASC 260 did not have a material impact on our consolidated financial statements.

        FASB ASC 815-10-65-1 (previously FSP FAS 133-1 and FIN 45-4, each of which the FASB issued in September 2008), which requires additional disclosures for sellers of credit derivative instruments and certain guarantees. FASB ASC 815-10-50-4A requires the disclosure of the maximum potential amount of future payments, the related fair value and the current status of the payment/performance risk for certain guarantees and credit derivatives sold. FASB ASC 815-10-65-1 is effective for the first reporting period (interim or annual) ending after November 15, 2008. The adoption of these provisions of FASB ASC 815-10-65-1 did not have a material impact on our consolidated financial statements.

        FASB ASC 860-10-50-3 (previously FSP FAS 140-4 and FIN 46(R)-8, which the FASB issued in December 2008) requires public entities to provide additional disclosures regarding transfers of financial assets and amends FASB ASC 810-10-25-50 (previously FIN 46R) to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with VIEs. FASB ASC 860-10-50-3 is effective for the first reporting period (interim or annual) ending after December 15, 2008. The adoption of these provisions of FASB ASC 860-10-50-3 did not have a material impact on our consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        FASB ASC 325-40-65-1 (previously FSP EITF 99-20-1, which the FASB issued in January 2009, and EITF 99-20) amends the impairment guidance to align it with the impairment guidance within FASB ASC 320-10-50-5 (previously SFAS 115) by removing from FASB ASC 325-40-65-1 the requirement to place exclusive reliance on market participants' assumptions about future cash flows when evaluating an asset for other-than-temporary impairment. The standard now requires that assumptions about future cash flows consider reasonable management judgment about the probability that the holder of an asset will be unable to collect all amounts due. These provisions of FASB ASC 325-40-65-1 are effective for interim and annual reporting periods ending after December 15, 2008. The adoption of these provisions of FASB ASC 325-40-65-1 did not have a material impact on our consolidated financial statements.

        FASB ASC 805-10-05-2 (previously FSP FAS 141(R)-1, which the FASB issued in April 2009) addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. These provisions of FASB ASC 805-10-05-2 are effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of these provisions of FASB ASC 805-10-05-2 did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued three ASCs, which included: (i) FASB ASC 320-10-65-1 (previously FSP FAS 115-2), (ii) FASB ASC 820-10-65-4 (previously FSP FAS 157-4), and (iii) FASB ASC 825-10-65-1 (previously FSP FAS 107-1). All three of these standards are effective for periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of FASB ASC 320-10-65-1, 820-10-50-2 and 825-10-65-1 is required to occur concurrently. Accordingly, we adopted all three of these standards as of April 1, 2009.

        FASB ASC 320-10-65-1 (previously FSP FAS 115-2) provides additional guidance for other-than-temporary impairments on debt securities. In addition to existing guidance, under FASB ASC 320-10-65-1, an other-than-temporary impairment is deemed to exist if an entity does not expect to recover the entire amortized cost basis of a security. As discussed above, FASB ASC 320-10-65-1 provides for the bifurcation of other-than-temporary impairments into (i) amounts related to credit losses which are recognized through earnings, and (ii) amounts related to all other factors which are recognized as a component of other comprehensive income. The adoption of FASB ASC 320-10-65-1 required a reassessment of the cost basis of all our available-for-sale securities for which other-than-temporary impairments were recorded, and resulted in a cumulative effect adjustment of $72,126 that was reclassified from retained deficit to accumulated other comprehensive loss on our consolidated balance sheet. In addition, we reassessed the cost basis of our held-for-trading securities under the guidance of FASB ASC 320-10-65-1 to reflect a consistent approach to reporting interest income on such securities. As a result of this reassessment, we recorded an increase in the cost basis and a corresponding adjustment to unrealized gain (loss) in the amount of $283,116 to our held-for-trading securities. Further, FASB ASC 320-10-65-1 requires certain disclosures for securities, which are included in Note 4 to these consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        FASB ASC 820-10-65-4 (previously FSP FAS 157-4) provides additional guidance for fair value measures under FASB ASC 820-10-65-4 in determining if the market for an asset or liability is inactive and, accordingly, if quoted market prices may not be indicative of fair value. The adoption of FASB ASC 820-10-65-4 did not have a material impact on our consolidated financial statements.

        FASB ASC 825-10-65-1 (previously FSP FAS 107-1) extends the existing disclosure requirements related to the fair value of financial instruments to interim periods in addition to annual financial statements. The adoption of FASB ASC 825-10-65-1 did not have a material impact on our consolidated financial statements. The disclosure requirements under FASB ASC 825-10-65-1 are included in Note 17 to these consolidated financial statements.

        In May 2009, the FASB issued FASB ASC 855-10-05-1 (previously SFAS 165). FASB ASC 855-10-05-1 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. FASB ASC 855-10-05-1 is effective for interim periods and fiscal years ended after June 15, 2009. The adoption of FASB ASC 855-10-05-1 did not have a material effect on our consolidated financial statements. The disclosure requirements are included in Note 18 to these consolidated financial statements.

        In June 2009, the FASB issued FASB ASC 105-10-05-1 (previously SFAS 168). FASB ASC 105-10-05-1 establishes the ASC as the source of authoritative GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC), which are sources of authoritative GAAP for SEC registrants. FASB ASC 105-10-05-1 is effective for financial statements issued for interim and fiscals years ending after September 15, 2009. The adoption of the ASC was not intended to change or alter existing GAAP and therefore did not have any impact on our financial statements. References to the relevant ASC section and the previously existing GAAP standard have been provided for accounting standards adopted prior to the effective date of the ASC.

Recent Accounting Pronouncements Not Yet Adopted

        In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 ("SFAS 166"). SFAS 166 amends the derecognition accounting and disclosure guidance relating to FASB ASC 860-10-05-1 (previously SFAS 140). SFAS 166 eliminates the exemption from consolidation for QSPEs; it also requires a transferor to evaluate all existing QSPEs to determine whether those QSPEs must be consolidated in accordance with SFAS 167, as defined below. SFAS 166 is effective for financial asset transfers occurring after an entity's first fiscal year beginning after November 15, 2009. We are currently evaluating the impact that SFAS 166 may have on our consolidated financial position, results of operations and cash flows. SFAS 166 will be incorporated into the ASC through an ASU.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS 167"), which amends the consolidation guidance applicable to VIEs. The amendments to the

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

consolidation guidance affect all entities currently within the scope of FASB ASC 810-10-05-8 (previously FIN 46(R)), as well as QSPEs that currently are excluded from the scope of FASB ASC 810-10-05-8 (previously FIN 46(R)). SFAS 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that SFAS 167 may have on our consolidated financial position, results of operations and cash flows. SFAS 167 will be incorporated into the ASC through an ASU.

Presentation

        Certain reclassifications have been made in the presentation of the prior periods consolidated financial statements to conform to the September 2009 presentation.

3. FAIR VALUE HIERARCHY

Fair Value on a Recurring Basis

        The following tables set forth by level within the fair value hierarchy our assets and liabilities accounted for at fair value on a recurring basis under FASB ASC 815-15-25-4 (previously SFAS 155) and FASB ASC 825-10-50-8 (previously SFAS 159) as of September 30, 2009 and December 31, 2008. As required by FASB ASC 820-10-50-1 (previously SFAS 157), assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements as of September 30, 2009
	Level 1	Level 2	Level 3	Total
Assets accounted for at fair value:
Investment securities	$—	$—	$63,828	$63,828
Derivative assets	—	—	—	—

Total assets at fair value	$—	$—	$63,828	$63,828

Liabilities accounted for at fair value:
Collateralized debt obligations	$—	$—	$43,248	$43,248
Derivative liabilities	—	—	40,553	40,553

Total liabilities at fair value	$—	$—	$83,801	$83,801

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
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

        The following is a summary of our investment securities based on the lowest level input that is significant to each security's fair value measurement in its entirety as of September 30, 2009 and December 31, 2008.

	Investment Securities at Fair Value as of September 30, 2009
Security Description	Level 1	Level 2	Level 3	Total
CMBS	$—	$—	$58,485	$58,485
Non-Agency RMBS	—	—	5,343	5,343

Total investment securities at fair value	$—	$—	$63,828	$63,828

Level 3 assets for which we do not bear direct economic exposure(1)			49,312

Level 3 assets for which we bear direct economic exposure			$14,516

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
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

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

Level 3 Gains and Losses

        The table below sets forth a summary of changes in the fair value of our assets with significant valuation inputs classified as Level 3 for the nine months ended September 30, 2009.

	Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Investment securities— available-for- sale	Investment securities— held-for-trading at FVO	Total
Balance, December 31, 2008	$21,615	$51,301	$72,916
Total net gains or losses on assets still held at September 30, 2009:
Included in earnings—interest income	(3,476)	(4,549)	(8,025)
Included in earnings—impairments	(66,209)	—	(66,209)
Included in earnings—mark to market on held-for-trading securities (FVO)	—	4,228	4,228
Included in earnings—other	(839)	(621)	(1,460)
Included in accumulated other comprehensive income (loss)	65,234	—	65,234
Total net gains or losses on assets disposed/redeemed during the period:
Included in earnings—interest income	(389)	(139)	(528)
Included in earnings—impairments	(640)	—	(640)
Included in earnings—mark to market on held-for-trading securities (FVO)	—	249	249
Included in earnings—other	(2,289)	(433)	(2,722)
Included in accumulated other comprehensive income (loss)	1,541	—	1,541
Net purchases, dispositions and settlements	(329)	(427)	(756)
Transfers in and/or out of Level 3	—	—	—

Balance, September 30, 2009	$14,219	$49,609	$63,828

        During the nine months ended September 30, 2009, our assets measured at fair value on a recurring basis reflected as Level 3 decreased, largely as a result of principal repayments on CMBS and Non-Agency RMBS totaling $756 and spread widening on our CMBS and Non-Agency RMBS. A significant amount of our investment securities are reflected as Level 3 as a result of the reduction of liquidity in the capital markets that has resulted in a decrease in the observability of the significant inputs used in determining fair value.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our assets with significant valuation inputs classified as Level 3 for the nine months ended September 30, 2008.

	Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Investment securities— available-for- sale	Investment securities— held-for-trading at FVO	Total
Balance, January 1, 2008	$169,883	$398,681	$568,564
Total net gains or losses on assets still held at September 30, 2008:
Included in earnings—interest income	2,846	12,739	15,585
Included in earnings—impairments	(112,340)	—	(112,340)
Included in earnings—mark to market on held-for-trading securities (FVO)	—	(268,005)	(268,005)
Included in earnings—other	(963)	—	(963)
Included in accumulated other comprehensive income (loss)	692	—	692
Total net gains or losses on assets disposed/redeemed during the period:
Included in earnings—interest income	(26)	—	(26)
Included in earnings—realized loss on sale	(1,894)	—	(1,894)
Included in accumulated other comprehensive income (loss)	(13)	—	(13)
Net purchases, dispositions and settlements	(6,008)	(4,225)	(10,233)
Transfers in and/or out of Level 3	—	—	—

Balance, September 30, 2008	$52,177	$139,190	$191,367

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

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our assets with significant valuation inputs classified as Level 3 for the three months ended September 30, 2009.

	Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Investment securities— available-for- sale	Investment securities— held-for-trading at FVO	Total
Balance, June 30, 2009	$14,540	$42,713	$57,253
Total net gains or losses on assets still held at September 30, 2009:
Included in earnings—interest income	(1,425)	(3,160)	(4,585)
Included in earnings—impairments	(46,205)	—	(46,205)
Included in earnings—mark to market on held-for-trading securities (FVO)	—	10,625	10,625
Included in earnings—other	105	(173)	(68)
Included in accumulated other comprehensive income (loss)	48,780	—	48,780
Total net gains or losses on assets disposed/redeemed during the period:
Included in earnings—interest income	(388)	(77)	(465)
Included in earnings—impairments	(511)	—	(511)
Included in earnings—mark to market on held-for-trading securities (FVO)	—	251	251
Included in earnings—other	(1,658)	(370)	(2,028)
Included in accumulated other comprehensive income (loss)	1,101	—	1,101
Net purchases, dispositions and settlements	(120)	(200)	(320)
Transfers in and/or out of Level 3	—	—	—

Balance, September 30, 2009	$14,219	$49,609	$63,828

        During the three months ended September 30, 2009, our assets measured at fair value on a recurring basis reflected as Level 3 decreased, largely as a result of principal repayments on CMBS and Non-Agency RMBS totaling $320 and spread widening on our CMBS and Non-Agency RMBS. A significant amount of our investment securities are reflected as Level 3 as a result of the reduction of liquidity in the capital markets that has resulted in a decrease in the observability of the significant inputs used in determining fair value.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our assets with significant valuation inputs classified as Level 3 for the three months ended September 30, 2008.

	Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Investment securities— available-for- sale	Investment securities— held-for-trading at FVO	Total
Balance, June 30, 2008	$80,577	$215,259	$295,836
Total net gains or losses on assets still held at September 30, 2008:
Included in earnings—interest income	13	2,924	2,937
Included in earnings—impairments	(26,876)	—	(26,876)
Included in earnings—mark to market on held-for-trading securities (FVO)	—	(77,801)	(77,801)
Included in earnings—other	(410)	—	(410)
Included in accumulated other comprehensive income (loss)	(1,033)	—	(1,033)
Total net gains or losses on assets disposed/redeemed during the period:
Included in earnings—interest income	—	—	—
Included in earnings—realized loss on sale	—	—	—
Included in accumulated other comprehensive income (loss)	—	—
Net purchases, dispositions and settlements	(94)	(1,192)	(1,286)
Transfers in and/or out of Level 3	—	—	—

Balance, September 30, 2008	$52,177	$139,190	$191,367

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

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our liabilities with significant valuation inputs classified as Level 3 for the nine months ended September 30, 2009.

	Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Derivative Liabilities	Collateralized Debt Obligations	Total
Balance, December 31, 2008	$57,280	$45,429	$102,709
Total net gains or losses (realized/unrealized) still held at September 30, 2009:
Included in earnings—mark to market on collateralized debt obligations	—	7,429	7,429
Included in earnings—realized and unrealized gain on derivatives	(6,727)	—	(6,727)
Net issuances, dispositions and settlements	(10,000)	(9,610)	(19,610)
Transfers in and/or out of Level 3	—	—	—

Balance, September 30, 2009	$40,553	$43,248	$83,801

        During the nine months ended September 30, 2009, our liabilities measured at fair value on a recurring basis reflected as Level 3 decreased, largely due to unrealized gains on our interest rate swaps and payments in respect of our credit default swaps, which we refer to as CDS.

        The table below sets forth a summary of changes in the fair value of our liabilities with significant valuation inputs classified as Level 3 for the nine months ended September 30, 2008.

	Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Derivative Liabilities	Collateralized Debt Obligations	Total
Balance, January 1, 2008	$32,908	$299,034	$331,942
Total net gains or losses (realized/unrealized) still held at September 30, 2008:
Included in earnings—mark to market on collateralized debt obligations	—	(133,497)	(133,497)
Included in earnings—realized and unrealized loss on derivatives	5,593	—	5,593
Net issuances, dispositions and settlements	(19,780)	(12,175)	(31,955)
Transfers in and/or out of Level 3	232	—	232

Balance, September 30, 2008	$18,953	$153,362	$172,315

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        During the nine months ended September 30, 2008, our liabilities measured at fair value on a recurring basis reflected as Level 3 decreased, largely due to the decrease in valuation of our CDO obligations which are based on non-binding broker quotes. In addition, we reclassified our CDS as Level 3 liabilities as a result of the reduction of liquidity in the capital markets that has resulted in a decrease in the observability of the significant inputs used in determining fair value, offset in part be derivative liabilities that we closed out during the nine month period.

        The table below sets forth a summary of changes in the fair value of our liabilities with significant valuation inputs classified as Level 3 for the three months ended September 30, 2009.

	Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Derivative Liabilities	Collateralized Debt Obligations	Total
Balance, June 30, 2009	$30,752	$40,538	$71,290
Total net gains or losses (realized/unrealized) still held at September 30, 2009:
Included in earnings—mark to market on collateralized debt obligations	—	4,921	4,921
Included in earnings—realized and unrealized gain on derivatives	9,801	—	9,801
Net issuances, dispositions and settlements	—	(2,211)	(2,211)
Transfers in and/or out of Level 3	—	—	—

Balance, September 30, 2009	$40,553	$43,248	$83,801

        During the three months ended September 30, 2009, our liabilities measured at fair value on a recurring basis reflected as Level 3 decreased, largely due to unrealized gains on our interest rate swaps and payments in respect of our credit default swaps, which we refer to as CDS.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our liabilities with significant valuation inputs classified as Level 3 for the three months ended September 30, 2008.

	Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Derivative Liabilities	Collateralized Debt Obligations	Total
Balance, June 30, 2008	$18,811	$204,769	$223,580
Total net gains or losses (realized/unrealized) still held at September 30, 2008:
Included in earnings—mark to market on collateralized debt obligations	—	(45,496)	(45,496)
Included in earnings—realized and unrealized loss on derivatives	142	—	142
Net issuances, dispositions and settlements	—	(5,911)	(5,911)
Transfers in and/or out of Level 3	—	—	—

Balance, September 30, 2008	$18,953	$153,362	$172,315

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

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our investment securities with significant valuation inputs classified as Level 3 for the nine months ended September 30, 2009.

	Investment Securities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	CMBS	Non-Agency RMBS	Total
Balance, December 31, 2008	$58,093	$14,823	$72,916
Total net gains/losses on securities still held at end of period:
Included in earnings—interest income	(6,194)	(1,831)	(8,025)
Included in earnings—impairments	(57,880)	(8,329)	(66,209)
Included in earnings—mark to market on held-for-trading securities (FVO)	6,639	(2,411)	4,228
Included in earnings—other	(166)	(1,294)	(1,460)
Included in accumulated other comprehensive income (loss)	57,993	7,241	65,234
Total net gains (losses) on securities disposed/redeemed during period:
Included in earnings—interest income	—	(528)	(528)
Included in earnings—realized gain (loss) on sale	—	—	—
Included in earnings—impairments	—	(640)	(640)
Included in earnings—mark to market on held-for-trading securities (FVO)	—	249	249
Included in earnings—other	—	(2,722)	(2,722)
Included in accumulated other comprehensive income (loss)	—	1,541	1,541
Net purchases, dispositions and settlements	—	(756)	(756)
Transfers in and/or out of Level 3	—	—	—

Balance, September 30, 2009	$58,485	$5,343	$63,828

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our investment securities with significant valuation inputs classified as Level 3 for the nine months ended September 30, 2008.

	Investment Securities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	CMBS	Non-Agency RMBS	Preferred Stock	Total
Balance, January 1, 2008	$399,410	$168,422	$732	$568,564
Total net gains/losses on securities still held at end of period:
Included in earnings—interest income	7,493	8,092	—	15,585
Included in earnings—impairments	(56,330)	(54,870)	(1,140)	(112,340)
Included in earnings—mark to market on held-for-trading securities (FVO)	(188,099)	(79,906)	—	(268,005)
Included in earnings—other	—	(963)	—	(963)
Included in accumulated other comprehensive income (loss)	605	(321)	408	692
Total net gains (losses) on securities disposed/redeemed during period:
Included in earnings—interest income	16	(42)	—	(26)
Included in earnings—realized gain (loss) on sale	(1,894)	—	—	(1,894)
Included in accumulated other comprehensive income (loss)	2	(15)	—	(13)
Net purchases, dispositions and settlements	(2,576)	(7,657)	—	(10,233)
Transfers in and/or out of Level 3	—	—	—	—

Balance, September 30, 2008	$158,627	$32,740	$—	$191,367

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our investment securities with significant valuation inputs classified as Level 3 for the three months ended September 30, 2009.

	Investment Securities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	CMBS	Non-Agency RMBS	Total
Balance, June 30, 2009	$50,297	$6,956	$57,253
Total net gains/losses on securities still held at end of period:
Included in earnings—interest income	(3,846)	(739)	(4,585)
Included in earnings—impairments	(45,143)	(1,062)	(46,205)
Included in earnings—mark to market on held-for-trading securities (FVO)	10,218	407	10,625
Included in earnings—other	(166)	98	(68)
Included in accumulated other comprehensive income (loss)	47,125	1,655	48,780
Total net gains (losses) on securities disposed/redeemed during period:
Included in earnings—interest income	—	(465)	(465)
Included in earnings—realized gain (loss) on sale	—	—	—
Included in earnings—impairments	—	(511)	(511)
Included in earnings—mark to market on held-for-trading securities (FVO)	—	251	251
Included in earnings—other	—	(2,028)	(2,028)
Included in accumulated other comprehensive income (loss)	—	1,101	1,101
Net purchases, dispositions and settlements	—	(320)	(320)
Transfers in and/or out of Level 3	—	—	—

Balance, September 30, 2009	$58,485	$5,343	$63,828

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our investment securities with significant valuation inputs classified as Level 3 for the three months ended September 30, 2008.

	Investment Securities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	CMBS	Non-Agency RMBS	Preferred Stock	Total
Balance, June 30, 2008	$241,685	$54,127	$24	$295,836
Total net gains/losses on securities still held at end of period:
Included in earnings—interest income	1,365	1,572	—	2,937
Included in earnings—impairments	(17,843)	(9,009)	(24)	(26,876)
Included in earnings—mark to market on held-for-trading securities (FVO)	(65,768)	(12,033)	—	(77,801)
Included in earnings—other	—	(410)	—	(410)
Included in accumulated other comprehensive income (loss)	(995)	(38)	—	(1,033)
Total net gains (losses) on securities disposed/redeemed during period:
Included in earnings—interest income	—	—	—	—
Included in earnings—realized gain (loss) on sale	—	—	—	—
Included in accumulated other comprehensive income (loss)	—	—	—	—
Net purchases, dispositions and settlements	183	(1,469)	—	(1,286)
Transfers in and/or out of Level 3	—	—	—	—

Balance, September 30, 2008	$158,627	$32,740	$—	$191,367

Valuation Techniques

        In accordance with FASB ASC 820-10-50-1 (previously SFAS 157), valuation techniques used for assets and liabilities accounted for at fair value are generally categorized into three types:

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

September 30, 2009
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

        The three approaches described within FASB ASC 820-10-50-1 (previously SFAS 157) are consistent with generally accepted valuation methodologies. While all three approaches are not applicable to all assets or liabilities accounted for at fair value, where appropriate and possible, one or more valuation techniques may be used. The selection of the valuation method(s) to apply considers the definition of an exit price and the nature of the asset or liability being valued and significant expertise and judgment is required. For assets and liabilities accounted for at fair value, excluding real estate held for sale, valuation techniques generally are a combination of the market and income approaches. Real estate held for sale valuation techniques generally combine income and cost approaches. For the nine months ended September 30, 2009, the application of valuation techniques applied to similar assets and liabilities has been consistent.

Fair Value on a Non-Recurring Basis

        Certain assets are measured at fair value on a non-recurring basis and are not included in the tables above. These assets include real estate loans and real estate loans held for sale that are reported at lower of cost or market and loans held for sale that initially were measured at cost and have been written down to fair value as a result of being designated for sale. The following table shows the hierarchy for those assets measured at fair value on a non-recurring basis as of September 30, 2009.

	Assets Measured at Fair Value on a Non-Recurring Basis Using Significant Unobservable Inputs (Level 3) as of September 30, 2009
Asset Description	Level 1	Level 2	Level 3	Total
Real estate loans	$—	$—	$—	$—
Real estate loans held for sale	—	—	5,058	5,058

Total assets at fair value	$—	$—	$5,058	$5,058

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
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

        Real estate loans held for sale—We designated one mezzanine loan as being held for sale as of September 30, 2009 as we have committed to sell it, or we have the intent and ability to sell it in the near future. The fair value of the mezzanine loan held for sale was based on management's discounted cash flow analysis that utilized spreads supplied by dealers.

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

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

Fair Value Option

        The following reflects the assets and liabilities accounted for under the fair value option and the change in fair value recorded in our consolidated statement of operations:

		Changes in Fair Values for the Nine Months Ended September 30, 2009, For Items Measured at Fair Value Pursuant to the Election of the Fair Value Option
	Fair Value Option September 30, 2009	Interest Income(1)	Net Mark to Market Adjustments on Investment Securities— Held-for- Trading	Net Mark to Market Adjustments on Collateralized Debt Obligations
Assets accounted for under the fair value option:
Held-for-trading securities:
CMBS	$46,599	$(3,790)	$6,639	$—
Non-Agency RMBS	3,010	(759)	(2,162)	—

	$49,609	$(4,549)	$4,477	$—

Liabilities accounted for under the fair value option:
Collateralized debt obligations	$43,248	$—	$—	$(7,429)

(1)
Represents accretion of net discount only.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

		Changes in Fair Values for the Nine Months Ended September 30, 2008, For Items Measured at Fair Value Pursuant to the Election of the Fair Value Option
	Fair Value Option September 30, 2008	Interest Income(1)	Net Mark to Market Adjustments on Investment Securities— Held-for- Trading	Net Mark to Market Adjustments on Collateralized Debt Obligations
Assets accounted for under the fair value option:
Held-for-trading securities:
CMBS	$121,093	$7,293	$(188,099)	$—
Non-Agency RMBS	18,097	5,446	(79,906)	—

	$139,190	$12,739	$(268,005)	$—

Liabilities accounted for under the fair value option:
Collateralized debt obligations	$153,362	$—	$—	$133,497

(1)
Represents accretion of net discount only.

		Changes in Fair Values for the Three Months Ended September 30, 2009, For Items Measured at Fair Value Pursuant to the Election of the Fair Value Option
	Fair Value Option September 30, 2009	Interest Income(1)	Net Mark to Market Adjustments on Investment Securities— Held-for- Trading	Net Mark to Market Adjustments on Collateralized Debt Obligations
Assets accounted for under the fair value option:
Held-for-trading securities:
CMBS	$46,599	$2,675	$10,218	$—
Non-Agency RMBS	3,010	485	658	—

	$49,609	$3,160	$10,876	$—

Liabilities accounted for under the fair value option:
Collateralized debt obligations	$43,248	$—	$—	$(4,921)

(1)
Represents accretion of net discount only.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

		Changes in Fair Values for the Three Months Ended September 30, 2008, For Items Measured at Fair Value Pursuant to the Election of the Fair Value Option
	Fair Value Option September 30, 2008	Interest Income(1)	Net Mark to Market Adjustments on Investment Securities— Held-for- Trading	Net Mark to Market Adjustments on Collateralized Debt Obligations
Assets accounted for under the fair value option:
Held-for-trading securities:
CMBS	$121,093	$1,779	$(65,768)	$—
Non-Agency RMBS	18,097	1,145	(12,033)	—

	$139,190	$2,924	$(77,801)	$—

Liabilities accounted for under the fair value option:
Collateralized debt obligations	$153,362	$—	$—	$45,496

(1)
Represents accretion of net discount only.

        Total financial assets at fair value classified within Level 3 were $68,886 and $78,374 as of September 30, 2009 and December 31, 2008, respectively. Such amounts represent 17% and 17% of "Total assets" on the consolidated balance sheet as of September 30, 2009 and December 31, 2008, respectively. Excluding assets for which we do not bear direct economic exposure, Level 3 assets were 4% and 5% of "Total assets" as of September 30, 2009 and December 31, 2008, respectively.

        Total financial liabilities at fair value classified within Level 3 were $83,801 and $102,709 as of September 30, 2009 and December 31, 2008, respectively. Such amounts represent 18% and 21% of "Total liabilities" on the consolidated balance sheets as of September 30, 2009 and December 31, 2008, respectively.

        As of September 30, 2009 and December 31, 2008, our CDO notes had a face value of $457,418 and $467,027, respectively, and fair value of $43,248 and $45,429, respectively.

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

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

3. FAIR VALUE HIERARCHY (Continued)

receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

        To comply with the provisions of FASB ASC 820-10-50-9 (previously SFAS 157), we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral posting, thresholds, mutual puts and guarantees. For the nine months ended September 30, 2009, we recorded $7,845 into earnings as a loss, which is reflected in realized and unrealized gain (loss) on derivatives on our consolidated statement of operations, relating to our nonperformance risk, and for the three months ended September 30, 2009, we recorded $5,162 into earnings as a loss, which is reflected in realized and unrealized gain (loss) on derivatives on our consolidated statement of operations, relating to our nonperformance risk.

        Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. As of September 30, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy.

4. INVESTMENT SECURITIES

        Our investment securities are classified into two categories, available-for-sale and trading, in which both are carried at their estimated fair values. The amortized cost and estimated fair values of our investment securities as of September 30, 2009 and December 31, 2008 are summarized as follows:

		Unrealized
	Amortized Cost
Available-for-sale Securities		Gains(1)	Losses(1)(2)	Fair Value
September 30, 2009
CMBS	$9,154	$6,498	$(3,766)	$11,886
Non-Agency RMBS	9,693	—	(7,360)	2,333

Total	$18,847	$6,498	$(11,126)	$14,219

December 31, 2008
CMBS	$13,675	$642	$—	$14,317
Non-Agency RMBS	7,216	82	—	7,298

Total	$20,891	$724	$—	$21,615

(1)
Included in accumulated other comprehensive income (loss).

(2)
$34,532 of other-than-temporary impairment was included in the unrealized losses as of September 30, 2009.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

4. INVESTMENT SECURITIES (Continued)

		Unrealized
	Amortized Cost
Trading Securities		Gains(1)	Losses(1)	Fair Value
September 30, 2009
CMBS	$68,211	$15,475	$(37,087)	$46,599
Non-Agency RMBS	12,370	18	(9,378)	3,010

Total	$80,581	$15,493	$(46,465)	$49,609

December 31, 2008
CMBS	$43,634	$142	$—	$43,776
Non-Agency RMBS	7,493	32	—	7,525

Total	$51,127	$174	$—	$51,301

(1)
Included in consolidated statements of operations.

        We pledge our investment securities to secure our collateralized debt obligations and borrowings under our secured revolving credit facility. The fair value of the investment securities that we pledged as collateral as of September 30, 2009 is summarized as follows:

Pledged as Collateral:	September 30, 2009
For borrowings under collateralized debt obligations	$49,312
For borrowings under secured revolving credit facility, related party	6,508

Total	$55,820

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

4. INVESTMENT SECURITIES (Continued)

        The aggregate estimated fair values by underlying credit rating of our investment securities as of September 30, 2009 were as follows:

	September 30, 2009
Security Rating	Estimated Fair Value	Percentage
AAA	$—	—%
AA	—	—
A	—	—
BBB	9,324	14.61
BB	3,775	5.91
B	16,318	25.57
CCC	14,460	22.65
CC	—	—
C	8,824	13.82
Not rated	11,127	17.44

Total	$63,828	100.00%

        The face amount and net unearned discount on our investment securities as of September 30, 2009 was as follows:

Description:	September 30, 2009
Face amount	$986,929
Net unearned discount	(887,501)

Amortized cost	$99,428

        For the nine months ended September 30, 2009 and the nine months ended September 30, 2008, net discount (premium) on investment securities accreted into interest income totaled $(8,553) and $15,181, respectively. For the three months ended September 30, 2009 and the three months ended September 30, 2008, net discount (premium) on investment securities accreted into interest income totaled $(5,050) and $2,938, respectively.

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

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

4. INVESTMENT SECURITIES (Continued)

        The following is a summary of our CMBS investments as of September 30, 2009:

		Gross Unrealized			Weighted Average
Security Rating	Amortized Cost	Gains	Losses	Estimated Fair Value	Coupon	Book Yield(1)	Market Yield(2)	Term (yrs)
AAA	$—	$—	$—	$—	—%	—%	—%	—
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	32,113	—	(23,479)	8,634	5.40	32.18	44.73	6.13
BB	7,349	192	(3,766)	3,775	5.50	36.25	51.32	7.56
B	19,267	4,275	(7,435)	16,107	5.60	60.45	71.40	6.82
CCC	10,804	7,720	(5,053)	13,471	5.14	88.46	91.85	8.55
CC	—	—	—	—	—	—	—	—
C	3,843	1,930	(23)	5,750	5.24	57.20	127.48	6.90
Not rated	3,989	7,856	(1,097)	10,748	5.07	59.26	214.60	8.35

Total CMBS	$77,365	$21,973	$(40,853)	$58,485	5.24	50.11	102.71	7.45

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

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

4. INVESTMENT SECURITIES (Continued)

        The following is a summary of our Non-Agency RMBS investments as of September 30, 2009:

		Gross Unrealized			Weighted Average
Security Rating	Amortized Cost	Gains	Losses	Estimated Fair Value	Coupon	Book Yield(1)	Market Yield(2)	Term (yrs)
AAA	$—	$—	$—	$—	—%	—%	—%	—
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	2,301	—	(1,611)	690	1.91	77.56	52.56	6.05
BB	—	—	—	—	—	—	—	—
B	2,069	—	(1,858)	211	2.46	93.29	185.68	5.16
CCC	4,743	—	(3,754)	989	4.15	93.32	117.44	7.34
CC	—	—	—	—	—	—	—	—
C	11,269	2	(8,197)	3,074	4.36	403.13	9,272.78	5.54
Not rated	1,681	16	(1,318)	379	2.60	7,007.80	71,287.88	4.43

Total Non-Agency RMBS	$22,063	$18	$(16,738)	$5,343	3.78	776.46	10,429.89	5.85

(1)
Book yield as reflected above is the implied loss-adjusted yield based on our expectation of future cash flows (i.e., taking into account assumed defaults) and the amortized cost of the security.

(2)
Market yield as reflected above is the implied yield based on a zero-loss scenario (i.e., not taking into account any assumed defaults) and the fair value of the security.

        Other Securities—We invested in the preferred stock of Millerton I CDO with an estimated fair value of $0 as of September 30, 2009 and the preferred stock of Millerton II CDO with an estimated fair value of $0 as of September 30, 2009. The preferred stock of Millerton I CDO was rated C and the preferred stock of Millerton II CDO was not rated at September 30, 2009.

        Unrealized Losses—The following table shows the fair value of our available-for-sale securities with unrealized losses as of September 30, 2009 for which other-than-temporary impairments have not been recognized in earnings:

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
CMBS	$—	$—	$4,110	$(3,766)	$4,110	$(3,766)
RMBS	—	—	2,332	(7,360)	2,332	(7,360)

Total	$—	$—	$6,442	$(11,126)	$6,442	$(11,126)

        We did not own any available-for-sale securities with unrealized losses as of December 31, 2008.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

4. INVESTMENT SECURITIES (Continued)

        As of September 30, 2009, we did not hold any available-for-sale securities with unrealized losses that had been in a loss position for 12 months or less. As of September 30, 2009, we held 56 available-for-sale securities, with unrealized losses totaling $11,126, that had been in a loss position for more than 12 months. The unrealized losses on our securities were primarily the result of market factors such as changes in interest rates, current market dislocation and distressed conditions in the markets, rather than credit impairment, and we have performed credit analyses in relation to such securities that support our belief that the carrying values of such securities are fully recoverable over their expected holding period. Other factors considered included current subordination levels, industry analyst reports and delinquency rates. Because we do not intend to sell the securities and is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other than temporarily impaired at September 30, 2009.

        Other-Than-Temporary Impairments—The following table summarizes activity related to the amount of other-than-temporary impairments related to credit losses during the six months ended September 30, 2009:

	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Income	Net Other- Than- Temporary Impairments Included in Earnings
April 1, 2009	$72,126	$—	$72,126
Impact of change in accounting principle(1)	—	72,126	(72,126)
Additions due to change in expected cash flows	93,702	32,637	61,065

September 30, 2009	$165,828	$104,763	$61,065

(1)
Represents a reclassification to other comprehensive income of other-than-temporary impairments on securities which were previously recorded in earnings. As discussed in Note 2, upon adoption of FASB ASC 320-10-65-1 (previously FSP FAS 115-2) these impairments were reassessed and determined to be related to factors other than credit losses.

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

        Sale of Investment Securities—During the nine months ended September 30, 2009, we did not sell any securities. During the nine months ended September 30, 2008, we sold 40 securities for proceeds of

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

4. INVESTMENT SECURITIES (Continued)

$475,888 and realized a gain of $2,477 and we sold 33 securities for proceeds of $702,469 and realized a loss of $6,291. During the three months ended September 30, 2009 and September 30, 2008, we did not sell any securities. We identified each security specifically upon sale to determine the amount to reclassify out of accumulated other comprehensive income into earnings.

        Average maturity of our investment securities at September 30, 2009 was as follows:

Weighted Average Life
CMBS	2.95
Non-Agency RMBS	4.62

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

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

5. REAL ESTATE LOANS AND REAL ESTATE LOANS HELD FOR SALE (Continued)

        The following is a summary of our real estate loans as of September 30, 2009 and December 31, 2008:

Loan Type	Number of Loans	Face Value	Carrying Value	Weighted Average Interest Rate		Maturity Date/Range	Weighted Average Years to Maturity
September 30, 2009
Whole loans	1	$2,522	$2,520	3.61%		11/2009	0.2
Construction loans	1	14,602	—	—	(1)	11/2008(2)	—
Mezzanine loans	1	6,358	—	—	(3)	5/2009(4)	—

	3	$23,482	$2,520	3.61	(1)(3)	11/2009	0.2

December 31, 2008
Whole loans	1	$2,522	$2,511	3.73%		11/2009	0.9
Construction loans	1	14,602	400	—	(1)	11/2008(2)	—
Mezzanine loans	1	6,123	6,123	15.00	(3)	5/2009	0.4

	3	$23,247	$9,034	11.71	(1)	5/2009-11/2009	0.5

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

        There were no unamortized underwriting fees as of September 30, 2009 and December 31, 2008.

        In 2005, we originated a mezzanine construction loan to develop luxury residential condominiums in Portland, Oregon. The loan was in technical default as of January 1, 2008 and was placed on non-accrual status at such date, and we have received no principal or interest payments during the nine months ended September 30, 2009 and 2008 on the loan. We have not made any additional advances on this loan during the nine months ended September 30, 2009 and have no funding obligations under this loan. In January 2009, the senior lender notified the borrower that the senior construction loan was in default, triggering a blockage period of 120 days with respect to our mezzanine construction loan during which period we were precluded from exercising our rights under the mezzanine construction loan. We currently account for this loan as a troubled debt restructuring under FASB ASC 310-40-15-3 (previously SFAS 15), and FASB ASC 310-10-35-13 (previously SFAS 114). As of September 30, 2009, we have recorded a loan loss allowance for the entire outstanding face amount of the loan. As of September 30, 2009 and December 31, 2008, the carrying value of the loan totaled $0 and $400 (inclusive of loan loss provisions of $14,602 and $14,202, respectively).

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

5. REAL ESTATE LOANS AND REAL ESTATE LOANS HELD FOR SALE (Continued)

        In November 2006, we purchased a senior participation interest in a mezzanine loan to develop luxury residential condominiums in New York, New York. The loan was in technical default as of April 2009 and was placed on non-accrual status as of March 31, 2009. We have not made any advances on this loan during the nine months ended September 30, 2009 and have no funding obligations under this loan. As of September 30, 2009, we have recorded a loan loss allowance for the entire outstanding face amount of the loan (including capitalized interest). As of September 30, 2009 and December 31, 2008, the carrying value of the loan totaled $0 and $6,123 (inclusive of loan loss provisions of $6,358 and $0, respectively).

        The components of our impaired real estate loans as of September 30, 2009 are as follows:

	Mezzanine Construction Loan	Mezzanine Loan(1)	Total
Carrying value—December 31, 2008	$400	$6,123	$6,523
Funding of mezzanine construction loan	—	—	—
Capitalized interest(2)	—	235	235
Provision for loan losses	(400)	(6,358)	(6,758)

Carrying value—September 30, 2009	$—	$—	$—

(1)
Carried at amortized cost as of December 31, 2008 and subsequently carried at market.

(2)
The mezzanine construction loan was placed on non-accrual status as of January 1, 2008 and the mezzanine loan was placed on non-accrual status as of March 31, 2009. No interest income was recorded on the mezzanine construction loan and $0 and $235, respectively, of interest was capitalized on the mezzanine loan for the three and nine months ended September 30, 2009.

        The components of our total provision for loan losses on our impaired real estate loans for the nine months ended September 30, 2009 are as follows:

Reconciliation of Provision for Loan Losses
Balance, December 31, 2008	$14,235
Additions (subtractions) during period:
Provision for loan losses	6,758
Direct charge offs against the allowance	—
Recoveries of previous charge offs	—

Balance, September 30, 2009	$20,993

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

5. REAL ESTATE LOANS AND REAL ESTATE LOANS HELD FOR SALE (Continued)

  Real Estate Loans Held for Sale

        As of September 30, 2009, we have the intent and ability to sell in the near future one of our real estate loans and therefore, we have classified it as held for sale. The following is a summary of our real estate loan held for sale as of September 30, 2009:

Loan Type	Number of Loans	Face Value	Carrying Value	Weighted Average Interest Rate	Maturity Date	Weighted Average Years to Maturity
Mezzanine loans	1	$11,063	$5,058	7.32%	2/2016	6.43

        For the nine months ended September 30, 2009 and the three months ended September 30, 2009, we did not record any valuation allowance on our consolidated statement of operations relating to real estate loans that are held for sale as of September 30, 2009.

  Other Information Relating to Our Real Estate Loans and Real Estate Loans Held for Sale

        The maturities of our real estate loans, including those held for sale, as of September 30, 2009 are as follows: $2,606 in 2011, $98 in 2012 and $10,881 thereafter.

        We pledge our real estate loans and real estate loans held for sale to secure our secured revolving credit facility. The fair value of the real estate loans, including those held for sale, that we pledged as collateral as of September 30, 2009 and December 31, 2008 is summarized as follows:

Pledged as Collateral:	September 30, 2009	December 31, 2008
For borrowings under secured revolving credit facility, related party	$6,994	$13,178

Total	$6,994	$13,178

        As of September 30, 2009 and December 31, 2008, our real estate loans did not include any non-U.S. dollar denominated assets.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

6. COMMERCIAL REAL ESTATE

        The components of commercial real estate as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Land	$17,428	$17,428
Buildings and improvements	222,045	222,045

Commercial properties	239,473	239,473
Less: Accumulated depreciation	(16,093)	(11,214)

Total	$223,380	$228,259

        The depreciation expense related to commercial real estate included in the operating results for the nine months ended September 30, 2009 and 2008 was $4,879 and $4,879, respectively. The depreciation expense related to commercial real estate included in the operating results for the three months ended September 30, 2009 and 2008 was $1,626 and $1,626, respectively.

        The following is a schedule of future minimum rent payments to be received under the leases at the three properties owned:

Rent Payments
Remainder of 2009	$2,843
2010	11,600
2011	11,832
2012	12,068
2013	12,309
Thereafter	114,152

7. OTHER INVESTMENTS

        The components of other investments as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Investment in trust preferred securities	$1,550	$1,550

Total other investments	$1,550	$1,550

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

8. INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES

        The intangible assets and liabilities arose on the acquisition of the commercial real estate properties in March 2007 and September 2007. As of September 30, 2009 and December 31, 2008, the components of intangible assets are as follows:

	September 30, 2009	Weighted Average Life (Years)	December 31, 2008	Weighted Average Life (Years)
Lease origination costs	$82,228	12.3	$82,228	13.1
Below-market ground lease	2,919	56.5	2,919	57.3
Mineral rights	303		303

Total	85,450		85,450
Less: Accumulated amortization	(14,134)		(9,909)

Intangible assets	$71,316		$75,541

        The amortization of lease origination costs for the nine months ended September 30, 2009 and 2008 was $4,188 and $4,188, respectively, and is included in depreciation and amortization expense. The amortization of lease origination costs for the three months ended September 30, 2009 and 2008 was $1,396 and $1,396, respectively, and is included in depreciation and amortization expense. The amortization of a below-market ground lease, which is included in commercial real estate expenses, for the nine months ended September 30, 2009 and 2008 was $36 and $37, respectively. The amortization of a below-market ground lease, which is included in commercial real estate expenses, for the three months ended September 30, 2009 and 2008 was $12 and $13, respectively. The estimated amortization of these intangible assets is $5,633 per year for each of the next five years.

        Below market leases, net of amortization, which are classified as intangible liabilities, are $68,155 as of September 30, 2009 and $72,265 as of December 31, 2008. The amortization of intangible liabilities included in rental income for the nine months ended September 30, 2009 and 2008 was $4,110 and $4,110, respectively. The amortization of intangible liabilities included in rental income for the three months ended September 30, 2009 and 2008 was $1,370 and $1,370, respectively. The estimated amortization is $5,480 per year for each of the next five years.

9. DEBT AND OTHER FINANCING ARRANGEMENTS

        The following is a summary of our debt as of September 30, 2009 and December 31, 2008:

Type of Debt:	September 30, 2009	December 31, 2008
Collateralized debt obligations, at fair value	$43,248	$45,429
Junior subordinated notes held by trust that issued trust preferred securities	51,550	51,550
Mortgages payable	219,380	219,380
Secured revolving credit facility, related party	28,920	32,920

Total Debt	$343,098	$349,279

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

        Collateralized Debt Obligations—In November 2005, we issued approximately $377,904 of CDOs ("CDO I") through two newly-formed subsidiaries, Crystal River CDO 2005-1, Ltd. (the "2005 Issuer") and Crystal River CDO 2005-1 LLC (the "2005 Co-Issuer"). CDO I consists of $227,500 of investment grade notes and $67,750 of non-investment grade notes, each with a final contractual maturity date of March 2046, which were co-issued by the 2005 Issuer and the 2005 Co-Issuer, and $82,654 of preference shares, which were issued by the 2005 Issuer. We retained all of the non-investment grade securities, the preference shares and the common shares in the 2005 Issuer. The 2005 Issuer holds assets, consisting primarily of whole loans, CMBS and RMBS, which serve as collateral for CDO I. Investment grade notes in the aggregate principal amount of $217,500 were issued with floating coupons with a combined weighted average interest rate of three-month LIBOR plus 0.58% and these notes were hedged at an annual rate of 5.068% to protect CDO I from increases in short-term interest rates. In addition, $10,000 of investment grade notes were issued with a fixed coupon rate of 6.02%. CDO I may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of CDO I. Thereafter, CDO I's securities will be retired in sequential order from the senior-most to junior-most as loans are repaid. We incurred approximately $5,906 of issuance costs, which is being amortized over the average life of CDO I. The 2005 Issuer and 2005 Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. As of September 30, 2009 and December 31, 2008, CDO I was collateralized by investment securities with fair values of $11,171 and $17,550, respectively. As of January 1, 2008, we elected the fair value option under FASB ASC 825-10-45-1 (previously SFAS 159) for our collateralized debt obligations, and the fair value of the investment grade notes that CDO I issued that are held by third parties as of September 30, 2009 and December 31, 2008 was $10,592 and $16,192, respectively ($133,908 and $142,183 par amount, respectively). Beginning in June 2008, CDO I began to fail certain over-collateralization triggers. During this period of failure, all notes subordinate to the most senior class with a relevant trigger failure will not receive their quarterly interest payments. The money that otherwise would be paid to those classes is used instead to pay down the principal balance of the senior-most outstanding notes. During the nine months ended September 30, 2009 and 2008, $517 and $0, respectively, was diverted from the affected classes to amortize senior notes issued by CDO I, and $7,758 and $0, respectively, of senior notes was otherwise repaid as provided in the indenture governing the CDO I notes. During the three months ended September 30, 2009 and 2008, no amounts were diverted from the affected classes to amortize senior notes issued by CDO I, and $1,576 and $0 respectively, of senior notes was otherwise repaid as provided in the indenture governing the CDO I notes. On September 2, 2009, the trustee of CDO 1 issued a "Notice of Event of Default" to the collateral manager for CDO I because of a failure by CDO I to pay interest on the Class D notes. This event of default entitles noteholders of the senior class of notes, the Class A notes, to direct the trustee to take particular actions with respect to the collateral owned by CDO I and the CDO notes issued by CDO I. The event of default did not trigger a reconsideration event under FASB ASC 810-10-25-39 through 25-41 (previously FIN 46R) and has no impact on our consolidated financial statements during the third quarter.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

        In January 2007, we issued approximately $390,338 of CDOs ("CDO II") through two newly-formed subsidiaries, Crystal River Capital Resecuritization 2006-1 Ltd. (the "2006 Issuer") and Crystal River Capital Resecuritization 2006-1 LLC (the "2006 Co-Issuer"). CDO II consists of $324,956 of investment grade notes and $14,638 of non-investment grade notes, each with a final maturity date of September 2047, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $19,517 of non-investment grade notes and $31,227 of preference shares, which were issued by the 2006 Issuer. The 2006 Issuer initially held cash totaling $58,600 that was designated for the future funding of additional investments, all of which was invested during 2007. We retained all of the non-investment grade securities, the preference shares and the common shares in the 2006 Issuer. The 2006 Issuer holds assets, consisting of CMBS, which serve as collateral for CDO II. Investment grade notes in the aggregate principal amount of $324,956 were issued with floating coupons with a combined weighted average interest rate of one-month LIBOR plus 0.57% and these notes were hedged at an annual rate of 4.955% to protect CDO II from increase in short-term interest rates. We incurred approximately $6,006 of issuance costs, which is being amortized over the average life of CDO II. The 2006 Issuer and the 2006 Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. As of September 30, 2009 and December 31, 2008, CDO II was collateralized by investment securities with a fair value of $38,141 and $33,482, respectively. As of January 1, 2008, we elected the fair value option under FASB ASC 825-10-45-1 (previously SFAS 159) for our collateralized debt obligations, and the fair value of the investment grade notes that CDO II issued that are held by third parties as of September 30, 2009 and December 31, 2008 was $32,656 and $29,237, respectively ($323,510 and $324,844 par amount, respectively). During the nine months ended September 30, 2009 and 2008, $1,334 and $0, respectively, of cash flows from "distressed securities" owned by CDO II was diverted from the equity class to amortize senior notes issued by CDO II. During the three months ended September 30, 2009 and 2008, $633 and $0, respectively, of cash flows from "distressed securities" owned by CDO II was diverted from the equity class to amortize senior notes issued by CDO II.

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

September 30, 2009
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

        Restrictive Covenants and Maturities—Certain of our repurchase agreements (none of which were in use as of September 30, 2009 or December 31, 2008) contain financial covenants, such as maintaining a specific net asset value or worth, and certain of such repurchase agreements and our revolving credit facility contain covenants requiring us to maintain our REIT status. We were in compliance with respect to all our financial covenants under agreements for which we had outstanding borrowings as of September 30, 2009.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

        Interest Expense—Interest expense is comprised of the following:

	Nine Months Ended September 30,
	2009	2008
Interest on repurchase agreements	$—	$12,589
Interest expense on interest rate swap agreements	1,069	1,581
Interest on CDO notes	4,581	13,716
Interest on senior mortgage-backed notes, related party	—	1,687
Interest on mortgages payable	9,289	9,323
Interest on junior subordinated notes	2,969	2,969
Interest on secured revolving credit facility, related party	681	2,182
Amortization of deferred financing costs	58	255

Total interest expense	$18,647	$44,302

	Three Months Ended September 30,
	2009	2008
Interest on repurchase agreements	$—	$138
Interest expense on interest rate swap agreements	301	579
Interest on CDO notes	1,273	3,929
Interest on senior mortgage-backed notes, related party	—	29
Interest on mortgages payable	3,130	3,131
Interest on junior subordinated notes	990	989
Interest on secured revolving credit facility, related party	206	486
Amortization of deferred financing costs	19	21

Total interest expense	$5,919	$9,302

        Interest payable is comprised of the following:

	September 30, 2009	December 31, 2008
Interest on CDO notes	$414	$516
Interest on mortgages payable	1,021	113
Interest on junior subordinated notes	671	671
Interest on secured revolving credit facility, related party	35	57

Total interest payable	$2,141	$1,357

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

10. COMMITMENTS AND CONTINGENCIES

        We invest in real estate construction loans. During the nine months ended September 30, 2009 and 2008, we made advances of $0 and $860, respectively, under these commitments. As of September 30, 2009, we had no unfunded commitments to fund any real estate loans.

        In January 2007, we made a $28,462 investment in a private equity fund that invests in real estate investments. The fund is managed by an affiliate of our Manager and the investment was approved by the independent members of our board of directors. In connection with that investment, we agreed to a future capital commitment of $10,392. Certain distributions from the private equity fund may be recalled by the fund's manager for reinvestment purposes. During March 2008, we sold our investment in the private equity fund to an affiliate of our Manager and the purchaser of our investment assumed our unfunded capital commitment. Accordingly, as of September 30, 2009, we had no further commitment with respect to this investment.

        In June 2008, we sold 11 whole loans to a third party (See Note 5). In connection with the sale, we entered into a yield maintenance agreement that serves to protect the buyer against potential prepayments of those 11 whole loans. In accordance with the agreement, we deposited $4,096 into a restricted trust account to serve as collateral for the potential loss contingency. The agreement provides for the release to be evaluated quarterly to either the buyer or us of a proportionate share of the collateral contingent on any prepayments of the 11 whole loans. During the nine months ended September 30, 2009, $403 was released to us from the restricted trust account. As of September 30, 2009, our maximum loss contingency under this agreement totaled $3,572. As of September 30, 2009, we had an accrued loss contingency totaling $770 based on assumptions developed by management relating to the timing and value of expected prepayments on the 11 loans. The loss contingency was recorded as additional realized loss on the sale of real estate loans in our statement of operations during 2008.

11. RISK MANAGEMENT TRANSACTIONS

        We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources and duration of our debt funding and the use of derivative financial instruments. Specifically, we have entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing and duration of our known or expected cash receipts and our known or expected cash payments principally related to our borrowings.

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

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

11. RISK MANAGEMENT TRANSACTIONS (Continued)

        As of September 30, 2009 and December 31, 2008, we did not have any foreign currency swaps in place.

        The fair value of our derivatives as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
Derivative Liabilities:
Interest rate swaps	$30,640	$37,659
Credit default swaps	9,870	19,140
Interest payable—swap	443	366
Other	43	481

Total derivative liabilities	$40,996	$57,646

        The notional amount of our open undesignated interest rate swap positions as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
Interest rate swaps on CDO I notes	$41,437	$44,549
Interest rate swaps on CDO II notes	240,467	240,467

	$281,904	$285,016

        As of September 30, 2009 and December 31, 2008, we had unhedged liabilities under our secured revolving credit facility totaling $28,920 and $32,920, respectively.

        The change in unrealized gains (loss) on interest rate swaps previously designated as cash flow hedges is separately disclosed in the statement of changes in stockholders' equity. As of September 30, 2009 and December 31, 2008, unrealized losses aggregating $9,470 and $10,539, respectively, on active cash flow hedges were recorded in accumulated other comprehensive income (loss). The net unamortized deferred losses on settled and unsettled swaps as of September 30, 2009 and December 31, 2008 were $9,470 and $10,539, respectively, and are being amortized into earnings through interest expense.

        Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815-10-50-4(e) (previously SFAS 133). Changes in the fair value of derivatives not designated in hedging relationships recorded directly in earnings for the nine months ended September 30, 2009 and 2008 totaled $7,019 and $7,935, respectively. Changes in the fair value of derivatives not designated in hedging relationships recorded directly in earnings for the three months ended September 30, 2009 and 2008 totaled $(9,933) and $(1,400), respectively.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
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

        The components of our accumulated derivative gain (loss) included in other comprehensive income (loss) are as follows:

	Nine Months Ended September 30,
	2009	2008
Net unrealized accumulated derivative loss on active interest rate swaps—beginning of period	$(10,539)	$(25,219)
Net change in active and settled swaps	—	4,199
Net realized losses on settled swaps reclassified into earnings	—	8,982
Net realized losses on settled and active swaps amortized into earnings	1,069	1,031

Net unrealized accumulated derivative loss on active interest rate swaps—end of period	$(9,470)	$(11,007)

	Three Months Ended September 30,
	2009	2008
Net unrealized accumulated derivative loss on active interest rate swaps—beginning of period	$(9,770)	$(11,593)
Net change in active and settled swaps	—	—
Net realized losses on settled and active swaps amortized into earnings	300	586

Net unrealized accumulated derivative loss on active interest rate swaps—end of period	$(9,470)	$(11,007)

        Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During 2009, we estimate that an additional $301 will be reclassified as an increase in interest expense. During the nine months ended September 30, 2009, we accelerated the reclassification of a $167 loss in other comprehensive loss to earnings as a result of the hedged forecasted transactions becoming probable not to occur. No such acceleration occurred during the nine months ended September 30, 2008.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

11. RISK MANAGEMENT TRANSACTIONS (Continued)

        The components of net realized and unrealized loss on derivatives are as follows:

	Nine Months Ended September 30,
	2009	2008
Realized/unrealized losses on credit default swaps ("CDS")	$(730)	$(16,097)
Unrealized losses on hedge ineffectiveness	—	(10,789)
Unrealized gains (losses) on economic hedges not designated for hedge accounting	(2,557)	3,486
Net realized losses on settlement of interest rate swaps	—	(20,994)
Premium earned on CDS	157	367
Other	419	(156)

Net realized and unrealized losses on derivatives	$(2,711)	$(44,183)

	Three Months Ended September 30,
	2009	2008
Realized/unrealized losses on credit default swaps ("CDS")	$(179)	$(177)
Unrealized losses on economic hedges not designated for hedge accounting	(13,235)	(3,333)
Net realized losses on settlement of interest rate swaps	—	(2,651)
Premium earned on CDS	33	83
Other	303	(74)

Net realized and unrealized losses on derivatives	$(13,078)	$(6,152)

        As of September 30, 2009 and December 31, 2008, we were not required to provide any collateral in respect of our interest rate swaps.

        The maturities of the notional amounts of our interest rate swaps outstanding as of September 30, 2009 are as follows: $41,437 in 2013 and $240,467 in 2018.

        As of September 30, 2009 and December 31, 2008, we held various credit default swaps, as the protection seller, with notional amounts (maximum exposure to loss) of $10,000 and $20,000, respectively. A credit default swap is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard CDS contract, one party, referred to as the protection buyer, purchases credit default protection from another party, referred to as the protection seller, for a specific notional amount of obligations of a reference entity. In these transactions, the protection buyer pays a premium to the protection seller. The premium generally is paid monthly in arrears, but may be paid in full up front in the case of a CDS with a short maturity. Generally, if a credit event occurs during the term of the CDS, the protection seller pays the protection buyer the notional amount and takes delivery of the reference entity's obligation. CDS are generally unconditional, irrevocable and non-cancelable. During the nine months ended September 30, 2008, we closed out six CDS on single names in an aggregate notional amount of $55,000, with a

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

11. RISK MANAGEMENT TRANSACTIONS (Continued)

realized loss of approximately $30,249, of which $19,780 was accrued in 2007 as an unrealized loss. At September 30, 2009, the fair value of our net liability relating to credit default swap contracts was $9,870, compared to a net liability of $19,140 at December 31, 2008, primarily as a result of the occurrence of a credit event on the reference obligation underlying one of our CDS on which we sold protection, which required us to make payments on that CDS in the amount of $10,000 during the nine months ended September 30, 2009. As of September 30, 2009, we had posted cash of $10,497 as collateral in connection with our single name CDS, which is included in restricted cash on the balance sheet.

        The components of our outstanding credit default swap as of September 30, 2009 are as follows:

FHLT 2005-1 M8
Notional amount	$10,000
Expiration date	6/25/2035
Fair value	($9,870)
Exposure to loss	$130

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

September 30, 2009
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

        During the nine months ended September 30, 2009, we issued 4,000 shares of restricted common stock and 6,000 restricted stock units in the aggregate to the independent members of our board of directors, all of which such shares of restricted common stock and restricted stock units will vest on the first anniversary of issuance. In addition, during the nine months ended September 30, 2009, we issued 147,278 deferred stock units to certain independent members of our board of directors. Of these amounts, 87,879 deferred stock units were issued in lieu of cash remunerations. These independent members of our board of directors fully vested in the deferred stock units at the date of grant.

        For the nine months ended September 30, 2009 and 2008, $129 and $5, respectively, was expensed relating to the amortization of deferred stock units. For the three months ended September 30, 2009 and 2008, $38 and $3, respectively, was expensed relating to the amortization of deferred stock units.

        Accumulated other comprehensive loss as of September 30, 2009 and December 31, 2008 was comprised of the following:

	September 30, 2009	December 31, 2008
Net unrealized gains (losses) on available-for-sale securities	$(4,627)	$724
Net realized and unrealized losses on interest rate swap agreements accounted for as cash flow hedges	(9,470)	(10,539)

Total accumulated other comprehensive loss	$(14,097)	$(9,815)

        Total comprehensive loss totaled $76,049 and $262,989 for the nine months ended September 30, 2009 and 2008, respectively. Total comprehensive loss totaled $5,115 and $57,195 for the three months ended September 30, 2009 and 2008, respectively.

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

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

13. FINANCIAL RISKS (Continued)

        As of September 30, 2009 and December 31, 2008, the mortgage loans in the underlying collateral pools for all securities we owned were secured by properties predominantly in Arizona (11% in 2009, 10% in 2008), California (12% in 2009, 14% in 2008), Florida (5% in 2009, 5% in 2008), New York (12% in 2009, 13% in 2008) and Texas (14% in 2009, 12% in 2008). All other states or countries comprise individually less than 5% as of September 30, 2009 and December 31, 2008.

        As of September 30, 2009 and December 31, 2008, we had a concentration of tenant risk relating to our commercial real estate properties. Our commercial real estate properties are leased on a triple net basis to JPMorgan Chase under leases that expire in 2021 for our Houston, Texas and Phoenix, Arizona properties and in 2027 for our Arlington, Texas property. In addition, rental income from our commercial real estate segment represented 37% and 15% of our total revenue for the nine months ended September 30, 2009 and 2008, respectively and 45% and 20% of our total revenue for the three months ended September 30, 2009 and 2008, respectively.

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

        In addition, under the Agreement, our Manager earns a quarterly incentive fee equal to 25% of the amount by which the quarterly net income per share, as defined in the Agreement (which principally excludes the effect of stock compensation and the unrealized change in derivatives), exceeds an amount equal to the product of the weighted average of the price per share of the common stock we issued in the Private Offering and in the Public Offering and the price per share of common stock in any subsequent offerings by us, multiplied by the higher of (i) 2.4375% or (ii) 25% of the then applicable 10 year Treasury note rate plus 0.50%, multiplied by the then weighted average number of outstanding shares for the quarter. The incentive fee is paid quarterly. The Agreement provides that 10% of the incentive management fee is to be paid in shares of our common stock (providing that such payment does not result in our Manager owning directly or indirectly more than 9.8% of our issued and outstanding common stock) and the balance is to be paid in cash. Our Manager may, at its sole discretion, elect to receive a greater percentage of its incentive management fee in shares of our common stock. No incentive management fees were incurred during each of the nine months ended September 30, 2009 and 2008.

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

September 30, 2009
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

        We issued to our Manager 84,000 shares of our restricted common stock and granted options to purchase 126,000 shares of our common stock for a 10 year period at a price of $25 per share in March 2005. We issued to one of our directors 2,000 shares of restricted stock in May 2007 which vested on the first anniversary of their date of issuance, we issued to one of our directors 2,000 shares of restricted stock in June 2008 which vested on the first anniversary of their date of issuance, and we issued to two of our directors an aggregate of 4,000 shares of restricted stock in June 2009, which will vest on the first anniversary of their date of issuance. For the nine months ended September 30, 2009 and 2008, the base management expense was $0 and $1,355, respectively and for the three months ended September 30, 2009 and 2008, the base management expense was $0 and $243, respectively. Included in the management fee expense for the nine months ended September 30, 2009 and 2008 is $0 and $(27), respectively, of amortization of stock-based compensation related to restricted stock and options granted and included in the management fee expense for the three months ended September 30, 2009 and 2008 is $0 and $0, respectively, of amortization of stock-based compensation related to restricted stock and options granted. For management fees earned during the nine months ended September 30, 2008, we issued to our Manager 68,338 shares of common stock on May 2, 2008, 99,998 shares of common stock on August 6, 2008 and 29,969 shares of common stock on October 31, 2008.

        The Agreement provides that we are required to reimburse our Manager for certain expenses incurred by our Manager on our behalf provided that such costs and reimbursements are no greater than that which would be paid to outside professionals or consultants on an arm's length basis. For the nine months ended September 30, 2009 and 2008, we were not charged any reimbursable costs by our Manager.

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

September 30, 2009
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

        The following amounts from related party transactions are included in our consolidated statements of operations for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
Interest expense on indebtedness to related parties	$681	$3,869
Interest income from rent enhancement receivables from related parties	574	674
Loss from equity investment in private investment fund managed by related party	—	40

        The following amounts from related party transactions are included in our consolidated statements of operations for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009	2008
Interest expense on indebtedness to related parties	$206	$515
Interest income from rent enhancement receivables from related parties	184	216

        The following amounts from related party transactions are included in our consolidated balance sheets as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Interest payable on indebtedness to related parties	$35	$57
Rent enhancement receivable from related parties	12,035	13,828
Secured revolving credit facility, related party	28,920	32,920

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

14. RELATED PARTY TRANSACTIONS (Continued)

        We and our Manager have entered into sub-advisory agreements with other affiliated entities and the fees payable under such agreements will be paid from any management fees earned by our Manager. In addition, certain of these affiliated sub-advisory entities introduce investments to us from time to time, although none of these affiliated entities introduced investments to us that we acquired during the nine months ended September 30, 2009 or during the nine months ended September 30, 2008.

15. EARNINGS PER SHARE

        The following table sets forth the calculation of Basic and Diluted EPS for the nine months ended September 30, 2009 and 2008 (in thousands, except share and per share amounts):

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Net Loss	Weighted Average Number of Shares Outstanding(1)	Per Share Amount	Net Loss	Weighted Average Number of Shares Outstanding(1)	Per Share Amount
Basic EPS:
Net loss per share of common stock	$(71,767)	25,184,316	$(2.85)	$(269,969)	24,813,649	$(10.88)
Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	—		—	—

Diluted EPS:
Net loss per share of common stock and assumed conversions	$(71,767)	25,184,316	$(2.85)	$(269,969)	24,813,649	$(10.88)

(1)
Including other participating securities.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

15. EARNINGS PER SHARE (Continued)

        The following table sets forth the calculation of Basic and Diluted EPS for the three months ended September 30, 2009 and 2008 (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Net Loss	Weighted Average Number of Shares Outstanding(1)	Per Share Amount	Net Loss	Weighted Average Number of Shares Outstanding(1)	Per Share Amount
Basic EPS:
Net loss per share of common stock	$(55,296)	25,230,669	$(2.19)	$(56,748)	24,882,612	$(2.28)
Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	—		—	—

Diluted EPS:
Net loss per share of common stock and assumed conversions	$(55,296)	25,230,669	$(2.19)	$(56,748)	24,882,612	$(2.28)

(1)
Including other participating securities.

        As of September 30, 2009 and September 30, 2008, options to purchase a total of 130,000 shares of common stock have been excluded from the computation of diluted EPS as they were determined to be antidilutive.

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

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

16. SEGMENT REPORTING (Continued)

        The following table summarizes our segment reporting for the nine months ended September 30, 2009 and 2008 and for the three months ended September 30, 2009 and 2008 our total assets as of September 30, 2009 and December 31, 2008:

	Securities, Loans and Other	Commercial Real Estate	Total
Nine Months ended September 30, 2009
Total revenues	$28,311	$16,333	$44,644
Interest expense	(9,335)	(9,312)	(18,647)
Depreciation and amortization expense	—	(9,066)	(9,066)
Provision for loss on real estate loans	(6,758)	—	(6,758)
Total expenses	(20,244)	(19,635)	(39,879)
Income (loss) before other revenues (expenses)	8,067	(3,302)	4,765
Realized and unrealized gain on derivatives	(2,711)	—	(2,711)
Total other-than-temporary impairments on available-for-sale securities	(101,381)	—	(101,381)
Portion of other-than-temporary impairments recognized in other comprehensive income	34,532	—	34,532
Net change in assets and liabilities valued under FVO	(2,952)	—	(2,952)
Total other expenses	(76,532)	—	(76,532)
Net loss	(68,465)	(3,302)	(71,767)
Nine Months ended September 30, 2008
Total revenues	$92,188	$16,611	$108,799
Interest expense	(34,956)	(9,346)	(44,302)
Depreciation and amortization expense	—	(9,066)	(9,066)
Provision for loss on real estate loans	(20,850)	—	(20,850)
Total expenses	(62,149)	(19,647)	(81,796)
Income (loss) before other revenues (expenses)	30,039	(3,036)	27,003
Realized and unrealized loss on derivatives	(44,183)	—	(44,183)
Impairment of available-for-sale securities	(112,340)	—	(112,340)
Net change in assets and liabilities carried under FVO	(134,508)	—	(134,508)
Total other expenses	(296,972)	—	(296,972)
Net loss	(266,933)	(3,036)	(269,969)

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

16. SEGMENT REPORTING (Continued)

	Securities, Loans and Other	Commercial Real Estate	Total
Three Months ended September 30, 2009
Total revenues	$6,581	$5,283	$11,864
Interest expense	(2,781)	(3,138)	(5,919)
Depreciation and amortization expense	—	(3,022)	(3,022)
Provision for loss on real estate loans	—	—	—
Total expenses	(4,650)	(6,599)	(11,249)
Income (loss) before other revenues (expenses)	1,931	(1,316)	615
Realized and unrealized gain on derivatives	(13,078)	—	(13,078)
Total other-than-temporary impairments on available-for-sale securities	(58,269)	—	(58,269)
Portion of other-than-temporary impairments recognized in other comprehensive income	11,553	—	11,553
Net change in assets and liabilities valued under FVO	5,955	—	5,955
Total other expenses	(55,911)	—	(55,911)
Net loss	(53,980)	(1,316)	(55,296)
Three Months ended September 30, 2008
Total revenues	$22,190	$5,399	$27,589
Interest expense	(6,164)	(3,138)	(9,302)
Depreciation and amortization expense	—	(3,022)	(3,022)
Provision for loss on real estate loans	(4,401)	—	(4,401)
Total expenses	(12,189)	(6,515)	(18,704)
Income (loss) before other revenues (expenses)	10,001	(1,116)	8,885
Realized and unrealized gain on derivatives	(6,152)	—	(6,152)
Impairment of available-for-sale securities	(26,876)	—	(26,876)
Net change in assets and liabilities carried under FVO	(32,305)	—	(32,305)
Total other expenses	(65,633)	—	(65,633)
Net loss	(55,632)	(1,116)	(56,748)
September 30, 2009
Total assets	$99,040	$312,879	$411,919
December 31, 2008
Total assets	$126,647	$321,654	$448,301

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

September 30, 2009
(in thousands, except share and per share data)
(unaudited)

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts and estimated fair values of our other financial instruments as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Investment securities	$63,828	$63,828	$72,916	$72,916
Real estate loans	2,520	1,936	9,034	8,520
Real estate loans held for sale	5,058	5,058	5,058	5,058
Other investments	1,550	525	1,550	297
Liabilities:
Collateralized debt obligations	43,248	43,248	45,429	45,429
Junior subordinated notes	51,550	17,463	51,550	9,865
Mortgages payable	219,380	146,945	219,380	128,235
Secured revolving credit facility, related party	28,920	27,575	32,920	32,112
Derivative liabilities	40,553	40,553	57,280	57,280

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

September 30, 2009
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

18. SUBSEQUENT EVENTS

        On November 6, 2009, our board of directors announced that it had elected to suspend the quarterly dividend to holders of shares of our common stock to preserve liquidity in consideration of the large increase in the delinquency rate on our CMBS portfolio and the resulting uncertainty regarding our operating cash flows.

        We have evaluated subsequent events through the date the financial statements were issued on November 6, 2009, and we do not believe there are any other material subsequent events which would require further disclosure.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Historical results set forth herein are not necessarily indicative of our future financial position and results of operations.

Recent Developments

        In August 2009, our board of directors formed a special committee of the board, which is comprised of our independent directors. The special committee has retained a financial advisor and legal counsel to assist the committee in a review of strategic alternatives for us. Given current market conditions and their impact on our operations, the board of directors believes that it is appropriate to assess a wide array of possible alternatives. In addition, in August 2009 the chairman of our board of directors was named our president and interim chief executive officer. At present, no such decisions have been made and it is not yet possible to predict what will result from the process. We do not intend to disclose further developments until the special committee of the board has approved a course of action in connection with the exploration of our strategic alternatives.

        In November 2009, our board of directors announced that it had elected to suspend the quarterly dividend to holders of shares of our common stock to preserve liquidity in consideration of the large increase in the delinquency rate on our CMBS portfolio and the resulting uncertainty regarding our operating cash flows. Based on our current forecasts, we would not be required to make any further distributions in 2009 in order to maintain our REIT status through 2009. The elimination of the common dividend for the remainder of 2009, assuming the same $0.10 quarterly dividend per share that was paid in October 2009, equates to approximately $2.5 million in cash flow savings each quarter. Our board of directors will continue to evaluate our dividend policy in light of our portfolio performance and relevant provisions of the Internal Revenue Code.

Overview

        We are a specialty finance company formed on January 25, 2005 by Brookfield Investment Management Inc. (formerly Hyperion Brookfield Asset Management, Inc.), which we refer to as BIM, to invest in commercial real estate, real estate loans, real estate related securities, such as commercial and residential mortgage-backed securities, and various other asset classes. We commenced operations in March 2005. We have elected and qualified to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005 and expect to qualify as a REIT in subsequent tax years. We manage the composition of our portfolio so that we will qualify for an exclusion from regulation under the Investment Company Act of 1940. We are externally managed by Hyperion Brookfield Crystal River Capital Advisors, LLC, which we refer to as our Manager, a wholly-owned subsidiary of Brookfield Asset Management Inc.

        During the third quarter of 2009, we observed a number of IPO filings by recently formed entities with investment strategies focused on commercial and residential real estate debt markets. As permitted by our management agreement (which contains policies to ensure that potential conflicts of interest are managed appropriately), our Manager's parent company is pursuing opportunities to sponsor new ventures and raise investment capital to be deployed in the real estate debt sector. Our Board of Directors will continue to exercise oversight of our Manager and our Manager will continue to have the same obligation to manage our portfolio as set forth in our management agreement (which contains policies to ensure that potential conflicts of interest are managed appropriately). Our board of directors is currently considering the potential impact on us from our Manager's parent company pursuing such an opportunity and the potential effect, if any, that it could have on the management of our portfolio.

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

        Since we commenced operations in March 2005, we have invested in Agency mortgage-backed securities, non-agency residential mortgage-backed securities, commercial mortgage-backed securities, other commercial mortgage loan products, including whole loans, A Notes, B Notes, mezzanine loans, and investments in funds that invest in whole loans, A Notes, B Notes, and mezzanine loans, and purchased commercial real estate properties. We also have taken positions in various credit default swaps relating to commercial mortgage-backed securities and residential mortgage-backed securities and have entered into interest rate swaps to hedge the basis risk of our floating rate liabilities. We have leveraged our portfolio in order to achieve attractive risk-adjusted returns. We have issued four types of liabilities:

  •
  trust preferred securities;

  •
  CDO liabilities;

  •
  secured mortgage debt; and

  •
  short-term liabilities.

        We completed a private offering of 17,400,000 shares of our common stock in March 2005 in which we raised net proceeds of approximately $405.6 million. We completed our initial public offering of 7,500,000 shares of our common stock in August 2006 in which we raised net proceeds of approximately $158.6 million. Between August 2007 and November 2007, we purchased 299,300 shares of our common stock in open market purchases. As of September 30, 2009, our portfolio was comprised of commercial mortgage-backed securities (CMBS), commercial real estate loan investments, residential mortgage-backed securities (RMBS), operating real estate and other investments of approximately $296.4 million, and have issued debt with carrying value totaling approximately $343.1 million. The resulting GAAP-reported stockholders' deficit of $48.7 million represents a reduction of $612.9 million of the net amounts raised in 2005 and 2006. This reduction in stockholders' equity can be attributed to the following general areas:

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

Trends; Current Market Environment; Current Portfolio Considerations

        In July 2007, the commercial real estate finance sector began to show significant signs of liquidity-related distress. This was in addition to the distress that had already begun in the securitized residential products markets. Now, more than two years into the world-wide financial crisis, commercial real estate credit markets have begun to experience a second layer of stress, as adverse credit events at the underlying loan level have begun to increase, and, in the residential sector, many of the long-awaited losses from the high delinquency levels have percolated through the various securitizations that own these loans. The dual factors of diminishing liquidity and increasing incurrence of adverse credit events place a lot of stress on commercial and residential real estate credit investors. The diminished liquidity negatively impacts the market value of the respective investments whereas the adverse credit events negatively impact the prospective cash flow of the respective investments. The U.S. federal government has recently enacted several programs with the intent of stabilizing the financing markets. These programs include the Troubled Assets Relief Program (TARP), the Term Asset-Backed Securities Loan Facility (TALF) and the Public-Private Investment Program (PPIP), among others. While we are cautiously optimistic that such governmental programs will have some positive impact on the housing markets and the lending environment, we do not believe that the overall market will stabilize until (a) home prices firm up and the impact of these lower home prices works through the various real estate financing markets, and (b) commercial lending markets become functional and the borrowers in these markets readjust their valuations and expectations to reflect a much less aggressive lending environment.

        Performance for CMBS investors, including us, is highly dependent upon the credit performance of existing securitized portfolios. We expect that loans that do not have near-term maturities that were underwritten with the related secured properties having stabilized cash flow in place will tend to perform better during this difficult period. By contrast, we believe that loans made on transitional, or other value-creating, projects that have near-term maturities will suffer the greatest. The markets will be greatly impacted by these loans with near-term maturities; causing the existing credit spread environment to last until the consequences of these near-term loan maturities are better understood. Through our CMBS portfolio and our commercial real estate loan portfolio, we have exposure to each of these loan types. Our CMBS portfolio, which is comprised solely of fixed rate conduit deals, which generally do not have near-term maturities, will not start to have material maturities in the underlying collateral pools until 2010; however, the delinquency rate for our CMBS portfolio increased dramatically during the second quarter of 2009, and continued to increase during the third quarter of 2009. If this increase in delinquency persists, our prospective cash flows will be materially lowered.

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

        Liquidity—Managing liquidity has become a priority for our company. Whereas most of our assets, such as the commercial real estate properties and the assets held by our CDOs, have been financed with long-term liabilities, some of our assets are financed on a short-term basis while they are in transition toward longer-term financing solutions. In the current marketplace, however, that long-term financing is not available. These short-term financings are collateralized borrowings under our revolving credit facility. As asset values decline, margin calls from our financing counterparties place demands on our cash and other liquidity sources. This can force us to sell assets and de-leverage the balance sheet, which could negatively impact earnings and negatively impact our ability to make distributions to our stockholders. As of September 30, 2009, we had reduced our exposure to margin calls to $0.1 million on our credit default swaps, and we had unencumbered assets at such date that provided us with $7.4 million of additional borrowing capacity under our secured financing facility.

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

Critical Accounting Estimates

        Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. These include fair market value of certain investments, debt obligations and derivative assets and liabilities, amount and timing of credit losses, prepayment assumptions, and other items that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., market values change due to changes in supply and demand, credit performance, prepayments, interest rates, or other reasons; yields change due to changes in credit outlook and loan prepayments) will occur in the near future. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on the experience of Brookfield's, BIM's and our management, along with their analysis of historical and current market data, in order to arrive at what we believe to be reasonable estimates. See Note 2 to our consolidated financial statements contained elsewhere herein for a complete discussion of our accounting policies. Other than the adoption of FASB ASC 320-10-65-1 (previously FSP FAS 115-2), as defined below, there have been no material changes to our accounting policies in 2009. Our estimates are inherently subjective in nature and actual results could differ from our estimates and differences may be material. We have identified our most critical accounting estimates to be the following:

  Investment Consolidation

        For each investment we make, we evaluate the underlying entity that issued the securities we acquired or to which we made a loan in order to determine the appropriate accounting. We refer to guidance in FASB ASC 860-10-50-3 (previously SFAS 140) and FASB ASC 810-10-05-8 (previously FIN 46R) in performing our analysis. FASB ASC 810-10-05-8 addresses the application of (previously ARB 51), to certain entities in which voting rights are not effective in identifying an investor with a controlling financial interest. An entity is subject to consolidation under FASB ASC 810-10-05-8 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns ("variable interest entities" or "VIEs"). Variable interest entities within the scope of FASB ASC 810 are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the VIE's expected losses, receives the majority of the VIE's expected returns, or both.

        Our ownership of the subordinated classes of CMBS and RMBS from a single issuer may provide us with the right to appoint the special servicer for the applicable trust (that special servicer will control the foreclosure/workout process on the underlying loans), which we refer to as the Controlling Class CMBS and RMBS. Currently, there are certain exceptions to the scope of FASB ASC 810-10-50-18, one of which provides that an investor that holds a variable interest in a qualifying special-purpose entity ("QSPE") is not required to consolidate that entity unless the investor has the unilateral ability to cause the entity to liquidate. FASB ASC 860 (previously SFAS 140) sets forth the requirements for an entity to qualify as a QSPE. To maintain the QSPE exception, the special-purpose entity must initially meet the QSPE criteria and must continue to satisfy such criteria in subsequent periods. A special-purpose entity's QSPE status can be impacted in future periods by activities undertaken by its transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent that our CMBS or RMBS investments were issued by a special-purpose entity that meets the QSPE requirements, we record those investments at the purchase price paid. To the extent the underlying special-purpose entities do not satisfy the QSPE requirements, we follow the guidance set forth in FASB ASC 810-10-05-8 as the special-purpose entities would be determined to be VIEs.

        We have analyzed the pooling and servicing agreements governing each of our Controlling Class CMBS and RMBS investments and we believe that the terms of those agreements are industry standard and are consistent with the QSPE criteria. We also have evaluated each of our Controlling Class CMBS and RMBS investments for which we own a greater than 50% interest in the subordinated class as if the special-purpose entities that issued such securities are not QSPEs. Using the fair value approach to calculate expected losses or residual returns, we have concluded that we would not be the primary beneficiary of any of the underlying special-purpose entities. Additionally, the standard setters continue to review the FASB ASC 810-10-50-8 provisions related to the computations used to determine the primary beneficiary of VIEs. Future guidance from regulators and standard setters may require us to consolidate the special-purpose entities that issued the CMBS and RMBS in which we have invested as described in the section titled "Variable Interest Entities" in Note 2 to our consolidated financial statements included elsewhere herein. To the extent that there are subsequent changes in the structure of these special-purpose entities (which we believe occur infrequently), we would have to reconsider whether we are the primary beneficiary. If we are deemed to be the primary beneficiary, we would have to consolidate the assets, liabilities and operations of the respective securitization trust. In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to VIEs. We currently are evaluating the impact that this new guidance will have on our investment portfolio.

        Our maximum exposure to loss as a result of our investment in these special-purpose entities totaled $0.8 million as of September 30, 2009.

  Revenue Recognition

        The most significant source of our revenue comes from interest income on our securities and loan investments. Interest income on loans and securities investments is recognized over the life of the investment using the effective interest method. Mortgage loans will generally be originated or purchased at or near par value and interest income will be recognized based on the contractual terms of the debt instrument. Any loan fees or acquisition costs on originated loans will be deferred and recognized over the term of the loan as an adjustment to the yield. Interest income on mortgage-backed securities, which we refer to as MBS, is recognized on the effective interest method as required by FASB ASC 325-40-65-1 (previously FSP EITF 99-20-1). Under FASB ASC 325-40-65-1, management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and our purchase prices. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls have to be estimated due to delinquencies on the underlying mortgage loans and the timing and magnitude of credit losses on the mortgage loans underlying the securities. These uncertainties and contingencies are difficult to predict and are subject to future events that may affect management's estimates and our interest income. When current period cash flow estimates are lower than the previous period and fair value is less than an asset's carrying value, we will write down the asset to fair market value and record an impairment charge in current period earnings.

        Through its extensive experience in investing in MBS, BIM has developed models based on historical data in order to estimate the lifetime prepayment speeds and lifetime credit losses for pools of mortgage loans. The models are based primarily on loan characteristics, such as loan-to-value ratios ("LTV"), borrower credit scores, loan type, loan rate, property type, etc., and also include other qualitative factors such as the loan originator and servicer. Once the models have been used to project the base case prepayment speeds and to project the base case cumulative loss, those outputs are used to create yield estimates and to project cash flows.

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

        We adopted FASB ASC 820-10-50-8 (previously SFAS 157), in the first quarter of 2008. FASB ASC 820-10-50-8 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and enhances disclosure requirements for fair value measurements. Additionally and also in the first quarter of 2008, we adopted FASB ASC 825-10-45-1 (previously SFAS 159), and applied this option to the investment securities and collateralized debt obligations within our CDO legal entities.

        FASB ASC 820-10-05-1 defines "fair value" as the price that would be received on the sale of an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment to be utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted have less observability and are measured at fair value using valuation models that require more judgment. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions generally.

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

        We have categorized our financial instruments measured at fair value into a three-level classification in accordance with FASB ASC 820-10-50-2. Fair value measurements of financial instruments that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1, and fair value measurements of financial instruments that have no direct observable levels are generally categorized as Level 3. The lowest level input that is significant to the fair value measurement of a financial instrument is used to categorize the instrument and reflects the judgment of management. Financial assets and liabilities presented at fair value in our Balance Sheet generally are categorized as follows:

  Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

    The types of assets and liabilities carried at Level 1 fair value generally are G-7 government and agency securities, equities listed in active markets, investments in publicly traded mutual funds with quoted market prices and listed derivatives.

  Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

    Fair valued assets and liabilities that are generally included in this category are non-G-7 government securities, municipal bonds, certain hybrid financial instruments, certain mortgage and asset backed securities, certain corporate debt, certain commitments and guarantees, certain private equity investments and certain derivatives for which observable market inputs can be obtained.

  Level 3 — Inputs that are not observable through correlation with market data (non-binding quotes from dealers in securities and independent pricing services without observable inputs) and inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

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

        In accordance with FASB ASC 820-10-50-1, valuation techniques used for assets and liabilities accounted for at fair value are generally categorized into three types:

    Market Approach — Market approach valuation techniques use prices and other relevant information from market transactions involving identical or comparable assets or liabilities. Valuation techniques consistent with the market approach include comparables and matrix pricing. Comparables use market multiples, which might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering both quantitative and qualitative factors specific to the measurement. Matrix pricing is a mathematical technique used principally to value certain securities without relying exclusively on quoted prices for the specific securities but comparing the securities to benchmark or comparable securities.

    Income Approach — Income approach valuation techniques convert future amounts, such as cash flows or earnings, to a single present amount, or a discounted amount. These techniques rely on current market expectations of future amounts.

    Cost Approach — Cost approach valuation techniques are based upon the amount that, at present, would be required to replace the service capacity of an asset, or the current replacement cost. That is, from the perspective of a market participant (seller), the price that would be received for the asset is determined based on the cost to a market participant (buyer) to acquire or construct a substitute asset of comparable utility.

        The three approaches described within FASB ASC 820-10-50-1 are consistent with generally accepted valuation methodologies. While all three approaches are not applicable to all assets or liabilities accounted for at fair value, where appropriate and possible, one or more valuation techniques may be used. The selection of the valuation method(s) to apply considers the definition of an exit price and the nature of the asset or liability being valued and significant expertise and judgment is required. For assets and liabilities accounted for at fair value, valuation techniques are generally a combination of the market and income approaches. For the nine months ended September 30, 2009, the application of valuation techniques applied to similar assets and liabilities has been consistent.

        During the nine months ended September 30, 2009, our assets measured at fair value on a recurring basis reflected as Level 3 decreased largely as a result of principal repayments of CMBS and Non-Agency RMBS totaling $0.8 million and spread widening on our CMBS and Non-Agency RMBS. The significant amount of our investment securities reflected as Level 3 is a result of the reduction of liquidity in the capital markets that resulted in a decrease in the observability of the significant inputs used in determining fair value. Management determined the classification level of each security based upon a review of the pricing source used (non-binding broker quotes, pricing services or fair value determinations by management).

        During the nine months ended September 30, 2009, our liabilities measured at fair value on a recurring basis reflected as Level 3 decreased by $18.9 million, as a result of the occurrence of a credit event with respect to the reference obligation underlying one of our CDS on which we sold protection, which required us to make payments on that CDS, and spread tightening on and repayments of principal of our collateralized debt obligations. The significant amount of our collateralized debt obligations reflected as Level 3 is a result of the reduction of liquidity in the capital markets that resulted in a decrease in the observability of the significant inputs used in determining fair value.

        The following table summarizes the sources from which fair value was determined on our assets and liabilities measured at fair value on a recurring basis that were classified as Level 3 as of September 30, 2009.

	Investment Securities	%	Derivative Liabilities	%	Collateralized Debt Obligations	%
	($ in millions)
Non-binding quote(s) from dealers in securities	$19.1	30.0%	$40.6	100.0%	$43.2	100.0%
Independent pricing service	42.0	65.8%	—	0.0%	—	0.0%
Fair Value determinations by management	2.7	4.2%	—	0.0%	—	0.0%

Total	$63.8	100.0%	$40.6	100.0%	$43.2	100.0%

  Other-Than-Temporary Impairments

        When the fair value of an available-for-sale security is less than its amortized cost for an extended period, we consider whether there is an other-than-temporary impairment in the value of the security in accordance with FASB ASC 320-10-50-8A (previously FSP FAS 115-2, EITF 99-20 and FSP EITF 99-20-1). An impairment that is an "other-than-temporary impairment" is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the investment's remaining life. Under the guidance of FASB ASC 320-10-50-8A, should an other-than-temporary impairment be deemed to have occurred, the total other-than-temporary impairment is bifurcated into (i) the amount related to credit losses, and (ii) the amount related to all other factors. The portion of the other-than-temporary impairment related to credit losses is calculated by comparing the amortized cost of the security to the present value of cash flows expected to be collected, discounted at the security's current yield, and is recognized through earnings on the consolidated statement of operations. The portion of the other-than-temporary impairment related to all other factors is recognized as a component of other comprehensive income (loss) on the consolidated balance sheet. Other-than-temporary impairments result in reducing the security's carrying value to its fair value, which creates a new carrying value for the investment. We compute a revised yield based on the future estimated cash flows as described in "—Revenue Recognition" above. Significant judgments are required in determining impairment, which include making assumptions regarding the estimated prepayments, loss assumptions and the changes in interest rates that are based on current market conditions.

        Quarterly, we reevaluate our securities portfolio to determine if there has been an other-than-temporary impairment based upon expected future cash flows. As a result of this evaluation, under the guidance of FASB ASC 320-10-50-8A, we believe that there has been an adverse change in expected cash flows for the securities in our portfolio and, therefore, recognized an aggregate gross other-than-temporary impairment of $101.4 million as of September 30, 2009. Of this total other-than-temporary impairment, $66.9 million is related to credit losses, as defined under FASB ASC 320-10-50-8A, and has been recorded through earnings, and $34.5 million is related to other factors, and has been recorded as a component of other comprehensive income on our consolidated balance sheet with no impact on earnings.

  Net Changes in Assets and Liabilities Under Fair Value Option

        In February 2007, the FASB issued FASB ASC 825-10-45-1 (previously SFAS 159). FASB ASC 825 permits entities to choose to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FASB ASC 825-10-50-28 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FASB ASC 825-10-50-28 is effective for financial statements issued for fiscal periods beginning after November 15, 2007. FASB ASC 825-10-50-28 was effective for us beginning January 1, 2008, and had the following effect at adoption (dollars in thousands):

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

  Commercial Real Estate

        Commercial properties held for investment are carried at cost less accumulated depreciation. In accordance with FASB ASC 805-10-05-2 (previously SFAS 141(R)) upon acquisition, we allocate the purchase price to the components of the commercial properties acquired: the amount allocated to land is based on its estimated fair value; buildings and existing tenant improvements are recorded at depreciated replacement cost; above- and below-market in-place operating leases are determined based on the present value of the difference between the rents payable under the contractual terms of the leases and estimated market rents; lease origination costs for in-place operating leases are determined based on the estimated costs that would be incurred to put the existing leases in place under the same terms and conditions; and tenant relationships are measured based on the present value of the estimated avoided net costs if a tenant were to renew its lease at expiry, discounted by the probability of such renewal. Based on these estimates, we allocate the initial purchase price to the applicable assets and liabilities. As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized within twelve months of the acquisition date.

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

        FASB ASC 815-10-05-4 (previously SFAS 133), requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. FASB ASC 815-10-50-4A may increase or decrease reported net income and stockholders' equity prospectively, depending on future changes in fair value.

        At September 30, 2009, we were a party to two interest rate swaps with a notional par value of approximately $281.9 million; the fair value of our net liability relating to interest rate swaps was approximately $30.6 million, which is included in our derivative assets and derivative liabilities, and we had accrued interest payable of approximately $0.4 million on our interest rate swaps at such date. We entered into these interest rate swaps to seek to mitigate our interest rate risk for the specified future time period, which is defined as the term of the swap contracts. Based upon the market value of these interest rate swap contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts.

        As of September 30, 2009 and December 31, 2008, respectively, we had one and two credit default swaps ("CDS") with notional par values (our maximum exposure to loss) of $10.0 million and $20.0 million that are reflected on our balance sheet as a derivative liability at their fair value of approximately $9.9 million and $19.1 million, respectively. The fair value of the CDS depends on a number of factors, primarily premium levels, which are dependent on interest rate spreads. The CDS contracts are valued either by an independent third party pricing service or by using internally developed and tested market-standard pricing models that calculate the net present value of differences between future premiums on currently quoted market CDS and the contractual future premiums on our CDS contracts.

        We account for derivative and hedging activities in accordance with FASB ASC 815-10-05-4. FASB ASC 815-10-05-4 requires recognizing all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. We have no fair value hedges or hedges of a net investment in foreign operations.

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

        Our policy for interest and penalties on material uncertain tax positions recognized in our consolidated financial statements is to classify these as interest expense and operating expense, respectively. However, in accordance with FASB ASC 740-10-05-6 (previously FIN 48), we assessed our tax positions for all open tax years (Federal, years 2005 through 2008 and State, years 2005 through 2008) as of September 30, 2009 and concluded that we have no material FASB ASC 740-10-05-6 liabilities to be recognized at this time.

Financial Condition

  Assets

        Our current portfolio consists of commercial mortgage-backed securities, residential mortgage-backed securities, commercial real estate loan investments, credit default swaps and operating real estate. All of our assets at September 30, 2009 were acquired with the net proceeds of approximately

$405.6 million from our March 2005 private offering of 17,400,000 shares of our common stock, the net proceeds of approximately $158.6 million from our August 2006 initial public offering of 7,500,000 shares of our common stock, the net proceeds of approximately $48.6 million from our March 2007 issuance of trust preferred securities and our use of leverage.

  Mortgage-Backed Securities

        Our commercial mortgage-backed securities and residential mortgage-backed securities comprise 100% of our investment securities portfolio. We own these securities either directly on our balance sheet or in one of our two CDOs. We own the equity of each of the CDOs and it is through this equity investment that we participate in the investment performance of the portion of the investment securities portfolio that is owned by the CDOs. The commercial mortgage-backed securities and residential mortgage-backed securities segment of our portfolio at September 30, 2009 is summarized below:

	CMBS	RMBS
	(In thousands)
Amortized cost	$77,365	$22,063
Unrealized gains	21,973	18
Unrealized losses	(40,853)	(16,738)

Fair value	$58,485	$5,343

        As of September 30, 2009, the CMBS and RMBS in our portfolio purchased at a net premium or discount relative to their par value and our portfolio had a weighted average amortized cost of 9.5% and 13.4% of face amount, respectively. The CMBS and RMBS were valued below par at September 30, 2009 because we invested in lower-rated bonds in the credit structure.

        Our MBS holdings were as follows at September 30, 2009 ($ in millions):

	Outstanding Face Amount at September 30, 2009	Amortized Cost Basis Before Impairments/ Adjustments(1)
			Fair Value at September 30, 2009			Weighted Average
				Number of Securities(2)	Number of Trusts(3)
						Rating(4)	Coupon	Yield(5)	WAL(6)
CMBS	$817.4	$575.2	$58.5	133	43	CCC	5.24%	(7.62)	2.95
Non-Agency RMBS-Prime	112.1	160.2	3.7	58	32	CC+	4.25	279.99	4.15
Non-Agency RMBS-Sub Prime	52.5	135.0	1.6	24	14	CCC-	2.77	263.82	5.72
Preferred Stock	4.9	4.8	—	2	2	—	—	—	—

Total	$986.9	$875.2	$63.8	217	91

REIT ONLY (non-CDOs)
CMBS	$293.9	$149.2	$12.2	46	20	CC	5.11%	(10.35)	1.80
Non-Agency RMBS-Prime	45.2	77.3	1.4	29	20	C-	5.54	328.93	2.60
Non-Agency RMBS-Sub Prime	14.8	60.0	0.9	11	8	BB	3.36	295.75	5.74
Preferred Stock	4.9	4.8	—	2	2	—	—	—	—

Total	$358.8	$291.3	$14.5	88	50

CDOs ONLY
CMBS	$523.5	$426.0	$46.3	94	33	CCC+	5.31%	(6.90)	3.26
Non-Agency RMBS-Prime	66.9	82.9	2.3	30	22	CCC-	3.38	248.41	5.14
Non-Agency RMBS-Sub Prime	37.7	75.0	0.7	13	7	DDD+	2.54	226.34	5.70

Total	$628.1	$583.9	$49.3	137	62

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

        The table below summarizes the credit ratings of our MBS investments at September 30, 2009:

	CMBS	Prime RMBS	Subprime RMBS	Total
	(In thousands)
AAA	$—	$—	$—	$—
AA	—	—	—	—
A	—	—	—	—
BBB	8,634	—	690	9,324
BB	3,775	—	—	3,775
B	16,107	123	88	16,318
Below B	29,969	3,614	828	34,411

Total	$58,485	$3,737	$1,606	$63,828

        Actual maturities of MBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The stated contractual final maturity of the mortgage loans underlying our portfolio of MBS ranges up to 27 years, but the expected maturity is subject to change based on the prepayments of the underlying loans. As of September 30, 2009, the average final contractual maturity of the mortgage portfolio was 2036.

        The constant prepayment rate, or CPR, attempts to predict the percentage of principal that will be prepaid over the next 12 months based on historical principal paydowns. As interest rates rise, the rate of refinancings typically declines, which we believe may result in lower rates of prepayment and, as a result, a lower portfolio CPR.

        The following table summarizes our CMBS and RMBS according to their estimated weighted average life classifications as of September 30, 2009:

	CMBS		RMBS
Weighted Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Less than one year	$—	$—	$303	$1,732
Greater than one year and less than five years	703	2,598	1,236	5,067
Greater than five years	57,782	74,767	3,804	15,264

Total	$58,485	$77,365	$5,343	$22,063

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

  Commercial Mortgage-Backed Securities

        Our CMBS portfolio consists of CMBS that we own outside of our CDOs and CMBS that are owned by our CDOs. We directly own approximately $12.2 million in fair value of CMBS. These securities have a weighted average rating of CC, are priced at a weighted average price to par of 4.2%, and are projected to yield (10.35)% of their current fair value on a loss-adjusted basis. Approximately 79.2% of the CMBS that we own directly is part of a portfolio that we refer to as the "CMBS Primary Asset." The CMBS Primary Asset is a sub-portfolio that consists of our holdings in 11 CMBS securitizations in which we, either directly or through our CDOs, own a portion of the first loss tranche. The CMBS Primary Asset is further illustrated below.

        Within our two CDOs, we own approximately $46.3 million in fair value of CMBS. These securities have a weighted average rating of CCC+, are priced at a weighted average price to par of 8.8%, and are projected to yield (6.90)% of their current fair value on a loss-adjusted basis. However, the receipt of cash flows from this portion of our CMBS portfolio is governed by the waterfalls within the respective CDO indentures, which are further described below. Approximately 52.4% of the CMBS that we own within our two CDOs are part of the CMBS Primary Asset.

Class Type	Directly Owned(1)	Owned by Our CDOs	Total	Average Rating
	(In thousands)
Primary Asset	$9,651	$24,283	$33,934	CCC
Non-Primary Asset	2,532	22,019	24,551	BB

Total/Weighted Average	$12,183	$46,302	$58,485	CCC+

(1)
Either by us directly or by one of our non-CDO subsidiaries.

  CMBS Primary Asset

        The following table sets forth some relevant characteristics of our CMBS Primary Asset.

Deal Name	Number of Tranches	Size of Securitization	Detachment Point(1)	Original Face Amount of Holdings	Outstanding Face Amount at September 30, 2009	Fair Value at September 30, 2009	Rating Range	Current Delinquency	Cumulative Losses to Date(2)	Weighted Average Coupon
	($ in thousands)
BACM 2006-2	7	$2,639,761	3.26%	$32,330	$31,557	$1,601	BB+-NR	3.80%	$1,578	5.48%
BACM 2007-2	7	3,151,411	3.15	35,330	35,330	698	BB+-NR	6.35	—	5.37
BSCMS 2005-PWR9	9	2,060,565	5.49	83,001	83,001	7,004	BBB-NR	7.20	—	4.86
BSCMS 2006-PW13	8	2,837,802	4.23	55,816	55,816	5,125	BBB--NR	2.31	—	5.51
COMM 2007-C9	7	3,050,301	3.84	50,658	50,658	2,423	BB+-NR	1.46	—	5.24
CSMC 2006-C1	8	2,903,238	4.27	82,833	82,833	5,707	BBB--NR	2.59	—	5.32
CSMC 2006-C4	8	4,227,891	4.10	77,931	76,570	3,409	BBB--NR	7.80	2,778	5.62
GMACC 2005-C1	7	2,055,420	3.11	53,928	46,398	2,410	BB+-NR	4.28	7,530	4.48
WBCMT 2005-C18	8	1,324,578	5.57	39,196	39,196	2,087	BBB-NR	8.20	—	4.75
WBCMT 2006-C29	7	3,364,149	2.63	32,600	32,600	1,579	BB+-NR	4.94	—	5.07
WBCMT 2007-C31	9	5,814,873	3.27	42,503	42,503	1,891	BB+-NR	5.60	—	5.13

Total/Weighted Average	85	$33,429,989	3.74%	$586,126	$576,462	$33,934	BBB—NR	4.94%	$11,886	5.18%

(1)
A deal's detachment point is the senior limit to our credit exposure within that securitization.

(2)
Actual losses based on securities we own.

        The following table sets forth some relevant characteristics of our CMBS portfolio by vintage.

	Vintage
					Total/ Weighted Average
CMBS Characteristics as of September 30, 2009	2002	2005	2006	2007
	($ in millions)
Weighted Average Rating	B-	CCC+	CCC	CCC-	CCC
Number of Securities	3	39	60	31	133
Original Face Amount	$2.8	$295.6	$367.9	$160.7	$827.0
Outstanding Face Amount	$2.8	$288.1	$365.8	$160.7	$817.4
Amortized Cost Basis	$2.6	$41.5	$24.8	$8.5	$77.4
Fair Value	$0.7	$25.4	$24.8	$7.6	$58.5
Percentage of Total Fair Value(1)	1.20%	43.42%	42.39%	12.99%	100.00%
Coupon	4.94%	4.94%	5.51%	5.16%	5.24%
Market Yield(2)	62.29%	11.09%	(28.66)%	(7.92)%	(7.62)%
Expected Principal Return(3)	100.00%	11.39%	0.0%	0.00%	4.35%
WAL(4)	3.13	3.37	2.66	2.51	2.95
Principal Subordination(5)	3.66%	2.27%	1.74%	1.45%	1.88%
Delinquency Rate 60+(6)	1.72%	4.18%	3.84%	2.86%	3.76%
Collateral Cumulative Losses to Date	0.00%	0.06%	0.03%	0.00%	0.04%
Cumulative Losses to Date(7)	0.00%	2.23%	0.58%	0.00%	1.15%

(1)
The proportion of our CMBS portfolio comprised of the respective vintage; based on fair value of our CMBS portfolio as of September 30, 2009.

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

  Residential Mortgage-Backed Securities

        Our RMBS portfolio consists of RMBS that we own outside of our CDOs and RMBS that are owned by one of our CDOs. We directly own approximately $2.3 million in fair value of RMBS, which consists of $1.4 million of prime RMBS and $0.9 million of sub-prime RMBS. The prime bonds have a weighted average rating of C-, are priced at a weighted average price to par of 3.1% and are projected to yield 328.9% of their current fair value on a loss-adjusted basis. The sub-prime bonds have a weighted average rating of BB, are priced at a weighted average price to par of 6.1% and are projected to yield 295.8% of their current fair value on a loss-adjusted basis.

        Within our two CDOs, we own approximately $3.0 million in value of RMBS, which consists of $2.3 million of prime RMBS and $0.7 million of sub-prime RMBS. The prime bonds have a weighted average rating of CCC-, are priced at a weighted average price to par of 3.4%, and are projected to yield 248.4% of their current fair value on a loss-adjusted basis. The sub-prime bonds have a weighted average rating of DDD+, are priced at a weighted average price to par of 1.9%, and are projected to yield 226.3% of their current fair value on a loss-adjusted basis. However, the receipt of cash flows from this portion of our RMBS portfolio is governed by the waterfalls within the respective CDO indentures, which are further described below.

        The following table sets forth some relevant characteristics of our prime RMBS portfolio by vintage.

	Vintage
						Total/ Weighted Average
Prime RMBS Characteristics as of September 30, 2009	2003	2004	2005	2006	2007
	($ in millions)
Weighted Average Rating	CCC-	CCC-	CC+	C	C-	CC+
Number of Securities	4	9	40	3	2	58
Outstanding Face Amount	$3.1	$10.8	$90.0	$3.8	$4.4	$112.1
Amortized Cost Basis	$1.5	$1.0	$12.0	$0.4	$0.3	$15.2
Fair Value	$0.3	$0.3	$3.0	$0.1	$0.0	$3.7
Percentage of Total Fair Value(1)	8.1%	8.1%	81.1%	2.7%	0.0%	100.0%
Coupon	5.20%	3.18%	4.11%	7.91%	6.00%	4.25%
Market Yield(2)	81.74%	180.42%	289.42%	422.96%	1,840.29%	279.99%
Expected Principal Return(3)	71.71%	12.05%	10.90%	1.00%	0.10%	11.95%
WAL(4)	11.53	3.60	3.57	1.43	1.39	4.15
Principal Subordination(5)	0.12%	0.56%	0.62%	0.64%	0.00%	0.58%
Collateral Factor(6)	49.21%	26.05%	43.52%	58.95%	78.62%	43.87%
Bond Factor(7)	84.71%	64.35%	81.24%	96.17%	94.72%	80.74%
One Month CPR(8)	15.27	15.29	18.59	17.32	14.12	17.96
Delinquency Rate 60+(9)	0.66%	18.03%	13.84%	4.61%	6.72%	13.29%
Collateral Cumulative Losses to Date	0.02%	0.64%	0.44%	0.17%	0.33%	0.43%
Cumulative Losses to Date(10)	6.18%	5.90%	10.46%	0.00%	23.90%	9.74%

(1)
The proportion of our prime RMBS portfolio comprised of the respective vintage; based on fair value of our prime RMBS portfolio as of September 30, 2009.

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

        The following table sets forth some relevant characteristics of our sub-prime RMBS portfolio by vintage.

	Vintage
				Total/ Weighted Average
Sub-prime RMBS Characteristics as of September 30, 2009	2005	2006	2007
	($ in millions)
Weighted Average Rating	CCC-	BB-	C	CCC-
Number of Securities	17	6	1	24
Outstanding Face Amount	$43.2	$8.3	$1.0	$52.5
Amortized Cost Basis	$4.0	$2.7	$0.1	$6.8
Fair Value	$1.0	$0.5	$0.1	$1.6
Percentage of Total Fair Value(1)	62.50%	31.25%	6.25%	100.0%
Coupon	2.98%	1.76%	2.35%	2.77%
Market Yield(2)	185.75%	97.12%	3,914.65%	263.82%
Expected Principal Return(3)	10.58%	52.03%	0.00%	16.89%
WAL(4)	5.60	6.45	0.37	5.72
Principal Subordination(5)	2.87%	3.91%	0.51%	2.98%
Current Overcollateralization	0.44%	1.87%	0.00%	0.66%
Excess Spread(6)	0.45%	0.47%	0.25%	0.45%
Collateral Factor(7)	22.09%	41.53%	74.42%	26.28%
Bond Factor(8)	82.95%	93.65%	100.00%	85.00%
One Month CPR(9)	13.61	10.91	15.51	13.22
Delinquency Rate 60+(10)	33.59%	23.19%	37.61%	32.04%
Collateral Cumulative Losses to Date	6.12%	5.93%	8.77%	6.15%
Cumulative Losses to Date(11)	11.36%	0.00%	0.00%	23.23%

(1)
The proportion of our sub-prime RMBS portfolio comprised of the respective vintage; based on fair value of our sub-prime RMBS portfolio as of September 30, 2009.

(2)
Market yield as reflected above is the implied loss-adjusted yield based on our expectation of future cash flows (i.e., taking into account assumed defaults) and the fair value of the security.

(3)
Percent of outstanding face amount that we currently project to be returned as principal.

(4)
Weighted average life.

(5)
Weighted average determined based on outstanding face amount owned.

(6)
Represents the weighted average excess spread over the applicable liability coupon for the month of September 2009, weighted by par amount.

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

  Equity Securities

        Our investment policies allow us to acquire equity securities, including common and preferred shares issued by other real estate investment trusts. At September 30, 2009, we held two investments in equity securities, each with a fair value of $0. These investment securities are classified as available for sale and thus carried at fair value on our balance sheet with changes in fair value recognized in accumulated other comprehensive income until realized or determined to be other-than-temporarily impaired.

  Changes in Carrying Value of Investment Securities

        The following sets forth information regarding the changes in the carrying value of our investment securities during the nine months ended September 30, 2009:

		Activity During Nine Months Ended September 30, 2009
	December 31, 2008 Estimated Fair Value						September 30, 2009 Estimated Fair Value
Security Description		Sales	Principal Paydowns/ Write-offs	Discount/ (Premium) Amortization	Impairments	Mark-to- Market Adjustments
	(In millions)
CMBS	$58.1	$—	$(0.1)	$(6.2)	$(57.9)	$64.6	$58.5
Non-Agency RMBS	14.8	—	(4.8)	(2.4)	(8.9)	6.6	5.3
Preferred stock	0.0	—	—	—	—	—	—

Total	$72.9	$—	$(4.9)	$(8.6)	$(66.8)	$71.2	$63.8

        The following sets forth information regarding the changes in the carrying value of our investment securities during the nine months ended September 30, 2008:

		Activity During Nine Months Ended September 30, 2008
	December 31, 2007 Estimated Fair Value						September 30, 2008 Estimated Fair Value
Security Description		Sales	Principal Paydowns	Discount/ (Premium) Amortization	Impairments	Mark-to- Market Adjustments
	(In millions)
CMBS	$399.4	$(4.2)	$(0.3)	$7.6	$(56.3)	$(187.5)	$158.7
Agency MBS	1,246.7	(1,178.0)	(60.4)	(0.4)	—	(7.9)	—
Non-Agency RMBS	168.4	—	(8.8)	8.2	(54.9)	(80.2)	32.7
Preferred stock	0.7	—	—	—	(1.1)	0.4	0.0

Total	$1,815.2	$(1,182.2)	$(69.5)	$15.4	$(112.3)	$(275.2)	$191.4

  Commercial Real Estate Loan Products

        At September 30, 2009, our commercial real estate loan investments are reported as held for investment (carried at amortized cost) and held for sale (carried at fair value). Real estate loans that are held for investment are periodically reviewed for impairment. As of September 30, 2009, we reported loans held for sale totaling $5.1 million and loans held for investment totaling $2.5 million. As of September 30, 2009, we had a loan loss reserve on one of our commercial real estate loans of $14.6 million and we had a valuation allowance of $6.4 million on our mezzanine loan held for investment at such date. Our commercial real estate loan investments as of September 30, 2009 are summarized below:

Mezzanine Loans, Construction Loans and Whole Loans

	Mezzanine Loans(1)		Construction Loans(2)			Whole Loans		Total/Weighted Average
	Fixed Rate	Floating Rate	Fixed Rate		Floating Rate	Fixed Rate	Floating Rate	Fixed Rate		Floating Rate
	(In millions)
Outstanding Face Amount	$17.4	$—	$14.6		$—	$—	$2.5	$32.0		$2.5
Carrying Value	5.1	—	—		—	—	2.5	5.1		2.5
Amortized Cost	17.4	—	14.6		—	—	2.5	32.0		2.5
Fair Value	5.1	—	—		—	—	1.9	5.1		1.9
Number of Loans	2	—	1		—	—	1	3		1
Number of loans that are delinquent	1	—	1		—	—	—	2		—
Weighted average interest rate	10.1%	—%	16.00	%(3)	—%	—%	n/a	10.1	%(4)	n/a
Weighted average spread over LIBOR	n/a	—%	n/a		—%	—%	3.25%	n/a		3.25%

(1)
Mezzanine loans amount excludes $6.4 million of valuation allowance.

(2)
Construction loans amount excludes $14.6 million of loan loss allowance.

(3)
This construction loan has been placed on non-accrual status.

(4)
Excludes 16.00% fixed rate for the construction loan on non-accrual.

        As of September 30, 2009, we have the intent and ability to sell in the near future one of our mezzanine loans with a carrying value of $5.1 million. We did not record any valuation allowance during the nine months ended September 30, 2009 on this mezzanine loan.

  Operating Real Estate

        At September 30, 2009, our commercial real estate portfolio is reported at cost of approximately $223.4 million, net of accumulated depreciation of approximately $16.1 million. The commercial real estate portfolio consists of three high-quality office buildings that are 100% leased on a triple-net basis to JPMorgan Chase. The buildings are financed with long-term fixed-rate mortgage loans.

        The tables below summarize our commercial real estate investments at September 30, 2009, all of which were office properties:

Total
(In millions)
Land	$17.4
Buildings and improvements	222.1

Commercial real estate, at cost	$239.5
Accumulated depreciation	(16.1)

Commercial real estate, net of depreciation	$223.4

Location	Tenant	Year of Lease Expiry	Total Area	Book Value per sq. ft.	Book Value(1)	Mortgage Debt	Net Book Equity
			(000s sq. ft.)	($ in millions)
Houston, Texas	JPMorgan Chase	2021	428.6	$137.4	$58.9	$53.4	$5.5
Arlington, Texas	JPMorgan Chase	2027	171.5	122.4	21.0	20.9	0.1
Phoenix, Arizona	JPMorgan Chase	2021	724.0	202.5	146.6	145.1	1.5

Total			1,324.1	171.1	$226.5	$219.4	$7.1

(1)
Book value includes intangible assets and intangible liabilities, but excludes rent-enhancement and straight-line rent receivables.

        During the nine months ended September 30, 2009, we received $2.6 million in net cash receipts pursuant to our ownership of our commercial real estate portfolio, as illustrated below:

Nine months ended September 30, 2009
(In millions)
Rental revenue	$8.5
Rent enhancement	2.4
Parking garage revenue, net	1.3
Mortgage interest expense	(9.3)
Real estate tax	(0.2)
Miscellaneous expenses	(0.1)

Net cash receipts	$2.6

  Rent Enhancement Receivable, Related Party

        At September 30, 2009, we had rent enhancement receivables from related parties totaling $12.0 million. The rent enhancements were negotiated as part of our purchase of our commercial real estate properties and reflect the below-market nature of the leases on those properties at the time we purchased them.

  Interest Receivable

        At September 30, 2009, we had interest receivable of approximately $5.2 million relating to our MBS investments.

  Credit Default Swaps, Hedging Instruments and Other Derivative Activities

  Credit Default Swaps

        As of September 30, 2009, we had engaged in credit default swaps, or CDS, which are accounted for as derivatives. CDS are derivative securities that attempt to replicate the credit risk involved with owning a particular unrelated third party security, which we refer to as a reference obligation. We enter into CDS on three types of securities: RMBS, CMBS and the CMBX and ABX indices. Investing in assets through CDS subjects us to additional risks. When we enter into a CDS with respect to an asset, we do not have any legal or beneficial interest in the reference obligation but have only a contractual relationship with the counterparty, typically a broker-dealer or other financial institution, and do not have the benefit of any collateral or other security or remedies that would be available to holders of the reference obligation or the right to receive information regarding the underlying obligors or issuers of the reference obligation. In addition, in the event of insolvency of a CDS counterparty, we would be treated as a general creditor of the counterparty to the extent the counterparty does not post collateral and, therefore, we may be subject to significant counterparty credit risk. As of September 30, 2009, we were party to CDS with one counterparty. CDS are relatively new instruments, the terms of which may contain ambiguous provisions that are subject to interpretation, with consequences that could be adverse to us.

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

        As of September 30, 2009, we were a party to one CDS as a protection seller with a maturity of June 2035 with a notional par amount (maximum exposure to loss) of $10.0 million. At September 30, 2009, the fair value of our net liability relating to credit default swap contracts was $9.9 million, compared to a net liability of $19.1 million at December 31, 2008, primarily as a result of the occurrence of a credit event on the reference obligation underlying one of our CDS on which we sold protection, which required us to make payments on that CDS in the amount of $10 million during the nine months ended September 30, 2009. As of September 30, 2009, we had approximately $10.5 million of margin cash posted as collateral on $10.0 million of notional CDS and we were subject to additional potential margin calls totaling $0.1 million.

  Interest Rate Swaps

        As of September 30, 2009, we had engaged in interest rate swaps as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for a specified future time period, which is the term of the swap contract. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, a series of payments calculated by applying a fixed rate of interest to a notional amount of principal is exchanged for a stream of payments similarly calculated but using a floating rate of interest. This is a fixed-floating interest rate swap. We hedge our floating rate debt by entering into fixed-floating interest rate swap agreements whereby we swap the floating rate of interest on the liability we are hedging for a fixed rate of interest. An interest rate swap forward is an interest rate swap based on an interest rate to be set at an agreed future date. As of September 30, 2009, we were a party to interest rate swaps with maturities ranging from December 2013 to June 2018 with a notional par amount of approximately $281.9 million. Under the swap agreements in place at September 30, 2009, we receive interest at rates that reset periodically, generally every three months, and pay a rate fixed at the initiation of and for the life of the swap agreements.

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

        To comply with the provisions of FASB ASC 820-10-50-9 (previously SFAS 157), we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral posting, thresholds, mutual puts and guarantees. For the nine months ended September 30, 2009, we recorded $7.8 million into earnings as a loss, which is reflected in realized and unrealized gain (loss) on derivatives on our consolidated statement of operations, relating to our nonperformance risk, and for the three months ended September 30, 2009, we recorded $5.2 million into earnings as a loss, which is reflected in realized and unrealized gain (loss) on derivatives on our consolidated statement of operations, relating to our nonperformance risk.

        The current market value of interest rate swaps is heavily dependent on the current market fixed rate, the credit value adjustment for non-performance by our counterparties, the credit value adjustment for our non-performance, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates. As expectations of future floating rates change, the market value of interest rate swaps changes. Based on the daily market value of those interest rate swaps and interest rate swap forward contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the maturity of the contracts. At September 30, 2009, the net realized and unrealized loss on interest rate swap contracts recorded in accumulated other comprehensive loss was $9.5 million due to an increase in prevailing market interest rates, and the fair value of our liability relating to those swaps was $30.6 million.

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

Liabilities

        Our liabilities as of September 30, 2009 consist of $8.3 million of accounts payable, accrued expenses and interest and dividends payable, $41.0 million of derivative liabilities, $68.2 million of intangible liabilities and $343.1 million in long-term liabilities that are matched to the assets that the liabilities finance. Of our long-term liabilities, $28.9 million represents borrowings under our secured revolving funding line and $43.2 million is the fair value of the rated notes that were issued in conjunction with our two CDOs. The remainder of the $271.0 million of our long-term liabilities consists of $219.4 million of mortgages payable used to finance our commercial real estate properties and $51.6 million of junior subordinated notes issued to a trust that sold trust preferred securities. During 2009, we reduced the amount of our liabilities, as illustrated in the following table:

		Activity During 2009
	Balance as of December 31, 2008			Balance as of September 30, 2009
Type of Liability		Net Paydowns	Mark-to- Market Adjustments
	(In millions)
Collateralized debt obligations	$45.4	$(9.6)	$7.4	$43.2
Junior subordinated notes	51.6	—	—	51.6
Mortgages payable	219.4	—	—	219.4
Secured revolving credit facility, related party	32.9	(4.0)	—	28.9

Total	$349.3	$(13.6)	$7.4	$343.1

        We previously have entered into repurchase agreements to finance some of our purchases of investment securities and real estate loans. Borrowings under these agreements were secured by our investment securities and real estate loans and bore interest rates that have historically moved in close relationship to LIBOR. As of September 30, 2009, we were not utilizing any of those arrangements, we had no outstanding obligations under repurchase agreements and all collateral pledged against repurchase borrowings had been returned to us.

        At September 30, 2009, we had $51.6 million of junior subordinated notes outstanding. The junior subordinated notes are the sole assets owned by our subsidiary trust, Crystal River Preferred Trust I, and mature in April 2037. We have the right to redeem these notes at par on or after April 2012. Interest is payable quarterly at a fixed rate of 7.68% (ten-year LIBOR plus 2.75%) through April 2012 and thereafter at a floating rate equal to three-month LIBOR plus 2.75%.

        At September 30, 2009, we had $219.4 million of mortgage loans outstanding with a weighted-average borrowing rate of 5.58% that are secured by our commercial properties located in Houston, Texas; Phoenix, Arizona; and Arlington, Texas.

        At September 30, 2009, we had $28.9 million of borrowings outstanding under our secured revolving credit facility with an affiliate of our Manager. After giving effect to a February 2009 amendment, the credit facility provides for borrowings of up to $50.0 million in the aggregate and expires in May 2010. The secured facility bears interest at LIBOR + 2.50%. At September 30, 2009, we had pledged $36.9 million of assets as collateral under this facility.

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

        Beginning in June 2008, CDO I began to fail certain over-collateralization triggers. During this period of failure, all notes subordinate to the most senior class with a relevant trigger failure will not receive their quarterly interest payments. The money that otherwise would be paid to those classes is used instead to pay down the principal balance of the senior-most outstanding notes. During the nine months ended September 30, 2009, we received $0 in cash receipts pursuant to our ownership of the Class E notes through the equity of CDO I and $0.5 million was diverted to amortize senior notes issued by CDO I, as illustrated below:

	Original Par Value	Cash Interest Received	Cash Diverted to Amortize Senior Notes
	(in millions)
CDO I
Class E Notes	$23.3	$—	$0.4
Class F Notes	25.3	—	0.1
Class G Notes	10.8	—	—
Class H Notes	4.8	—	—
Equity	n/a	—	—

Total		$—	$0.5

        During the nine months ended September 30, 2009, we received $3.0 million in cash receipts pursuant to our ownership of the Class J notes through the equity of CDO II, as illustrated below, and $1.3 million was diverted to amortize senior notes issued by CDO II:

	Original Par Value	Cash Interest Received	Cash Diverted to Amortize Senior Notes
	(in millions)
CDO II
Class J Notes	$10.1	0.5	$—
Class K Notes	9.8	0.6	—
Equity	n/a	1.9	1.3

Total		$3.0	$1.3

        In September 2009, the trustee of CDO 1 issued a "Notice of Event of Default" to the collateral manager for CDO I because of a failure by CDO I to pay interest on the Class D notes. This event of default entitles noteholders of the senior class of notes, the Class A notes, to direct the trustee to take particular actions with respect to the collateral owned by CDO I and the CDO notes issued by CDO I. The event of default did not trigger a reconsideration event under FASB ASC 810-10-25-39 through 25-41 (previously FIN 46R) and has no impact on our consolidated financial statements during the third quarter.

        In light of these events, it is possible that CDO I may be liquidated. A liquidation under these circumstances likely would result in a capital loss on our investment in the assets of CDO I and income from the cancellation of indebtedness with respect to the notes issued by CDO I. The tax consequences of these items may be materially adverse to us and could significantly reduce our liquidity if we are required to make material distributions to our stockholders in connection with such liquidation.

        A summary of the terms of our two CDOs as of September 30, 2009 is set forth below:

	CDO I	CDO II	Total
		($ in thousands)
Balance Sheet
Assets
Face Amount	$237,981	$390,086	$628,067
Amortized Cost Basis	20,079	60,511	80,590
Fair Value	11,171	38,141	49,312
Debt(1)
Face Amount	133,908	323,510	457,418
Fair Value	10,592	32,656	43,248

Equity	$579	$5,485	$6,064

Collateral Composition		Average Rating		Average Rating		Average Rating
CMBS	$133,350	CCC-	$390,086	CCC+	$523,436	CCC+
Prime MBS	66,894	CCC-	—		66,894	CCC-
Sub-Prime MBS	37,737	DDD+	—		37,737	DDD+
Cash	—		1,022		1,022

Total	$237,981		$391,108		$629,089

(1)
Excludes the non-investment grade notes and preference shares that we retained.

(2)
Collateral composition amounts are based on par value, which is the metric used to calculate whether the Triggers pass or fail.

	CDO I	CDO II
CDO Overview:
Effective Date	Nov-05	Jan-07
End of Collateral Replacement Period	Dec-08	n/a
Optional Call Date(1)	Jan-09	n/a
Auction Call Date	Dec-13	n/a
Avg. Debt Spread (bps)(2)	58	57
CDO Cash Flow Triggers:
Over Collateralization
Class A/B/C/D
Issue Date	165.88%	n/a
Current	54.19%	n/a
Trigger	153.56%	n/a
Class E
Issue Date	150.42%	n/a
Current	45.83%	n/a
Trigger	142.15%	n/a
Class F
Issue Date	134.87%	n/a
Current	39.17%	n/a
Trigger	128.59%	n/a
Interest Coverage
Class A/B/C/D
Current	73.81%	n/a
Trigger	164.06%	n/a
Class E
Current	57.07%	n/a
Trigger	142.15%	n/a
Class F
Current	42.07%	n/a
Trigger	119.09%	n/a

(1)
In certain circumstances, the CDO issuer has the ability to call the CDO notes, commencing in January 2009.

(2)
Weighted average spread over LIBOR on the investment grade notes that we did not retain.

Stockholders' Deficit

        Stockholders' deficit at September 30, 2009 was approximately $48.7 million and included $4.6 million of net unrealized holdings gains on available-for-sale securities and $9.5 million of net unrealized and realized losses on interest rate agreements accounted for as cash flow hedges presented as a component of accumulated other comprehensive income (loss).

Results of Operations For the Nine Months Ended September 30, 2009 compared to the Nine Months Ended September 30, 2008

  Summary

        Our net loss for the nine months ended September 30, 2009 was $71.8 million, or $2.85 per weighted average basic and diluted share outstanding, compared with a net loss of $270.0 million, or

$10.88 per weighted average basic and diluted share outstanding, for the nine months ended September 30, 2008. Net loss decreased by $198.2 million from the 2008 period to the 2009 period for the reasons set forth below.

  Revenues

        The following table sets forth information regarding our revenues:

	Nine Months Ended September 30,		Variance
	2009	2008	Amount	%
	(In millions)
Revenues
Interest and dividend income:
CMBS.	$22.4	$39.1	$(16.7)	(42.7)%
Agency MBS	—	16.3	(16.3)	(100.0)
Non-Agency RMBS.	4.9	30.0	(25.1)	(83.7)
Real estate loans.	0.9	5.8	(4.9)	(84.5)
Other interest and dividend income.	0.1	1.0	(0.9)	(90.0)

Total interest and dividend income.	28.3	92.2	(63.9)	(69.3)
Rental income, net.	16.3	16.6	(0.3)	(1.8)

Total revenues	$44.6	$108.8	$(64.2)	(59.0)%

        Interest income for the nine months ended September 30, 2009 with respect to CMBS decreased by $16.7 million, or 42.7%, compared to interest income for the nine months ended September 30, 2008 because of lower non-cash amortization resulting from the adoption of a new accounting principle and lower cash receipts due to interest shortfalls. Interest income with respect to Agency MBS for the nine months ended September 30, 2009 decreased by $16.3 million, or 100.0%, compared to interest income from Agency MBS for the nine months ended September 30, 2008 as we divested of those investments in March 2008. Interest income with respect to Non-Agency RMBS for the nine months ended September 30, 2009 decreased by $25.1 million, or 83.7%, compared to interest income from Non-Agency RMBS for the nine months ended September 30, 2008 as a result of lower non-cash amortization resulting from the adoption of a new accounting principle and lower cash receipts due to interest shortfalls, in addition to the impact of lower interest rates during 2009. Interest income with respect to real estate loans for the nine months ended September 30, 2009 decreased $4.9 million, or 84.5%, compared to interest income from real estate loans for the nine months ended September 30, 2008 because we had fewer investments in that asset class during 2009 and interest rates were lower during 2009. Interest income on real estate loans also was lower in 2009 due to principal paydowns and loan sales totaling $130.7 million in 2008. Other interest and dividend income for the nine months ended September 30, 2009 decreased $0.8 million, or 80.0%, compared to other interest and dividend income for the nine months ended September 30, 2008 due to lower interest income earned on restricted and non-restricted cash balances during 2009 and a decrease in dividends from our preferred stock investments during 2009.

        Of the $44.6 million in revenues for the nine months ended September 30, 2009, $53.2 million was received in cash and $(8.6) million was a non-cash revenue reduction from the amortization of premiums on bonds based on revised cost values. This is compared to $93.6 million in cash and $15.2 million of non-cash revenue from the accretion of discounts on bonds purchased at prices below their par value for the nine months ended September 30, 2008.

        Cash flow, and accordingly, interest income, for the subordinate bonds within both our CMBS and Non-Agency RMBS portfolios is expected to trend down in the future as losses are realized in the respective securitizations.

  Expenses

        The following table sets forth information regarding our total expenses:

	Nine Months Ended September 30,		Variance
	2009	2008	Amount	%
	(In millions)
Expenses
Interest expense:
Repurchase agreements—Agency MBS.	$—	$11.6	$(11.6)	(100.0)%
Repurchase agreements—other than Agency MBS	—	1.0	(1.0)	(100.0)
Interest rate swap expense	1.0	1.6	(0.6)	(37.5)
CDO notes.	4.6	13.7	(9.1)	(66.4)
Senior mortgage-backed notes, related party	—	1.7	(1.7)	(100.0)
Mortgages payable	9.3	9.3	—	—
Junior subordinated notes.	3.0	3.0	—	—
Secured revolving credit facility, related party	0.7	2.2	(1.5)	(68.2)
Amortization of deferred financing costs.	—	0.2	(0.2)	(100.0)

Total interest expense	18.6	44.3	(25.7)	(58.0)
Management fees and incentive fees, related party.	—	1.3	(1.3)	(100.0)
Professional fees.	1.8	1.7	0.1	5.9
Depreciation and amortization	9.1	9.1	—	—
Insurance expense.	1.4	1.3	0.1	7.7
Compensation and directors' fees.	0.4	0.4	—	—
Public company expense.	0.4	0.5	(0.1)	(20.0)
Commercial real estate expenses.	1.2	1.2	—	—
Provision for loan loss	6.8	20.9	(14.1)	(67.5)
Other expenses.	0.2	1.1	(0.9)	(81.8)

Total expenses	$39.9	$81.8	$(41.9)	(51.2)%

        Interest expense relating to repurchase agreements for the nine months ended September 30, 2009 decreased $12.6 million, or 100.0%, compared to interest expense relating to repurchase agreements for the nine months ended September 30, 2008 because we did not utilize repurchase agreement financing during 2009. Interest expense relating to CDO notes for the nine months ended September 30, 2009 decreased $9.1 million, or 66.4%, compared to interest expense relating to CDO notes for the nine months ended September 30, 2008 as a result of CDO principal repayments during 2008 and 2009 and due to lower interest rates on our floating rate CDO notes in 2009 than in 2008. For the nine months ended September 30, 2009, interest expense relating to senior mortgage-backed notes, related party, decreased $1.7 million, or 100.0%, compared to interest expense relating to senior mortgage-backed notes, related party, for the nine months ended September 30, 2008 as a result of the repayment in full of those notes during June and July 2008. For the nine months ended September 30, 2009, interest expense relating to our secured revolving credit facility, related party, decreased $1.5 million, or 68.2%, compared to interest expense relating to our secured revolving credit facility, related party, for the nine months ended September 30, 2008 as the outstanding balance under this facility was significantly lower during the 2009 period and interest rates charged on borrowings under this facility were lower in 2009 than in the comparable period in 2008.

        Expenses for the nine months ended September 30, 2009 for base management fees, incentive fees and amortization related to restricted stock and options granted to our Manager decreased $1.3 million, or 100%, compared to such expenses for the nine months ended September 30, 2008 primarily as a result of our $307.1 million net loss in 2008, which has caused our stockholders' equity to be in a deficit position since December 31, 2008. We also incurred a $6.8 million loan loss relating to our construction loan and one of our mezzanine loans during the nine months ended September 30, 2009.

        Our Manager has waived its right to request reimbursement from us of third-party expenses that it incurred through September 30, 2009, which amount we otherwise would have been required to reimburse to our Manager. The management agreement with our Manager, which was negotiated before our business model was implemented, provides that we will reimburse our Manager for certain third party expenses that it incurs on our behalf, including rent and utilities. BIM incurs such costs and did not allocate any such expenses to our Manager from our inception in 2005 through September 30, 2009.

  Other Revenues (Expenses)

        Other expenses for the nine months ended September 30, 2009 totaled approximately $76.5 million, compared to other expenses of $297.0 million for the nine months ended September 30, 2008, a decrease of $220.5 million, or 74.2%.

        Other expenses for the nine months ended September 30, 2009 consisted primarily of $2.9 million of recognized loss relating to net changes in the values of assets and liabilities carried under the fair value option of FASB ASC 825-10-45-1 (previously SFAS 159) (we elected the fair value option under FASB ASC 825-10-45-1 in 2008) and a $66.8 million loss on impairment of available-for-sale securities, which is the net of the total other-than-temporary impairments in the amount of $99.4 million offset by the $32.6 million recognized in other comprehensive income (as a result of the adoption of FASB ASC 320-10-65-1 (previously FSP FAS 115-2) in April 2009), and $2.7 million of realized and unrealized losses on derivatives, primarily as a result of unrealized losses on interest rate swaps and credit default swaps of $16.3 million.

        Other expenses for the nine months ended September 30, 2008 consisted primarily of:

  •
  $44.2 million of realized and unrealized loss on derivatives, primarily as a result of:

  (
  )  realized and unrealized losses on CDS of $16.1 million;

  (
  )  realized losses on settlement of interest rate swaps of $21.0 million;

  (
  )  unrealized losses on hedge ineffectiveness of $10.8 million;

  (
  )  unrealized gains on economic hedges undesignated of $3.5 million;

  •
  $5.0 million of realized net loss on the sale of available-for-sale securities, real estate loans and other investments;

  •
  $134.5 million of recognized loss relating to net changes in the values of assets and liabilities carried under the fair value option of FASB ASC 825-10-45-1 (previously SFAS 159); and

  •
  an $112.3 million loss on impairment of available-for-sale securities, which was comprised of a $47.9 million impairment relating to CMBS, Non-Agency RMBS and preferred stock investments caused by adverse changes in cash flow assumptions, and a $64.5 million impairment caused by an other-than-temporary decline in market values due to spread widening.

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

        At September 30, 2009 and December 31, 2008, we were in compliance with all REIT requirements and have not provided for income tax expense on our REIT taxable income for the year ended December 31, 2008 or for the nine months ended September 30, 2009. We also have a domestic taxable REIT subsidiary that is subject to tax at regular corporate rates. The deferred tax benefit is attributable to a net operating loss carryforward, primarily generated by the disposition of certain credit default swaps and accrued management fees associated with our investment in a private equity fund held in the TRS.

        As of September 30, 2009, we had recorded a $16.0 million valuation allowance on deferred tax assets of $16.0 million attributable to income tax net operating loss carryforward relating to our TRS. The valuation allowance is based on management's estimate that our TRS is not expected to generate sufficient taxable income to recover the deferred tax assets. As of September 30, 2009, we had a net operating loss carryforward of $35.3 million. Almost all of the net operating loss carryforward expires in 2027.

Results of Operations For the Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008

  Summary

        Our net loss for the three months ended September 30, 2009 was $55.3 million, or $2.19 per weighted average basic and diluted share outstanding, compared with a net loss of $56.7 million, or $2.28 per weighted average basic and diluted share outstanding, for the three months ended September 30, 2008. Net loss decreased by $1.4 million from the 2008 quarter to the 2009 quarter for the reasons set forth below.

  Revenues

        The following table sets forth information regarding our revenues:

	Three Months Ended September 30,		Variance
	2009	2008	Amount	%
	(In millions)
Revenues
Interest and dividend income:
CMBS.	$5.6	$11.9	$(6.3)	(52.9)%
Non-Agency RMBS.	0.8	9.2	(8.4)	(91.3)
Real estate loans.	0.2	0.9	(0.7)	(77.8)
Other interest and dividend income.	—	0.2	(0.2)	(100.0)

Total interest and dividend income.	6.6	22.2	(15.6)	(70.3)
Rental income, net.	5.3	5.4	(0.1)	(1.9)

Total revenues	$11.9	$27.6	$(15.7)	(56.9)%

        Interest income for three months ended September 30, 2009 with respect to CMBS decreased $6.3 million, or 52.9%, compared to interest income for the three months ended September 30, 2008 because of lower non-cash amortization resulting from the adoption of a new accounting principle and lower cash receipts due to interest shortfalls. Interest income with respect to Non-Agency RMBS for the three months ended September 30, 2009 decreased by $8.4 million, or 91.3%, over interest income from Non-Agency RMBS for the three months ended September 30, 2008 as a result of lower non-cash amortization resulting from the adoption of a new accounting principle and lower cash receipts due to interest shortfalls, in addition to the impact of lower interest rates during 2009. Interest income with respect to real estate loans for the three months ended September 30, 2009 decreased $0.7 million, or 77.8%, compared to interest income from real estate loans for the three months ended September 30, 2008 because we had fewer investments in that asset class during 2009 and interest rates were lower during 2009. Interest income on real estate loans also was lower in 2009 due to principal paydowns and loan sales totaling $130.7 million in 2008. Other interest and dividend income for the three months ended September 30, 2009 decreased $0.2 million, or 100%, compared to other interest and dividend income for the three months ended September 30, 2008 due to lower interest income earned on restricted and non-restricted cash balances during 2009 and a decrease in dividends from our preferred stock investments during 2009.

        Of the $11.9 million in revenues for the three months ended September 30, 2009, $16.9 million was received in cash and $(5.0) million was a non-cash revenue reduction from the amortization of premiums on bonds based on revised cost values. This is compared to $24.7 million in cash and $2.9 million in non-cash revenue from the accretion of discounts on bonds purchased at prices below their par value for the three months ended September 30, 2008.

        Cash flow, and accordingly, interest income, for the subordinate bonds within both our CMBS and Non-Agency RMBS portfolios is expected to trend down in the future as losses are realized in the respective securitizations.

  Expenses

        The following table sets forth information regarding our total expenses:

	Three Months Ended September 30,		Variance
	2009	2008	Amount	%
	(In millions)
Expenses
Interest expense:
Repurchase agreements—Agency MBS.	$—	$—	$—	—%
Repurchase agreements—other than Agency MBS	—	0.1	(0.1)	(100.0)
Interest rate swap expense	0.3	0.6	(0.3)	(50.0)
CDO notes.	1.3	4.0	(2.7)	(67.5)
Mortgages payable	3.1	3.1	—	—
Junior subordinated notes.	1.0	1.0	—	—
Secured revolving credit facility, related party	0.2	0.5	(0.3)	(60.0)

Total interest expense	5.9	9.3	(3.4)	(36.6)
Management fees and incentive fees, related party.	—	0.2	(0.2)	(100.0)
Professional fees.	1.0	0.5	0.5	100.0
Depreciation and amortization	3.0	3.0	—	—
Insurance expense.	0.5	0.5	—	—
Compensation and directors' fees.	0.2	0.1	0.1	100.0
Public company expense.	0.1	0.1	—	—
Commercial real estate expenses.	0.4	0.4	—	—
Provision for loan loss	—	4.4	(4.4)	(100.0)
Other expenses.	0.1	0.2	(0.1)	(50.0)

Total expenses	$11.2	$18.7	$(7.5)	(40.1)%

        Interest expense relating to repurchase agreements for the three months ended September 30, 2009 decreased $0.1 million, or 100.0%, compared to interest expense relating to repurchase agreements for the three months ended September 30, 2008 because we did not utilize repurchase agreement financing during 2009. Interest expense relating to CDO notes for the three months ended September 30, 2009 decreased $2.7 million, or 67.5%, compared to interest expense relating to CDO notes for the three months ended September 30, 2008 as a result of CDO principal repayments during 2008 and 2009 and due to lower interest rates on our floating rate CDO notes in 2009 than in 2008. For the three months ended September 30, 2009, interest expense relating to our secured revolving credit facility, related party, decreased $0.3 million, or 60.0%, compared to interest expense relating to our secured revolving credit facility, related party for the three months ended September 30, 2008 as the outstanding balance under this facility was significantly lower during the 2009 period and interest rates charged on borrowings under this facility were lower in 2009 than in the comparable period in 2008.

        Expenses for the three months ended September 30, 2009 for base management fees, incentive fees and amortization related to restricted stock and options granted to our Manager decreased $0.2 million, or 100%, compared to such expenses for the three months ended September 30, 2008 primarily as a result of our $307.1 million net loss in 2008, which has caused our stockholders' equity to be in a deficit position since December 31, 2008. Expenses for the three months ended September 30, 2009 for professional fees and compensation and directors' fees increased $0.6 million, or 100%, compared to such expenses for the three months ended September 30, 2008 primarily as a result of the special committee of our board of directors hiring a financial advisor and legal counsel to assist it in reviewing strategic alternatives for us and the payment of special committee fees to members of the special committee and a salary to our president and interim chief executive officer. We did not incur any loan loss relating to our construction loan for the three months ended September 30, 2009.

  Other Revenues (Expenses)

        Other expenses for the three months ended September 30, 2009 totaled approximately $55.9 million, compared with other expenses of $65.6 million for the three months ended September 30, 2008, a decrease of $9.7 million, or 14.8%.

        Other expenses for the three months ended September 30, 2009 consisted primarily of $6.0 million of recognized gain relating to net changes in the values of assets and liabilities carried under the fair value option of FASB ASC 825-10-45-1 (previously SFAS 159) (we elected the fair value option under FASB ASC 825-10-45-1 in 2008) and a $46.7 million loss on impairment of available-for-sale securities, which is the net of the total other-than-temporary impairments in the amount of $56.4 million offset by the $9.7 million recognized in other comprehensive income (as a result of the adoption of FASB ASC 320-10-65-1 (previously FSP FAS 115-2) in April 2009), and $13.1 million of realized and unrealized loss on derivatives, primarily as a result of unrealized losses on interest rate and credit default swaps of $10.1 million.

        Other expenses for the three months ended September 30, 2008 consisted primarily of:

  •
  $6.2 million of realized and unrealized gain on derivatives, primarily as a result of:

  (
  )  unrealized losses on CDS of $0.2 million;

  (
  )  realized losses on settlement of interest rate swaps of $2.7 million;

  (
  )  unrealized losses on economic hedges undesignated of $3.3 million;

  •
  $0.1 million of realized net gain on the sale of available-for-sale securities, real estate loans and other investments;

  •
  $32.3 million of recognized loss relating to net changes in the values of assets and liabilities carried under the fair value option of FASB ASC 825-10-45-1 (previously SFAS 159); and

  •
  a $26.9 million loss on impairment of available-for-sale securities, which was comprised of a $9.6 million impairment relating to CMBS, Non-Agency RMBS and preferred stock investments caused by adverse changes in cash flow assumptions, and a $17.3 million impairment caused by an other-than-temporary decline in market values due to spread widening.

Liquidity and Capital Resources

        We require cash to fund our operating expenses. Our cash resources include cash on hand, cash flow from operations, principal and interest payments received from investments, cash from the sale of investments, borrowings under our secured credit facility, and when available (and when we deem appropriate), borrowings under reverse repurchase agreements. As discussed above, we do not anticipate having investable cash for investment for the foreseeable future.

        We held cash and cash equivalents of approximately $3.3 million at September 30, 2009, which excludes restricted cash of approximately $16.9 million that is used to collateralize certain of our CDS ($10.5 million) and certain other commercial real estate and financing obligations. In addition, we had restricted cash of $3.6 million that serves as collateral for a potential loss contingency for yield maintenance payments related to the sale of 11 of our whole loans to a third party.

        Our operating activities provided net cash of approximately $14.9 million for the nine months ended September 30, 2009, which was primarily a result of a net loss of $71.8 million being comprised in part of net changes in assets and liabilities carried under the fair value option of FASB ASC 825-10-45-1 (previously SFAS 159) of $3.0 million, non-cash impairment charges relating to available-for-sale securities of $66.8 million, an increase in the provision for loan loss of $6.8 million, accretion of net premium on investment securities and real estate loans of $8.5 million and non-cash depreciation and amortization of $9.1 million. Operating activities provided further net cash from a net increase in accounts payable and accrued expenses and interest payable of $2.0 million. This was offset in part by other non-cash activities, including unrealized gain on derivatives of $6.7 million, amortization of net realized cash flow hedge gain of $1.1 million and amortization of intangible liabilities of $4.1 million, and by a net decrease in other receivables and prepaid expenses and other assets of $1.2 million.

        Our operating activities provided net cash of approximately $27.3 million for the nine months ended September 30, 2008 primarily as a result of realized and unrealized loss on derivatives of $39.1 million, net changes in assets and liabilities carried under the fair value option of FASB ASC 825-10-45-1 (previously SFAS 159) of $134.5 million, non-cash impairment charges relating to available for sale securities of $112.3 million, provision for loan loss of $20.9 million, non-cash depreciation and amortization of $9.1 million, amortization and write-off of deferred financing costs of $1.0 million and a realized net loss on available for sale securities, real estate loans and other investments of $4.8 million. Operating activities provided further net cash from a net decrease in interest receivable of $7.5 million. This was offset in part by a net loss of $270.0 million and other non-cash activities, including accretion of a net discount on available for sale securities and real estate loans of $15.1 million and amortization of intangible liabilities of $4.1 million. The increase in cash was also further offset by a net decrease in accounts payable and accrued liabilities, due to Manager and interest payable of $11.4 million, a net decrease in other receivables, prepaid expenses and other assets of $1.4 million and $3.4 million of net payments on the settlement of derivatives.

        Our investing activities provided net cash of $3.2 million for the nine months ended September 30, 2009 primarily from proceeds from rent enhancement of $2.4 million, principal repayments from investment securities and real estate loans totaling $0.7 million and net receipts of restricted cash from credit default swaps of $10.2 million. This was partially offset by net cash paid to terminate swaps of $10.0 million.

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

        Our financing activities used net cash of $21.1 million for the nine months ended September 30, 2009 primarily due to dividends paid of $7.5 million, principal repayments of CDOs and senior mortgage-backed securities of $9.6 million and payments on borrowings under our secured revolving credit facility with a related party of $4.0 million.

        Our financing activities used net cash of $1,439.9 million for the nine months ended September 30, 2008 primarily due to net repayments on repurchase agreements of $1,267.8 million, dividends paid of $41.0 million, principal repayments of CDOs and senior mortgage-backed securities of $112.0 million, payments on the settlement of derivatives of $10.5 million and payments on borrowings under our secured revolving credit facility with a related party of $25.9 million. This was partially offset by net receipts from restricted cash of $17.3 million.

        Our source of funds as of September 30, 2009 consisted of borrowings under our secured revolving credit facility (which had unused availability of $7.4 million as of September 30, 2009), which we used to refinance the acquisition financing of certain of our investments and to provide margin with respect to such borrowings and certain of our derivative transactions. We currently do not intend to borrow additional funds, except to the extent necessary to fund our current operations. Increases in short-term interest rates or widening of interest rate spreads could negatively affect the valuation of our mortgage-related assets, which could limit our borrowing ability or cause the lender under our secured revolving credit facility to require more collateral to secure its loans to us. Without additional equity capital, it is unlikely that we would be to able obtain debt financing for investment activity or for any other purpose, including funding our operating expenses.

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

        Based on our current portfolio and leverage rate and assuming that we are able to extend or refinance the current credit facility that we have with an affiliate of our Manager, we believe that our cash flow from operations and the utilization of borrowings will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements, to pay fees under our management agreement, if any, to fund our distributions to stockholders, if any, and to pay general corporate expenses. However, as discussed below, as of September 30, 2009, we owed $28.9 million to an affiliate of our Manager under our secured credit facility. Unless extended, this credit facility expires in May 2010. If this facility is not extended and we cannot obtain alternative financing, we do not expect to have sufficient cash on hand or to generate sufficient cash flow from operations to repay such indebtedness. Given the current lack of liquidity in the credit markets and the current economic recession, we expect to have difficulty obtaining alternative financing if our credit facility is not extended and if we cannot obtain alternative financing or extend our credit facility, it increases the risk of our ability to continue as a going concern. As a result of the disposition of our Agency MBS portfolio and the repayment of all of our repurchase agreement financing in 2008, we currently are not exposed to the risk of margin calls on our short-term financings, but as of September 30, 2009, we were exposed to the risk of margin calls totaling $0.1 million with respect to our derivatives transactions.

        In August 2007, we entered into a $100.0 million unsecured 364-day credit facility with Brookfield US Corporation, an affiliate of our Manager. Under the terms of the credit facility, if our current manager, Hyperion Brookfield Crystal River Capital Advisors, LLC, or another wholly owned subsidiary of Brookfield Asset Management Inc. is not acting as our manager, then Brookfield US Corporation may accelerate all amounts due under our revolving credit facility. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100.0 million in the aggregate and to reduce the interest rate to LIBOR + 2.50%. On March 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth and to eliminate the financial covenants relating to minimum net income (as defined in the facility), compliance with a maximum leverage ratio and compliance with an interest rate sensitivity requirement. On August 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of June 30, 2008, to revise the financial covenant relating to minimum net worth. On February 26, 2009, we and Brookfield US Corporation amended the terms of the facility to extend the term of the facility from May 2009 to May 2010, to lower the borrowing capacity under the facility from $100.0 million to $50.0 million and, effective as of December 31, 2008, to delete the financial covenant relating to minimum net worth. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendments were approved by the independent members of our board of directors. As of September 30, 2009, we owed $28.9 million under this facility, we pledged MBS, real estate loans and a portion of the equity in our commercial real estate investments with an aggregate carrying value of $36.9 million to secure the $28.9 million of borrowings outstanding at such date and we had $7.4 million of unused availability under this facility.

        Our ability to meet our long-term (greater than one year) liquidity and cash resource requirements in excess of our borrowing capacity will be subject to obtaining additional debt financing and/or equity capital. Such financing will depend on market conditions for capital raises and for the investment of any proceeds. Without additional capital, we will be unable to resume investment activity and may be unable to confront liquidity problems as our debt obligations begin to mature and if we cannot obtain alternative financing or extend the maturity of these debt obligations, it increases the risk of our ability to continue as a going concern. Upon liquidation, holders of our debt securities and shares of preferred stock, if any, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. In addition, as discussed above, if delinquency trends continue to rise, our revenue will be adversely impacted as well.

        In November 2009, our board of directors announced that it had elected to suspend the quarterly dividend to holders of shares of our common stock to preserve liquidity in consideration of the large increase in the delinquency rate on our CMBS portfolio and the resulting uncertainty regarding our operating cash flows. Based on our current forecasts, we would not be required to make any further distributions in 2009 in order to maintain our REIT status through 2009. The elimination of the common dividend for the remainder of 2009, assuming the same $0.10 quarterly dividend per share that was paid in October 2009, equates to approximately $2.5 million in cash flow savings each quarter. Our board of directors will continue to evaluate our dividend policy in light of our portfolio performance and relevant provisions of the Internal Revenue Code.

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

  Off-Balance Sheet Arrangements

        As of September 30, 2009, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special-purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2009, we had no outstanding commitment to fund real estate loans.

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

        During the nine months ended September 30, 2009, we did not make any advances to fund real estate loans and as of September 30, 2009, we had no outstanding commitment to fund real estate loans.

        In June and July 2008, we sold 13 whole loans to a third party. See Note 5 to our consolidated financial statements included elsewhere herein. In connection with the sale of 11 of those loans, we entered into a yield maintenance agreement that serves to protect the buyer against potential prepayments of those 11 whole loans. In accordance with the agreement, we deposited $4.1 million into a restricted trust account to serve as collateral for the potential loss contingency. The agreement provides for the quarterly release to either the buyer or us of a proportionate share of the collateral contingent on any prepayments of the 11 whole loans. Our maximum loss contingency under this agreement at the time of sale totaled $4.1 million. As of September 30, 2009, we accrued a loss contingency totaling $0.8 million (compared to our maximum exposure to loss of $3.6 million as of such date) based on assumptions developed by management relating to the timing and value of expected prepayments on the 11 loans. The loss contingency was recorded as additional realized loss on the sale of real estate loans in our statement of operations during 2008.

        The table below sets forth information about our contractual obligations as of September 30, 2009. In addition to the amounts set forth in the table, we also are subject to interest rate swaps for which we cannot estimate future payments due.

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Contractual Debt Obligations
Collateralized debt obligations(1)	$457,418	$—	$—	$—	$457,418
Junior subordinated notes	51,550	—	—	—	51,550
Mortgage payable	219,380	—	479	566	218,335
Secured revolving credit facility, related party(2)	28,920	28,920	—	—	—
Operating Lease Obligations
Houston ground lease	1,634	25	50	50	1,509

Total	$758,902	$28,945	$529	$616	$728,812

(1)
Amount is based on unpaid principal balance. As of September 30, 2009, the difference between fair value and unpaid principal balance is $414,170.

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

        As of September 30, 2009, the primary component of our market risk was interest rate risk, as described below. Although we do not seek to avoid risk completely, we do believe the risk can be quantified from historical experience and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

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

        As of September 30, 2009, we were party to two interest rate swap contracts. The following table summarizes the expiration dates of these contracts and their notional amounts (in thousands):

Expiration Date	Notional Amount
2013	$41,437
2018	240,467

Total	$281,904

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

        All loans are subject to a certain probability of default. We have underwriten our CMBS and RMBS investments assuming the underlying loans will suffer a certain dollar amount of defaults and the defaults will lead to some level of realized losses. Loss adjusted yields are computed based on these assumptions and applied to each class of security supported by the cash flow on the underlying loans. The most significant variables affecting loss adjusted yields include, but are not limited to, the number of defaults, the severity of loss that occurs subsequent to a default and the timing of the actual loss. The different rating levels of CMBS will react differently to changes in these assumptions. The lowest rated securities are generally more sensitive to changes in timing of actual losses. The higher rated securities are more sensitive to the severity of losses.

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

        The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive investments, CDO liabilities, senior mortgage-backed notes, mortgages payable, junior subordinated notes, secured revolving credit facility indebtedness and swaps, at September 30, 2009, assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points
	(Dollars in thousands)
Mortgage assets and other investment securities(1)
Fair value	$65,862	$63,828	$62,475
Change in fair value	$2,034	—	$(1,353)
Change as a percent of fair value	3.19%	—	(2.12)%
Real estate loans, including real estate loans held for sale
Fair value	$7,210	$6,994	$6,791
Change in fair value	$216	—	$(203)
Change as a percent of fair value	3.08%	—	(2.90)%
Other assets(2)
Fair value	$525	$525	$525
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
CDO liabilities
Fair value	$(43,248)	$(43,248)	$(43,248)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Mortgages payable
Fair value	$(154,588)	$(146,945)	$(139,301)
Change in fair value	$(7,643)	—	$7,644
Change as a percent of fair value	5.20%	—	(5.20)%
Junior subordinated notes
Fair value	$(17,953)	$(17,463)	$(16,973)
Change in fair value	$(490)	—	$490
Change as a percent of fair value	2.81%	—	(2.81)%
Secured revolving credit facility, related party
Fair value	$(27,575)	$(27,575)	$(27,575)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Undesignated interest rate swaps
Fair value	$(32,083)	$(30,683)	$(29,307)
Change in fair value	$(1,400)	—	$1,376
Change as a percent of notional value	(0.50)%	—	0.49%
Credit default swaps
Fair value	$(10,003)	$(9,870)	$(9,745)
Change in fair value	$(133)	—	$125
Change as a percent of notional value	(1.33)%	—	1.25%

(1)
The fair value of all of our investment securities is included.

(2)
The fair value of our other investments that are sensitive to interest rate changes is included.

n/m
= not meaningful

        The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive investments, repurchase agreement liabilities, CDO liabilities, senior mortgage-backed notes, mortgages payable, junior subordinated notes and swaps, at September 30, 2008, assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points
	(Dollars in thousands)
Mortgage assets and other investment securities(1)
Fair value	$205,431	$191,367	$183,005
Change in fair value	$14,064	—	$(8,362)
Change as a percent of fair value	7.35%	—	(4.37)%
Real estate loans, including real estate loans held for sale
Fair value	$31,668	$31,130	$30,591
Change in fair value	$538	—	$(538)
Change as a percent of fair value	1.73%	—	(1.73)%
Repurchase agreements(2)
Fair value	$(8,335)	$(8,335)	$(8,335)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
CDO liabilities
Fair value	$(153,362)	$(153,362)	$(153,362)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Senior mortgage-backed notes, related party
Fair value	$—	$—	$—
Change in fair value	—	—	—
Change as a percent of fair value	—	—	—
Mortgages payable
Fair value	$(205,198)	$(193,557)	$(180,217)
Change in fair value	$(11,641)	—	$13,340
Change as a percent of fair value	6.01%	—	(6.89)%
Junior subordinated notes
Fair value	$(15,596)	$(15,058)	$(14,562)
Change in fair value	$(538)	—	$496
Change as a percent of fair value	3.57%	—	(3.30)%
Secured revolving credit facility, related party
Fair value	$(41,420)	$(41,420)	$(41,420)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Net designated and undesignated interest rate swaps and caps
Fair value	$(14,579)	$(13,372)	$(12,328)
Change in fair value	$(1,207)	—	$1,044
Change as a percent of notional value	(0.42)%	—	0.36%

	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points
	(Dollars in thousands)
Credit default swaps
Fair value	$(18,788)	$(18,756)	$(18,725)
Change in fair value	$(32)	—	$31
Change as a percent of notional value	(0.16)%	—	0.16%

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

        Currency Risk—From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. Changes in currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. We attempt to mitigate this impact by utilizing currency swaps on our foreign currency-denominated investments or foreign currency forward commitments to hedge the net exposure. As of September 30, 2009, we held no investments denominated in foreign currency and accordingly, we were not exposed to foreign currency exchange risk.

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

        In addition, under the Agreement, our Manager earns a quarterly incentive fee equal to 25% of the amount by which the quarterly net income per share, as defined in the Agreement (which principally excludes the effect of stock compensation and the unrealized change in derivatives), exceeds an amount equal to the product of the weighted average of the price per share of the common stock we issued in our March 2005 private offering and in our August 2006 initial public offering and the price per share of common stock in any subsequent offerings by us, multiplied by the higher of (i) 2.4375% or (ii) 25% of the then applicable 10 year Treasury note rate plus 0.50%, multiplied by the then weighted average number of outstanding shares for the quarter. The incentive fee is paid quarterly. The Agreement provides that 10% of the incentive management fee is to be paid in shares of our common stock (providing that such payment does not result in our Manager owning directly or indirectly more than 9.8% of our issued and outstanding common stock) and the balance is to be paid in cash. Our Manager may, at its sole discretion, elect to receive a greater percentage of its incentive management fee in shares of our common stock. During the nine months ended September 30, 2009 and 2008 and the three months ended September 30, 2009 and 2008, we did not incur any incentive management fees.

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

        We issued to our Manager 84,000 shares of our restricted common stock and granted options to purchase 126,000 shares of our common stock for a 10 year period at a price of $25 per share in March 2005. We issued to certain of our directors a total of 2,000 shares of restricted stock in May 2007, 2,000 shares of restricted stock in June 2008 and 4,000 shares of restricted stock in June 2009, all of which vest on the first anniversary of the date of issuance. For the nine months ended September 30, 2009 and 2008 and the three months ended September 30, 2009 and 2008, the base management fee expense was $0, $1.3 million, $0 and $0.2 million, respectively.

        The Agreement provides that we are required to reimburse our Manager for certain expenses incurred by our Manager on our behalf provided that such costs and reimbursements are no greater than that which would be paid to outside professionals or consultants on an arm's length basis. For the nine months ended September 30, 2009 and 2008, we were not charged any reimbursable costs by our Manager.

        In January 2007, we purchased a $28.5 million investment in BREF One, LLC (the "Fund"), a real estate finance fund sponsored by Brookfield, the indirect parent of our Manager, and managed by a Brookfield subsidiary, and incurred a $10.4 million unfunded capital commitment to the Fund. The acquisition was made from two subsidiaries of Brookfield. During the first quarter of 2008, we sold our interest in the Fund to an affiliate of our Manager at its carrying value of $35.7 million and we were released from our unfunded capital commitment to the Fund. During the nine months ended September 30, 2008 and the three months ended September 30, 2008, we had less than $0.1 million of equity losses from our investment in the Fund.

        In August 2007, we entered into a $100.0 million unsecured 364-day credit facility with Brookfield US Corporation, an affiliate of our Manager. Under the terms of the credit facility, if our current manager, Hyperion Brookfield Crystal River Capital Advisors, LLC, or another wholly owned subsidiary of Brookfield Asset Management Inc. is not acting as our manager, then Brookfield US Corporation may accelerate all amounts due under our revolving credit facility. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100.0 million in the aggregate and to reduce the interest rate to LIBOR + 2.50%. On March 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth and to eliminate the financial covenants relating to minimum net income (as defined in the facility), compliance with a maximum leverage ratio and compliance with an interest rate sensitivity requirement. On August 7, 2008, we and Brookfield US Corporation

amended the terms of the facility, effective as of June 30, 2008, to revise the financial covenant relating to minimum net worth. On February 26, 2009, we and Brookfield US Corporation amended the terms of the facility to extend the term of the facility from May 2009 to May 2010, to lower the borrowing capacity under the facility from $100.0 million to $50.0 million and, effective as of December 31, 2008, to delete the financial covenant relating to minimum net worth. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendments were approved by the independent members of our board of directors. As of September 30, 2009, we owed $28.9 million under this facility, we had pledged MBS, real estate loans and a portion of the equity in our commercial real estate investments with an aggregate carrying value of $36.9 million to secure the $28.9 million of borrowings outstanding at such date and we had $7.4 million of unused availability under this facility. The credit agreement contains customary representations, warranties and covenants, including covenants requiring us to maintain our REIT status and limiting dividends, liens, mergers, asset sales and other fundamental changes. As of September 30, 2009, we were in compliance with all of the covenants under the credit agreement.

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

        As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Controls

        There have been no changes in our "internal control over financial reporting" (as defined in paragraph (f) of Rule 13a-15 promulgated under the Exchange Act) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.    Legal Proceedings

  None

Item 1A.    Risk Factors

        The most significant risk factors applicable to us are described in Item 1A of our amended Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2008 filed with the Securities and Exchange Commission on June 5, 2009, which we refer to as our 2008 Form 10-K. A copy of those risk factors, as updated for this Quarterly Report on Form 10-Q, is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. The following risk factors disclose material changes to the risk factors disclosed in our 2008 Form 10-K.

Recently adopted amendments to accounting standards will require us to consolidate previous and any potential future securitization transactions, which will have a significant impact on our consolidated financial statements and net worth.

        In June 2009, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 166, Accounting for Transfers of Financial Assets, or SFAS 166, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167, which significantly change the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity, or a VIE. SFAS 166 eliminates the qualifying special purpose entity, or the QSPE, concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial asset derecognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization recharacterization provisions. SFAS 167 requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE's primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. We have evaluated the provisions of these two statements and believe that their application will result in the consolidation of our QSPEs, or more specifically the underlying trusts for certain of the subordinate CMBS that we own, which may result in our balance sheet and statement of operations not being comparable from period to period. Implementation of these standards requires us to make major operational and system changes.

        Although we are still assessing the impact of these new accounting standards, we currently expect that the adoption of these accounting standards will require that we consolidate onto our balance sheet all assets and liabilities and onto our statement of operations all revenues and expenses of the underlying trusts for certain of the subordinate CMBS that we own if we continue to own those subordinate CMBS after December 31, 2009. Because of the magnitude and complexity of the operational and system changes that we are making and the limited amount of time available to complete and test our systems development, there is a risk that unexpected developments could make it difficult for us to implement all of the necessary system changes and internal control processes by the January 1, 2010 effective date. Failure to make these changes by the effective date could have a material adverse impact on us, including on our ability to produce financial reports on a timely basis or to remain in compliance with the financial covenants in our credit agreement. In addition, making the necessary operational and system changes in a compressed time frame diverts resources from our other business requirements and corporate initiatives and could result in significantly increased operating costs, which could have a material adverse impact on our operations.

We are currently not making new investments and it is uncertain whether we will be able to make additional investments in the future, which increases the risk that we will be unable to continue as a going concern.

        We have observed a number of IPO filings by recently formed entities with investment strategies focused on commercial and residential real estate debt markets. As permitted by our management agreement (which contains policies to ensure that potential conflicts of interest are managed appropriately), our Manager's parent company is pursuing opportunities to sponsor new ventures and raise investment capital to be deployed in the real estate debt sector. Our board of directors will continue to exercise oversight of our Manager and our Manager will continue to have the same obligation to manage our portfolio as set forth in our management agreement (which contains policies to ensure that potential conflicts of interest are managed appropriately). Our board of directors is currently considering the potential impact on us from our Manager's parent company pursuing such an opportunity and the potential effect, if any, that it could have on the management of our portfolio.

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

We have suspended the payment of dividends on our common stock.

        For business reasons, in November 2009, our board of directors suspended payment of dividends on shares of our common stock. We can provide no assurance as to when we will resume paying dividends on our common stock, if at all.

In the event CDO I is liquidated, the tax consequences may be materially adverse to us and could significantly reduce our liquidity if we are required to make material distributions to our stockholders in connection with such liquidation.

        In November 2005, we issued collateralized debt obligations through two newly-formed financing subsidiaries, Crystal River CDO 2005-1, Ltd. and Crystal River CDO 2005-1 LLC (collectively referred to as "CDO I"). In January 2007, we issued collateralized debt obligations through two newly-formed financing subsidiaries, Crystal River Capital Resecuritization 2006-1 Ltd. and Crystal River Capital Resecuritization 2006-1 LLC (collectively referred to as "CDO II"). CDO I and CDO II represent VIEs with respect to which we have determined we are the primary beneficiary and accordingly, we have consolidated them in our consolidated financial statements. We determined that we are the primary beneficiary of both CDO I and CDO II as we have the highest level of variability of return due to the credit risk of the underlying assets. For additional information relating to the consolidated assets and liabilities of CDO I and CDO II, see Note 9 to our consolidated financial statements.

        On September 2, 2009, the trustee of CDO 1 issued a Notice of Event of Default to the collateral manager for CDO I because of a failure by CDO I to pay interest on the Class D notes. This event of default entitles noteholders of the senior class of notes, the Class A notes, to direct the trustee to take particular actions with respect to the collateral owned by CDO I and the CDO notes issued by CDO I. The event of default did not trigger a reconsideration event under FASB ASC 810-10-25-39 through 25-41 (previously FIN 46R) and has no impact on our consolidated financial statements during the third quarter.

        In light of these events, it is possible that CDO I may be liquidated. A liquidation under these circumstances likely would result in a capital loss on our investment in the assets of CDO I and income from the cancellation of indebtedness with respect to the notes issued by CDO I. The tax consequences of these items may be materially adverse to us and could significantly reduce our liquidity if we are required to make material distributions to our stockholders in connection with such liquidation.

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
Statements regarding Computation of Earnings per Share (Data required by FASB ASC 260-10-50-1 (previously SFAS 128), is provided in Note 15 to the consolidated financial statements contained in this report)
31.1	*	Certification of Rodman L. Drake, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Craig J. Laurie, Chief Financial Officer and Treasurer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Rodman L. Drake, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Craig J. Laurie, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	*	Risk Factors

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRYSTAL RIVER CAPITAL, INC.
November 6, 2009 Date	/s/ RODMAN L. DRAKE Rodman L. Drake Chairman of the Board, President and Chief Executive Officer
November 6, 2009 Date	/s/ CRAIG J. LAURIE Craig J. Laurie Chief Financial Officer and Treasurer

S-1