Form 10-K
period 2009-12-31
Crystal River Capital, Inc.
filed 2010-03-26
CIK 1344705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

MARKET VALUE

         The aggregate market value of the outstanding common stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $39.5 million (based on the closing sale price of $1.76 per share as reported by the Over-the-Counter Bulletin Board on that date).

OUTSTANDING STOCK

         As of March 23, 2010, there were 24,909,256 outstanding shares of common stock. The common stock is traded on the Over-the-Counter Bulletin Board and on Pink Sheets under the trading symbol "CYRV".

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the close of the registrant's fiscal year.

CRYSTAL RIVER CAPITAL, INC.

i

EXPLANATORY NOTE

Except where the context suggests otherwise in this report, the terms "Crystal River," "we," "us" and "our" refer to Crystal River Capital, Inc. and its subsidiaries; "our Manager" refers to our external manager, Crystal River Capital Advisors, LLC and in certain contexts, may refer to our external manager and its affiliates that provide advisory services to us, including our sub-advisors; "BIM" refers to Brookfield Investment Management Inc., a sub-advisor that has been retained by us and our Manager; "Brookfield Sub-Advisor" refers to Brookfield Crystal River Capital L.P., a sub-advisor that has been retained by us and our Manager; and "Brookfield" refers to Brookfield Asset Management Inc., the indirect parent company of our Manager, BIM and Brookfield Sub-Advisor, together with its subsidiaries. References in this report to the rating of a debt security reflects the lowest of the credit ratings for such security issued by each of Fitch, Inc., Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc.

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

  •
  the impending maturity of our senior revolving credit facility, our lack of access to additional financing and our current financial condition raise substantial doubt regarding our ability to continue as a going concern;

  •
  recent adverse developments in the mortgage finance and credit markets and our current inability to make new investments;

  •
  risks relating to our proposed merger with Brookfield, as well as risks relating to our failure to complete the merger;

  •
  changes in our business strategy;

  •
  availability of qualified personnel;

  •
  conflicts of interest with our Manager;

  •
  terrorist attacks;

  •
  our reliance on a single tenant for all three of our commercial real estate properties;

  •
  increased rates of default and/or decreased recovery rates on our investments;

  •
  increased prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;

  •
  changes in governmental regulations, tax law and rates and similar matters;

  •
  changes in generally accepted accounting principles by standard-setting bodies;

  •
  to the extent we have investable cash, availability of investment opportunities in real estate-related and other securities; and

  •
  the degree and nature of our competition.

PART I

Item 1.    Business.

        Crystal River is a Maryland corporation that has invested in commercial real estate, real estate loans and instruments, real estate-related securities, such as commercial and residential mortgage-backed securities, and various other asset classes. We have invested primarily in commercial real estate, whole mortgage loans, mezzanine loans, commercial mortgage-backed securities, or CMBS, and non-Agency residential mortgage-backed securities, or non-Agency RMBS. We also have invested in junior interests in mortgage loans known as B Notes, mortgage-backed securities issued by U.S. Government sponsored agencies, or Agency MBS, diversified asset-backed securities, or ABS, including consumer obligations, and collateralized debt obligations, or CDOs. Finally, we have made selective debt and/or equity investments in certain alternative assets to diversify our portfolio and enhance our risk adjusted returns. We are externally managed and advised by wholly-owned subsidiaries of Brookfield. We have elected and qualified to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code since the 2005 tax year. To maintain our tax status as a REIT, we are required to distribute at least 90% of our taxable income, to the extent that we have any, and we are monitoring our balance sheet investments to meet the asset and income tests necessary to maintain qualification as a REIT.

        We were organized on January 25, 2005 by BIM, which may be deemed to be our promoter, and completed a private offering of our common stock, par value $0.001 per share, which we refer to as our common stock, in March 2005, in which we raised net proceeds of approximately $405.6 million. In August 2006, we completed our initial public offering, in which we sold 7.5 million shares of our stock and raised net proceeds of $158.6 million.

        We currently own a portfolio consisting of commercial mortgage backed securities, residential mortgage backed securities, commercial mortgage loan products and three commercial real estate office buildings that are net-leased on a long-term basis to JPMorgan Chase. In the current market, it is very difficult to obtain or refinance leverage against our portfolio of assets and we currently do not have any investable cash. We make portfolio allocation decisions based on various factors, including expected cash yield, relative value, risk-adjusted returns, current and projected credit fundamentals, current and projected macroeconomic considerations, current and projected supply and demand, credit and market risk concentration limits, liquidity, cost and availability of financing and hedging activities, as well as maintaining our REIT qualification and our exclusion from regulation under the Investment Company Act of 1940, which we refer to as the Investment Company Act. These factors place significant limits on the amount of certain of our targeted investments such as private equity funds, non-real estate loans and consumer ABS, non-real estate-related CDOs and other equity investments that might be included in our portfolio.

        Our common stock is traded on the Over-the-Counter Bulletin Board and on Pink Sheets under the symbol "CYRV". Historically, our board of directors established our dividend by analyzing the long-term sustainability of earnings given existing market conditions and the current composition of our portfolio and by analyzing our distribution obligations as a REIT. This included an analysis of our credit loss assumptions, general level of interest rates and projected hedging costs. In November 2009, our board of directors announced that it had elected to suspend our quarterly dividend to stockholders to preserve liquidity in consideration of the large increase in the delinquency rate on our CMBS portfolio and the resulting uncertainty regarding our operating cash flows. In addition, we are prohibited from paying any dividends under the merger agreement described in "Business—Recent Developments—Possible Acquisition of Crystal River", which we refer to as the merger agreement.

        We are managed by our Manager, a subsidiary of Brookfield Asset Management Inc., a publicly traded (NYSE:BAM) asset management company with approximately $100 billion of assets under management at December 31, 2009. Our Manager provides an operating platform that incorporates significant asset origination, risk management, and operational capabilities.

        Beginning in 2007, we determined that we operate in two reportable segments: a Commercial Real Estate segment and a Securities, Loans and Other segment. See Note 17 to our consolidated financial statements contained elsewhere herein for certain financial information relating to our segments for the year ended December 31, 2009.

        Current market conditions continue to remain challenging. Assets within our portfolio continued to decline in market value throughout 2008 and 2009. Specifically, CMBS and RMBS assets, which make up the bulk of our securities portfolio, are valued by the marketplace as if they were "interest-only" securities that will only pay interest for another one to two years, with no principal being paid at maturity. We actively monitor the cash flow that is produced from this portfolio, which also has experienced significant declines as a result of defaults and delinquencies in the underlying loans.

        During 2008 and 2009, we were focused on executing our stated goal of reducing our short-term debt. The first step toward that goal was the sale of our $1.2 billion Agency MBS portfolio in the first half of 2008 and the application of the sales proceeds to repay our short-term debt, which significantly decreased the size of our balance sheet. Our short-term debt totaled $1.3 billion at December 31, 2007 and as of December 31, 2009, it stood at $28.9 million. Our current view is that in order to run our business effectively in the face of current market conditions, our fundamental focus needs to be on maximizing our current and expected cash flows. To this end, our board of directors reduced our dividend, beginning in the second quarter of 2008, and suspended our dividend, beginning in the fourth quarter of 2009.

Recent Developments

  Going Concern

        We held cash and cash equivalents of approximately $3.3 million as of December 31, 2009, which excludes restricted cash of approximately $16.5 million that is used to collateralize our credit default swap and certain other commercial real estate and financing obligations. As of December 31, 2009, we owed $28.9 million to an affiliate of our Manager under our secured credit facility. Unless earlier terminated as provided in the credit agreement governing the terms of our secured credit facility, our credit facility terminates on August 31, 2010. If the merger with Brookfield discussed below under "—Possible Acquisition of Crystal River" is not consummated, this facility is not extended and we cannot obtain alternative financing, we do not expect to have sufficient cash on hand or to generate sufficient cash flow from operations to repay such indebtedness. Given the current lack of liquidity in the credit markets and the current economic climate, we expect to have difficulty obtaining alternative financing if our credit facility is not extended. If we cannot obtain alternative financing or extend our credit facility, it increases the risk that we will be unable to continue as a going concern. Our independent registered public accounting firm, Ernst & Young LLP, has issued an opinion on our consolidated financial statements which states that our inability to refinance or extend the maturity of indebtedness maturing in the next 12 months raises substantial doubt about our ability to continue as a going concern.

        Our consolidated financial statements included in this Annual Report on Form 10-K do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should we be unable to continue as a going concern.

  Completion of the Exchange and Discharge of our Trust Preferred Securities

        On January 29, 2010, we entered into an exchange agreement, which we refer to as the Exchange Agreement, with Taberna Preferred Funding VIII, Ltd. and Taberna Preferred Funding IX, Ltd., which we collectively refer to as Taberna, pursuant to which we exchanged certain of our assets described below for the outstanding $50.0 million aggregate liquidation preference of trust preferred securities issued by Crystal River Preferred Trust I and backed by $51.6 million aggregate principal amount of our junior subordinated notes due 2037. Immediately following the closing of the transaction contemplated by the Exchange Agreement, the junior subordinated notes were cancelled, the indenture under which the notes were issued was discharged and Crystal River Preferred Trust I was dissolved.

        Pursuant to the Exchange Agreement, we transferred and assigned to Taberna two real estate loans and a CMBS bond, which collectively had an aggregate carrying value for accounting purposes on our balance sheet as of December 31, 2009 of $6.0 million, and we also paid to Taberna a $1.0 million exchange fee. We also paid $0.5 million to cover all costs and expenses that were incurred by the collateral manager for Taberna, the indenture trustee and their respective advisors.

  Possible Acquisition of Crystal River

        On February 24, 2010, we announced that we had concluded our previously-announced review of strategic alternatives and that we had entered into a definitive merger agreement with Brookfield pursuant to which Brookfield is expected to acquire all the shares of our outstanding common stock that Brookfield does not already own for cash at a price of $0.60 per share, which we refer to as the Merger.

        The Merger was unanimously approved by the independent members of our board of directors, and by the Special Committee formed to oversee our strategic review process. The transaction is subject to approval by our stockholders holding a majority of the shares entitled to vote at a special meeting of stockholders, as well as other customary closing conditions. Consummation of the Merger is not subject to a financing condition and Brookfield has consented to the transaction in its capacity as our senior lender. The merger agreement does not prohibit us from receiving and evaluating competing bids prior to completion of the Merger and does not require the payment of a termination fee if we accept a superior bid. We will be obligated to reimburse Brookfield for all of its transaction expenses if the merger agreement is terminated other than as result of a breach by Brookfield (subject to a cap in certain circumstances). The Merger currently is expected to close in the second quarter of 2010.

  Amendment of Credit Agreement

        Concurrently with entering into the merger agreement with Brookfield, we amended the terms of our revolving credit facility with Brookfield US Corporation, an affiliate of our Manager, pursuant to which the maturity date of the credit facility was extended to August 31, 2010, unless sooner terminated as provided in the credit agreement; provided, however, that, notwithstanding the foregoing, the term of the credit facility will expire upon the latest of (i) May 25, 2010, (ii) the effective time of the Merger and (iii) thirty (30) calendar days following the termination of the merger agreement, but in no event later than August 31, 2010. In addition, Brookfield US Corporation consented to the Merger and to the separate sale by us of certain of our assets (described below) as contemplated by the merger agreement.

  Binding Letter of Intent for Asset Sale

        As contemplated by the merger agreement, on March 9, 2010, we entered into a binding letter of intent, which we refer to as the Asset Sale LOI, with Ranieri Partners Management LLC, which we refer to as Ranieri, pursuant to which Ranieri (either directly or through an affiliate) agreed to purchase five CMBS bonds from us, which we refer to as the CMBS Purchase. The five CMBS bonds had a carrying value of approximately $0.9 million as of December 31, 2009. In addition, under the Asset Sale LOI, Ranieri (either directly or through an affiliate) agreed to acquire the rights to:

  •
  (i) (a) direct us to use commercially reasonable efforts to advocate for the appointment of Ranieri or another person designated by Ranieri (in this context, we refer to Ranieri in this context or such other person designated by Ranieri as the Specified Manager) as the collateral manager for Crystal River CDO 2005-1, Ltd., which we refer to as CDO1 and (b) exercise, from and after the final consummation of the CMBS Purchase, any and all of our rights, in our capacity as the sole holder of the preferred shares of CDO1, to direct the appointment of a replacement collateral manager for CDO1 (subject to any fiduciary or other legal obligations that we have) (clauses (a) and (b) of this subparagraph (i) are collectively referred to herein as the CDO1 Rights Purchase); and

  •
  (ii) (a) direct us, in our capacity as the sole holder of the preferred shares of Crystal River Resecuritization 2006-1 Ltd., which we refer to as CDO2, to direct CDO2 to appoint the Specified Manager as the replacement collateral manager for CDO2, following the resignation of our Manager as the CDO2 collateral manager under the collateral management agreement for CDO2 and (b) exercise, from and after the final consummation of the CMBS Purchase, any and all of our rights, in our capacity as the sole holder of the preferred shares of CDO2, to direct the appointment of a replacement collateral manager for CDO2 (subject to any fiduciary or other legal obligations that we have) (clauses (a) and (b) of this subparagraph (ii) are collectively referred to herein as the CDO2 Rights Purchase).

        Ranieri has agreed to pay us a total of $8.0 million for the CMBS Purchase, the CDO1 Rights Purchase and the CDO2 Rights Purchase, which we refer to collectively as the Transaction. The following table provides information with respect to the purchase price to be paid by Ranieri (either directly or through one or more of its affiliates) and the estimated closing date for each component of the Transaction:

Component of Transaction	Purchase Price	Estimated Closing Date
CMBS Purchase	$2,500,000 (plus accrued and unpaid interest through the closing date of this portion of the Transaction)	Closed on March 15, 2010
CDO1 Rights Purchase	$3,500,000	Third Quarter/Fourth Quarter 2010 (90 days after obtaining approval of Class A Notes to appoint the Specified Manager)
CDO2 Rights Purchase	$2,000,000	June/July 2010

        In connection with the execution of the Asset Sale LOI, one of Ranieri's affiliates paid $1.6 million (20% of the total purchase price) as a deposit on the Transaction. A ratable portion of the escrowed funds (based on the purchase prices specified above) will be applied to each component of the Transaction upon the closing of that component. The CMBS Purchase closed on March 15, 2010 and $0.5 million of the deposit was applied against the $2.5 million purchase price for the CMBS bonds. An affiliate of Brookfield is a lender to the Ranieri affiliate that purchased the CMBS bonds, which such Ranieri affiliate we refer to as the Purchaser, and proceeds from such loan have been used to fund the deposit referenced above and the remainder of the purchase price for the CMBS bonds and an additional $1.9 million available under the loan may be used to fund a portion of the purchase price for the CDO1 Rights Purchase and the CDO2 Rights Purchase. In addition, an affiliate of Brookfield, which we refer to as the Co-Investor, is a co-investor with the Purchaser in the entity, which we refer to as the Servicer, that acts as the special servicer for several of the CMBS securitizations in which we have invested, including all of the securitizations in which the bonds that were the subject of the CMBS Purchase are a part. Brookfield and/or its affiliates have, or prior to the CMBS Purchase had, the ability to designate the special servicer for the securitizations in which the bonds that were the subject of the CMBS Purchase are a part and had designated the Servicer as the special servicer for those securitizations. The Co-Investor and the Purchaser own approximately 8.5% and 32.3%, respectively, of the Servicer.

        We also agreed to grant to Ranieri a right of first refusal to purchase all or any portion of our interest in two CMBS securitizations if we sell those securities in the future.

        The CMBS Purchase closed on March 15, 2010. The completion of the CDO1 Rights Purchase and the CDO2 Right Purchase are subject to various customary closing conditions as well as the execution of definitive documentation. The Asset Sale LOI and the Transaction were approved by a special committee of our board of directors, which is comprised entirely of the independent members of our board of directors, which we refer to as the Special Committee. The Special Committee, with the assistance of Broadpoint.Gleacher, the Special Committee's financial advisor, solicited and received several bids on the assets that are the subject of the Transaction. The Special Committee selected the Ranieri bid based on the combination of price and other terms, in particular those providing greater certainty of closing.

Our Manager

        We are externally managed and advised by our Manager, a wholly-owned subsidiary of Brookfield that was formed on January 25, 2005 solely for the purpose of serving as our manager, whose officers consist of investment professionals and employees of Brookfield or one or more of its affiliates. As of December 31, 2009, our Manager had no employees other than our President and Chief Executive Officer, and we and our Manager had no other independent officers and were entirely dependent on Brookfield and its affiliates for the day-to-day management of our operations. In August 2009, our current Chairman, President and Chief Executive Officer was appointed Chairman of our Board of Directors, President and Interim Chief Executive Officer in connection with the commencement of our strategic review process. While our directors periodically review our investment guidelines and our investment portfolio, other than any investments involving our affiliates or our sub-advisors' affiliates or investments proposed by Brookfield Sub-Advisor, which they are required to review and approve prior to such investments being made, they do not review all of our proposed investments. Our officers have been delegated the responsibility to review and make investments consistent with our investment strategy and to provide direction and oversight to our sub-advisors. Our Manager did not have any experience managing a REIT prior to its entering into a management agreement with us and it currently does not provide management or other services to entities other than us.

        We believe our relationship with Brookfield, BIM, our Manager and our sub-advisors has provided us with substantial benefits in sourcing, underwriting and managing our investments. Our Manager is responsible for administering our business activities and day-to-day operations and uses the resources of Brookfield to support our operations. We believe that our management agreement and sub-advisory agreements provide us access to broad referral networks, experience in capital markets, credit analysis, debt structuring, hedging and asset management, as well as corporate operations and governance. Our Manager, together with our sub-advisors, has well-respected, established portfolio management resources for each of our targeted asset classes and an extensive, mature infrastructure supporting those resources. Our Manager's and our sub-advisors' portfolio management resources and infrastructure are fully scalable to service our company's activities. We also expect to benefit from our Manager's comprehensive risk management, which addresses not only the risks of portfolio loss, such as risks relating to price volatility, position sizing and leverage, but also the operational risks such as execution of transactions, clearing of transactions, recording of transactions, and monitoring of positions that can have major adverse impacts on investment programs.

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

Our Business Strengths

        To the extent we have investable cash, we believe the following are our business strengths:

  •
  Access to Complementary Investment Skills of Sub-Advisors

  •
  Experienced Professionals and Senior Management Team

  •
  Diversified Investment Strategy

  •
  Access to Brookfield's Investment Management Infrastructure

  •
  Relationships and Deal Flow of Brookfield and Our Sub-Advisors

  •
  Alignment of Interests of Our Manager and Our Stockholders

Our Investment Strategy

        Currently, we do not have investable capital that would allow us to pursue investment opportunities and, in light of our financial condition, we do not anticipate having any investable capital in the future.

        Our historic investment strategy is consistent with Brookfield's investment philosophy, which is predicated on the concept of producing stable cash flows and absolute returns. We and Brookfield believe that the most significant opportunities for out-performance exist between and within sectors, as well as among individual investments. Although we are unable to take advantage of future investment opportunities, our historic investment strategy and process is further described below.

        The investment process begins with a macroeconomic assessment of the market. Included in the market assessment is the analysis of the interest rate environment, the phase of the real estate cycle, consumer credit trends, supply and demand relationships, as well as a review of any recently released or pending economic data. Our Manager seeks to determine the relative merits of sectors by combining the analysis of historical relationships with our Manager's anticipated outlook for the market. Portfolio managers evaluate fundamental and technical developments in each sector, along with current offerings, recent transactions and market clearing levels and yield spread levels to provide a relative value outlook. This analysis is utilized to determine optimal areas to allocate credit risk in the portfolio across sectors and maturities and to maximize yield and total return expectations.

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

        We opportunistically invested in a diversified investment portfolio of real estate securities, real estate and various other asset classes, subject to maintaining our REIT status and exclusion from regulation under the Investment Company Act. Accordingly, we have not adopted policies that require us to establish or maintain any specific asset allocations, and our targeted allocations will vary from time to time as determined by our management team, subject to the oversight of our board of directors.

        We benefit from the full range of experience and depth of resources developed by our Manager and its affiliates in managing approximately $100 billion of assets as of December 31, 2009. We rely on our Manager's expertise in identifying assets within our target asset classes. Portfolio allocation decisions have been based on various factors, including expected cash yield, relative value, risk-adjusted returns, current and projected credit fundamentals, current and projected macroeconomic considerations, current and projected supply and demand, credit and market risk concentration limits, liquidity, cost of financing and financing availability, as well as maintaining our REIT qualification and exclusion from regulation under the Investment Company Act.

  Our Target Asset Classes

        While currently we have no investable capital, our targeted asset classes and the principal investments that we have made to date in each, whether directly or indirectly through investments in funds that focus on these asset classes, are as follows:

Asset Class	Principal Investments
Commercial Real Estate	• Direct Property Ownership • Preferred Equity Investments
Mortgages and Other Real Estate Debt	• Mortgage Loans • B Notes • Mezzanine Loans • Land Loans • Construction Loans • Construction Mezzanine Loans
MBS
—CMBS	• Investment Grade CMBS (Senior and Subordinated) • Below-Investment Grade CMBS (Rated and Non-Rated)
—Agency MBS	• Agency Adjustable Rate Mortgages ("ARMs")
—RMBS	• Non-Agency ARMs • Investment Grade RMBS • Below-Investment Grade RMBS • Non-Conforming Loans • Other RMBS
Other asset-backed securities	• CDOs • Consumer ABS • Aircraft ABS
Alternative Assets	• Other Equity Investments

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

        Although we have focused on the investments described above, our investment decisions depend on prevailing market conditions and the availability of investable capital. We have not adopted any policy that establishes specific asset allocations among our targeted asset classes. As a result, we cannot predict the percentage of our assets that will be invested in each asset class or whether we will invest in other classes or investments. Our board of directors does not and will not review all of our proposed investments, but reviews our portfolio at least quarterly and reviews our investment strategy and policies at least annually. We may change our investment strategy and policies and the percentage of assets that may be invested in each asset class, or in the case of securities, in a single issuer, without a vote of our stockholders.

        The following discusses the principal investments we have made and our general leverage targets for each type of principal investment. Generally, we attempt to match fund our investments by matching the maturity of the financing source with the expected maturity of the investment.

Accordingly, where appropriate and available, we have used direct mortgage borrowing and CDO issuances or other long-term borrowings to finance long-term assets.

        Direct Real Property Ownership.    We have made direct investments in income-producing commercial real estate office properties within the United States. We currently leverage our direct real estate investments in the range of three to eight times the amount of our equity allocated to the asset class. As of December 31, 2009, the carrying value of our direct investments in real property totaled $221.8 million. In connection with our direct real property ownership, we have recorded rent enhancement receivables totaling $11.4 million as of December 31, 2009. Intangible assets and liabilities recorded in connection with our direct real property ownership totaled $69.9 million and $66.8 million, respectively, as of December 31, 2009.

        Whole Mortgage Loans and Bridge Loans.    We have originated and purchased direct or indirect interests in whole loans secured by first mortgages which provide long-term mortgage financing to commercial property developers and owners that generally have maturity dates ranging from three to ten years. As of December 31, 2009, we had originated 100% of the aggregate principal amount of whole mortgage loans and bridge loans that we held. We currently leverage our investments in whole mortgage loans and bridge loans in the range of zero to eight times the amount of our equity allocated to the asset class. As of December 31, 2009, the carrying value of our investments in whole loans was approximately $1.2 million, with a weighted average coupon rate of 3.48%.

        Commercial Real Estate Subordinated Loans.    We have invested in direct or indirect interests in commercial real estate subordinated loans, which we refer to as B Notes, that may be rated by at least one nationally recognized rating agency. The subordination of a B Note typically is evidenced by an inter-creditor agreement with the holder of the related A Note. B Notes share certain credit characteristics with subordinated CMBS, in that both reflect an interest in a first mortgage and are subject to more credit risk with respect to the underlying mortgage collateral than the corresponding senior securities or the A Notes, as the case may be. As opposed to a typical CMBS secured by a large pool of mortgage loans, B Notes typically are secured by a single property, and the associated credit risk is concentrated in that single property. B Notes also share certain credit characteristics with second mortgages, in that both are subject to more credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or the A Note, as the case may be. As of December 31, 2009, we did not have any investments in B Notes.

        Mezzanine Loans.    We have originated and purchased direct or indirect interests in mezzanine loans that are subordinated to a first mortgage loan on a property and are senior to the borrower's equity in the property. These loans are made to the owner of the property and are secured by pledges of ownership interests in the property and/or the property owner. The mezzanine lender can foreclose on the pledge interests and thereby succeed to ownership of the property subject to the lien of the first mortgage. As of December 31, 2009, we had purchased 100% of the aggregate principal amount of mezzanine loans that we held. We currently leverage our investments in mezzanine loans in the range of zero to four times the amount of our equity allocated to the asset class. As of December 31, 2009, the carrying value of our investments in mezzanine loans was $4.7 million, with a weighted average coupon rate of 7.32%, which excludes the 15.00% fixed rate coupon for the one mezzanine loan that has been placed on non-accrual status.

        Construction Loans and Construction Mezzanine Loans.    We have originated or acquired participations in direct or indirect interests in construction or rehabilitation loans on commercial properties that generally provide 85% to 90% of total project costs and are secured by first lien mortgages. Construction loans generally would provide us with fees and interest income at risk adjusted rates and potentially a percentage of net operating income or gross revenues from the property, payable to us on an ongoing basis, and a percentage of any increase in value of the property, payable upon maturity or refinancing of the loan. As of December 31, 2009, we had originated 100% of the aggregate principal amount of construction loans and construction mezzanine loans that we held, which includes those loans in which we participated in the original syndication. We currently leverage our investments in construction loans and construction mezzanine loans in the range of zero to four times the amount of our equity allocated to the asset class. As of December 31, 2009, the carrying value of our investments in construction loans was $0, with a weighted average coupon rate of 16.00% (this loan currently is in default and is not paying cash interest).

        Commercial Mortgage Backed Securities.    We have invested in CMBS that are secured by, or evidence ownership interests in, a single commercial mortgage loan, or a partial or entire pool of mortgage loans secured by commercial properties. These securities may be senior, subordinated, investment grade or non-investment grade. We have acquired CMBS from private originators of, or investors in, mortgage loans, including savings and loan associations, mortgage banks, commercial banks, finance companies, investment banks and other entities. We have entered into interest rate swaps, futures, options or other strategies to reduce the impact of changes in interest and financing rates for these investments. We currently leverage our investments in CMBS in the range of zero to five times the amount of our equity allocated to the asset class. As of December 31, 2009, the carrying value of our investments in CMBS was approximately $38.1 million, with a weighted average coupon rate of 5.21%.

        Agency Mortgage Backed Securities.    We have invested in Agency MBS. Agency MBS are securities that represent participations in, are secured by or payable from, mortgage loans secured by residential real property, which include agency mortgage pass-through certificates and agency collateralized mortgage obligations, or CMOs. We have entered into interest rate swaps to reduce the impact of changes in interest and financing rates for these investments. Adjustable rate mortgages, or ARMS, have interest rates that reset periodically, typically every six or 12 months. Because the interest rates on ARMS adjust periodically based on market conditions, ARMS tend to have interest rates that do not significantly deviate from current market rates. This, in turn, can cause ARMS to have less price sensitivity to interest rates. Hybrid ARMS have interest rates that have an initial fixed period (typically two, three, five, seven or ten years) and thereafter reset at regular intervals in a manner similar to traditional ARMS. The investment characteristics of pass-through MBS differ from those of traditional fixed-income securities. Mortgage prepayments are affected by factors including the level of interest rates, general economic conditions, the location and age of the mortgage, and other social and demographic conditions. Generally, prepayments on pass-through MBS increase during periods of falling mortgage interest rates and decrease during periods of stable or rising mortgage interest rates. Reinvestment of prepayments may occur at higher or lower interest rates than the original investment, thus affecting the yield on our portfolio. As of December 31, 2009, we had no investments in Agency MBS.

        Residential Mortgage Backed Securities.    We currently own Non-Agency RMBS. Non-Agency RMBS are debt obligations issued by special purpose vehicles that are backed by residential mortgage loans that generally are not eligible for agency purchase. Non-Agency RMBS generally are issued as CMOs and are backed by pools of whole mortgage loans. Non-Agency RMBS generally are securitized in senior and subordinated structures, or structured with one or more of the types of credit enhancement. We have entered into interest rate swaps to reduce the impact of changes in interest and financing rates for these investments. Adjustable rate mortgages, or ARMS, have interest rates that reset periodically, typically every six or 12 months. Because the interest rates on ARMS adjust periodically based on market conditions, ARMS tend to have interest rates that do not significantly deviate from current market rates. This, in turn, can cause ARMS to have less price sensitivity to interest rates. Hybrid ARMS have interest rates that have an initial fixed period (typically two, three, five, seven or ten years) and thereafter reset at regular intervals in a manner similar to traditional ARMS. The investment characteristics of pass-through RMBS differ from those of traditional fixed-income securities. Mortgage prepayments are affected by factors including the level of interest rates, general economic conditions, the location and age of the mortgage, and other social and demographic conditions. Generally, prepayments on pass-through RMBS increase during periods of falling mortgage interest rates and decrease during periods of stable or rising mortgage interest rates. Reinvestment of prepayments may occur at higher or lower interest rates than the original investment, thus affecting the yield on our portfolio. We leverage our RMBS investments in the range of zero to five times the amount of our equity allocated to the asset class. As of December 31, 2009, the carrying value of our investments in RMBS was approximately $4.7 million, with a weighted average coupon rate of 3.77%.

        Other Equity Investments.    We have invested in equity securities, which may or may not be related to real estate. These investments may include direct purchases of private equity as well as purchases of interests in private equity funds, which may be managed by affiliates of our Manager. We follow a value-oriented investment approach and focus on the anticipated future cash flows generated by the underlying business, discounted by an appropriate rate to reflect both the risk of achieving those cash flows and the alternative uses for the capital to be invested. We also consider other factors such as the strength of management, the liquidity of the investment, the underlying value of the assets owned by the issuer, and prices of similar or comparable securities. To the extent that we hold any of these equity investments through our taxable REIT subsidiary, or TRS, the income from such investments will be subject to corporate income tax. We currently expect to leverage our other equity investments in the range of zero to three times the amount of our equity allocated to the asset class. As of December 31, 2009, we had no other equity investments.

        Consumer Asset-Backed Securities.    We have invested in investment grade and non-investment grade consumer ABS. Consumer ABS are generally securities for which the underlying collateral consists of assets such as home equity loans, credit card receivables and auto loans. Aircraft ABS are generally collateralized by aircraft leases. Issuers of consumer and aircraft ABS generally are special purpose entities owned or sponsored by banks and finance companies, captive finance subsidiaries of non-financial corporations or specialized originators such as credit card lenders. We expect that a significant amount of the consumer and aircraft ABS that we hold at any time will be rated between A1/A and B1/B+ and will have an explicit rating from at least one nationally-recognized statistical rating agency. As of December 31, 2009, we had no investments in consumer ABS.

        Collateralized Debt Obligations.    We have invested in the debt and equity tranches of CDOs to gain exposure to corporate bonds, ABS and other instruments. Because of our Manager's experience in structuring and managing CDOs, we believe we have a competitive advantage in analyzing investment opportunities in CDOs. In general, CDOs are issued by special purpose vehicles that hold a portfolio of debt obligation securities. The CDO vehicle issues tranches of debt securities of different seniority and equity to fund the purchase of the portfolio. The debt tranches are typically rated based on collateral quality, diversification and structural subordination. The equity securities issued by the CDO vehicle are the "first loss" piece of the CDO vehicle's capital structure, but they are also generally entitled to all residual amounts available for payment after the CDO vehicle's obligations to the debt holders have been satisfied. Some CDO vehicles are "synthetic," in which the credit risk to the collateral pool is transferred to the CDO vehicle by means of a credit derivative such as a credit default swap. As of December 31, 2009, the carrying value of our investments in the preferred equity of CDOs was $0.

Investment Sourcing

        We recognize that investing in our targeted asset classes is highly competitive, and that our Manager competes with many other investment managers for profitable investment opportunities in these areas. Accordingly, to the extent we have investable cash, we believe the ability to identify and source such opportunities is very important to our success. We think that the combined and complementary strengths of Brookfield, BIM and Brookfield Sub-Advisor in this regard give us a competitive advantage over such REITs.

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

Investment Process

        To evaluate, invest and manage our investments in commercial real estate, CMBS, RMBS and other ABS, our Manager utilizes Brookfield's and BIM's proprietary analytical methods in performing scenario analysis to forecast cash flows and expected total returns under different interest rate and credit assumptions. Simulation analysis is also performed to provide a broader array of potential patterns of return over different interest rate and credit scenarios. Such analysis may be applied to individual securities or to an entire portfolio. Our Manager also performs relative value analyses of individual securities based on yield, credit rating, average life, expected duration and option-adjusted spreads. Other considerations in our Manager's investment process include analysis of fundamental economic trends, suitability for investment by a REIT, consumer borrowing trends, home price appreciation and relevant regulatory developments.

        Our investments in real estate assets and other alternative asset classes are recommended, closed and managed by our Manager, or by one of its affiliates, which includes Brookfield Sub-Advisor. To evaluate, invest and manage investments in real estate, Brookfield Sub-Advisor, through its affiliates, utilizes its experience and strong track record as an operator of commercial properties. Relying on Brookfield's local presence in offices in the United States, Canada, Brazil and the United Kingdom, we expect that Brookfield Sub-Advisor is well positioned to underwrite and analyze real estate investments throughout North America, including the analysis of market conditions and building specific issues (including lease and structural analysis). Other considerations in the investment process include valuation and analyses of economic conditions and demographic trends as well as supply and demand considerations.

Our Portfolio

        As of December 31, 2009, we had a portfolio of approximately $272.0 million consisting primarily of commercial real estate, CMBS and RMBS, as shown in the following chart:

			Weighted Average
	Carrying Value	Percent of Total Investments	Coupon		Months to Reset(1)	Yield to Maturity(2)	Constant Prepayment Rate(3)
	(In thousands)
Commercial MBS:
Investment grade CMBS	$3,724	1.4%	5.20%			44.67%
Below investment grade CMBS	34,389	12.6	5.21			379.75

Total Commercial MBS	38,113	14.0	5.21			347.01
Non-Agency Residential MBS:
Non-Agency Prime MBS:
Investment grade	—	0.0	0.00		0.00	0.00	0.00
Below investment grade	3,194	1.2	4.29		6.55	2,927.99	12.72

Total Non-Agency Prime MBS	3,194	1.2	4.29		6.55	2,927.99	12.72
Non-Agency Sub-prime MBS:
Investment grade	—	0.0	0.00		0.00	0.00	0.00
Below investment grade	1,519	0.6	2.76		0.00	22,401.07	16.94

Total Non-Agency Sub-prime MBS	1,519	0.6	2.76		0.00	22,401.07	16.94

Total RMBS	4,713	1.8	3.77		4.30	9,204.46	14.17
CDO Preferred Stock	—	—	—			—

Total Securities	42,826	15.8	4.99			1,321.77

Real estate loans, net	5,903	2.1	9.58	(4)		25.05
Commercial real estate, net	221,754	81.5
Other investments	1,550	0.6	7.68			48.53

Total investments	$272,033	100.0%

(1)
Represents number of months before conversion to floating rate.

(2)
Non-loss adjusted yield, which is the yield to par based on the current market price and does not take into account any assumed defaults.

(3)
Represents the estimated percentage of principal that will be prepaid over the next 12 months based on historical principal paydowns.

(4)
Excludes one of our construction loans and one of our mezzanine loans that are in default and on which no interest is being accrued.

        Our portfolio in its current form does not fully balance the interest rate or mark-to-market risks inherent in our MBS investments, and we are not be able to eliminate all of our portfolio risk through asset allocation. Future dividends and capital appreciation are not guaranteed. Our investments depend on prevailing market conditions and trends. We have not adopted any policy that establishes specific asset allocations among our targeted asset classes, and our targeted allocations will vary from time to time. As a result, we cannot predict the percentage of our assets that will be invested in each asset class or whether we will invest in other classes or investments. When we have investable capital, we generally have incurred total leverage under normal market conditions of up to five times the amount of our equity for most investments other than Agency MBS, which we generally have levered up to 15 times the amount of our equity allocated to this asset class. Our overall long-term average portfolio leverage in normal market conditions is four to six times the amount of our equity. We may change our investment strategy and policies and the percentage of assets that may be invested in each asset class, or in the case of securities, in a single issuer, without a vote of our stockholders.

        As of December 31, 2009, we had entered into master repurchase agreements with various counterparties and as of such date, we had no outstanding obligations under repurchase agreements with our counterparties. In addition to repurchase agreements, we rely on a $50.0 million secured credit facility with an affiliate of our Manager that expires on August 31, 2010 (unless sooner terminated as provided in the credit agreement) for capital needed to fund our other investments. In November 2005, we closed our first CDO financing transaction, which we refer to as CDO 2005-1, and in January 2007, we closed our second CDO financing transaction, which we refer to as CDO 2006-1. We have no restriction on the amount of leverage that we may use.

        As of December 31, 2009, we had hedged a portion of the CDO liabilities financing our investment portfolio by entering into two interest rate swaps with maturity dates in 2013 and 2018. Each of these interest rate swaps is both contained within a CDO trust, has similar maturity profiles to the originally projected cash flows for the respective CDO liabilities and is not subject to margin calls. The total notional par value of such swaps was approximately $281.0 million.

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

Our Financing Strategy

        Leverage Strategy.    In the past, we actively used leverage to increase the potential returns to our stockholders. Currently, there is little to no leverage available on favorable economic terms to us. While we currently have three types of leverage; a secured financing line, mortgage financing and CDO debt (our subordinated TRUPs issuance was repurchased in January 2010), we do not believe that leverage of this nature will be available in order to leverage future investments, if any.

        Repurchase Agreements.    We have financed certain of our MBS through the use of repurchase agreements. These agreements allow us to borrow against MBS that we own. We sell our MBS to a counterparty and agree to repurchase the same MBS from the counterparty at a price equal to the original sales price plus an interest factor. These agreements are accounted for as debt, secured by the underlying assets. During the term of a repurchase agreement, we earn the principal and interest on the related MBS and pay interest to the counterparty.

        As of December 31, 2009, we had no outstanding obligations under repurchase agreements with any of our counterparties.

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

        The pool of assets in a warehouse facility typically must meet certain requirements, including term, average life, investment rating, agency rating and sector diversity requirements. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. Failure to comply with these requirements could result in either the need to post additional collateral or cancellation of the financing facility. As of December 31, 2009, we had no outstanding borrowings under warehouse lines.

        Credit Facilities.    In August 2007, we entered into a $100.0 million secured revolving credit facility with an affiliate of our Manager, in order to provide us with additional liquidity. In February 2009, we extended the maturity of our secured revolving credit facility to May 2010, decreased the borrowing capacity thereunder to $50.0 million and, effective as of December 31, 2008, deleted the financial covenants contained in the facility. As of December 31, 2009, we owed $28.9 million under our secured revolving credit facility.

        Concurrently with entering into the merger agreement with Brookfield, we amended the terms of our revolving credit facility with Brookfield US Corporation, an affiliate of our Manager, pursuant to which the maturity date of the credit facility was extended to August 31, 2010, unless sooner terminated as provided in the credit agreement; provided, however, that, notwithstanding the foregoing, the term of the credit facility will expire upon the latest of (i) May 25, 2010, (ii) the effective time of the Merger and (iii) thirty (30) calendar days following the termination of the merger agreement, but in no event later than August 31, 2010. In addition, Brookfield US Corporation consented to the Merger and to the separate sale by us of certain of our assets as contemplated by the merger agreement.

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

        As of December 31, 2009, other than as discussed below with respect to our CDO 2005-1 and our CDO 2006-1 transactions, we had no outstanding borrowings under term financing structures.

        On November 30, 2005, we closed a $295.3 million private placement of CDOs, our first sponsored CDO financing. These CDOs mature in 2046. We invested the net proceeds from the financing in accordance with our investment objectives and strategies described in this report. From the date of that issuance through December 31, 2009, we have repaid an aggregate of $95.2 million of floating rate CDOs issued in the CDO 2005-1 transaction from the proceeds of real estate loans owned by CDO 2005-1 that were prepaid by the borrower and cash flow from the underlying collateral that was required to pay down senior CDO liabilities as a result of the CDO trust failing certain over-collateralization triggers. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liabilities—CDO Liabilities". As of December 31, 2009, the outstanding principal amount of CDOs that were issued by CDO 2005-1 to third parties was approximately $132.3 million and they had a fair value of approximately $5.7 million.

        On January 17, 2007, we closed a $339.6 million private placement of CDOs, our second sponsored CDO financing. These CDOs mature in 2047. We invested the net proceeds from the financing in accordance with our investment objectives and strategies described in this report. From the date of that issuance through December 31, 2009, we have repaid $2.0 million of CDOs issued in the CDO 2006-1 transaction from certain cash flow streams that were required to amortize the CDOs under the terms of the indenture governing those securities. As of December 31, 2009, the outstanding principal amount of CDOs that were issued by CDO 2006-1 to third parties was approximately $323.0 million and they had a fair value of approximately $27.9 million.

Our Hedging and Interest Rate Risk Management Strategy

        Repurchase agreements generally have maturities of 30 to 90 days and our secured revolving credit facility has a maturity of August 2010 (unless sooner terminated as provided in the credit agreement), while the weighted average lives of the CMBS, RMBS and commercial real estate loans that we own and generally finance with these types of borrowings are generally longer. The difference in maturities, in addition to reset dates and reference indices, creates potential interest rate risk.

        We have utilized derivative financial instruments to hedge all or a portion of the interest rate risk associated with certain types of our borrowings. Under the federal income tax laws applicable to REITs, we generally will be able to enter into certain transactions to hedge indebtedness that we may incur, or plan to incur, to acquire or carry real estate assets, provided that our total gross income from such hedges and other non-qualifying sources must not exceed 25% of our total gross income.

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

  •
  other similar transactions.

        These techniques also may be used in an attempt to protect us against declines in the market value of our assets that result from general trends in debt markets.

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

        As of December 31, 2009, we had hedged a portion of the CDO liabilities financing our investment portfolio by entering into two interest rate swaps with maturity dates in 2013 and 2018. Each of these interest rate swaps is contained within a CDO trust, and has similar maturity profiles to the originally projected cash flows for the respective CDO liabilities. The total notional par value of such swaps was approximately $281.0 million.

Resolution of Potential Conflicts of Interest in Allocation of Investment Opportunities

        BIM, in its management of our securities portfolio pursuant to our sub-advisory agreement, will abide by its conflicts of interest policy and thus will offer us the right to participate in all investment opportunities that it determines are appropriate for us in view of our investment objectives, policies and strategies and other relevant factors, subject to the exception that, in accordance with BIM's conflict of interest policy described below, we might not participate in each such opportunity but will on an overall basis equitably participate with BIM's other clients in all such opportunities. BIM allocates investments to eligible accounts, including Crystal River, based on current demand according to the market value of the account (which is the amount of available capital that, consistent with such account's investment parameters, may be invested in a proposed investment). An account has current demand if it has positive market value. If the investment cannot fulfill the pro rata allocation or be allocated in marketable portions, the investment generally is allocated on a rotational basis to accounts with current demand, with an emphasis placed on those accounts that were excluded in prior allocations, but without any preference given to accounts based on their market value. The rotational system is determined by BIM's investment committee and is overseen by its chief compliance officer to ensure fair and equitable investment allocation to all accounts in accordance with the Investment Advisers Act. As of December 31, 2009, BIM managed more than 20 client accounts that had investment strategies that overlapped our investment strategy.

        Unlike BIM, our Manager and Brookfield Sub-Advisor are not bound by BIM's conflict of interest policy and thus are not obligated to offer us any specific investment opportunities. Any decision to do so will be entirely within our Manager's and Brookfield Sub-Advisor's discretion, and it can be expected that some investments that are appropriate for us in view of our investment criteria will not be offered to us and will be made by affiliates of Brookfield without our participation.

        BIM historically has managed accounts with similar or overlapping investment strategies and has a conflict-resolution system in place so that we may share equitably with other BIM client accounts in all investment opportunities, particularly those involving a security with limited supply, that may be suitable for our company and such other client accounts.

        The chairman of BIM's investment committee (or his designee) oversees its conflict-resolution system, and BIM's chief compliance officer regularly monitors the procedural aspects of the program. The program places particular emphasis on the equitable allocation of scarce investment opportunities, which are situations where BIM is unable to obtain the full amount of the securities that it wishes to purchase for the relevant client accounts, such as newly-issued debt instruments.

        In these situations, BIM's policy is to first determine and document the amount of the security it wishes to purchase for each of the participating accounts, based on the size, objectives of the accounts, current client demand and other relevant factors. BIM then places an order for the total of these amounts. If BIM is able to obtain only partial execution of the order, its policy calls for the allocation of the purchased securities in the same proportion that it would have allocated a full execution of the order. The policy permits departure from such proportional allocation only if the allocation would result in an inefficiently small amount of the security being purchased for an account. In that case, the policy provides for a "rotational" protocol of allocating subsequent partial executions so that, on an overall basis, each account is treated equitably.

        Other conflict-resolution policies of BIM and the terms of our management agreement with our Manager that will apply to the management of our company include controls for:

  •
  Split price executions—These are situations where BIM places an order for multiple clients and the order is executed at different prices. BIM's policy is that the executions are to be allocated to the participating accounts so that each account receives the same average price.

  •
  Cross trades—These are trades where BIM places an order for a client account to buy (or sell) a particular security and places a simultaneous or virtually simultaneous order for another client account to sell (or buy) the same security. In such case, under BIM's policies, the pair of transactions must be approved by the chairman of the investment committee and executed at the prevailing market price as determined by an independent broker-dealer such that the price is fair to BIM's clients on both sides of the transaction. Neither BIM nor any of its affiliates may receive compensation for effecting such a transaction.

  •
  Principal transactions—Under the terms of our management agreement with our Manager, we have agreed not to acquire an investment from, sell an investment to or make any co-investment with any proprietary account of Brookfield, BIM or any of their respective affiliates, which we refer to as related persons, or any account advised by any related person, or borrow funds from or lend funds to any related person or invest in any investment vehicle advised by any related person unless the transaction is on terms no less favorable than can be obtained on an arm's length basis from unrelated third parties based on prevailing market prices, other reliable indicators of fair market value or an independent valuation or appraisal and has been approved in advance by a majority of our independent directors. If we invest in an investment vehicle advised by a related person, including, for example, a private investment fund managed by an affiliate of Brookfield, and the asset class of such investment is one that we are professionally staffed to underwrite, we expect, although no assurance can be given, that our Manager and/or such affiliate would waive any base and incentive management fees relating to such investment in excess of the base and incentive management fees that we would owe our Manager in respect of such investment had we made the investment directly and not through such affiliate.

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

        In addition, we have in the past and may in the future, if market conditions permit, borrow money to finance the acquisition of investments. We intend to use traditional forms of financing, such as credit lines, mortgage financing and warehouse facilities. To the extent available, we also might utilize structured financing techniques, such as CDOs, or repurchase agreement financing to create attractively priced non-recourse financing at an all-in borrowing cost that is lower than that provided by traditional sources of financing and that provide long-term, floating rate financing. Our investment guidelines and our portfolio and leverage are periodically reviewed by our board of directors as part of their oversight of our Manager.

        We have in the past and may in the future, subject to gross income and asset tests necessary for REIT qualification, invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers. We have not made in the past but to the extent we have any investable cash may in the future make such investments for the purpose of exercising control over such entities.

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

        When we have investable capital, we face competition when attempting to make real estate investments, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension funds, partnerships and individual investors. The leasing of real estate is highly competitive. Because we purchased our buildings with long-term leases in place (the earliest expires in 2021), we generally have not faced competition in attracting tenants to date. If our current leases were to terminate early or we acquired other buildings that did not have long-term leases (to the extent we had investable capital), our properties would compete for tenants with similar properties primarily on the basis of location, total occupancy costs (including base rent and operating expenses), services provided and the design and condition of the improvements.

        We have had and expect to continue to have access to Brookfield's and our Manager's and our sub-advisors' professionals and their industry expertise, which we believe provides us with a competitive advantage and helps us assess investment risks and determine appropriate strategies for our current investments and, to the extent we have investable cash, any future investments. In addition, in the event that the ability to obtain acceptable leverage returns to our marketplace, we expect that these relationships will enable us to learn about, and compete more effectively for, financing opportunities with attractive companies in the industries in which we have invested. For additional information concerning the competitive risks we face, see "Item 1A. Risk Factors—Risks Related To Our Business and Investment Strategy—We operate in a highly competitive market for investment opportunities, and we may not be able to identify and make investments that are consistent with our investment objectives."

Government Regulation

        Our activities, including the financing of our operations, are subject to a variety of federal and state regulations. In addition, a majority of states have ceilings on interest rates chargeable to certain customers in financing transactions.

Employees

        Other than our President and Chief Executive Officer, we have no other employees and all of our investment operations are overseen and undertaken by our Manager. In accordance with Maryland law, we do have certain officers who administer Crystal River's operations. Other than our President and Chief Executive Officer, whom we compensate directly, all of our others officers are employees of, and are compensated by, affiliates of our Manager.

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

Item 1A.    Risk Factors.

Risks Related to Our Business and Investment Strategy

The impending maturity of our senior revolving credit facility and our current financial condition raise substantial doubt regarding our ability to continue as a going concern. However, our consolidated financial statements are presented on a going concern basis.

        Our consolidated financial statements are presented in this report on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2009, we owed $28.9 million to an affiliate of our Manager under our secured credit facility. Unless terminated earlier as provided in the credit agreement, our credit facility terminates on August 31, 2010. As a result of our possible inability to extend, refinance or repay this indebtedness, there is substantial doubt about our ability to continue as a going concern. While we have prepared our consolidated financial statements on a going concern basis, if the Merger is not consummated and we are unable to successfully extend the maturity date of our credit facility or receive additional funding, our ability to continue as a going concern will be in doubt. In such event, we may have to recapitalize, refinance our obligations, sell some or all of our assets or seek to reorganize under Chapter 11 of the United States Bankruptcy Code. Therefore, we may not be able to realize our assets and settle our liabilities in the ordinary course of business, adversely impacting amounts actually realized relative to our financial statements. In addition, our ability to continue as a going concern will be dependent upon our ongoing asset performance and our ability to generate positive operating cash flow. No assurance can be given that we will be successful in achieving any of these steps or restructuring these arrangements on acceptable terms. Our consolidated financial statements included in this report do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should we be unable to continue as a going concern.

The occurrence of recent adverse developments in the mortgage finance and credit markets may adversely affect our business, our liquidity and our stock price.

        In recent years, the mortgage industry has come under enormous pressure due to numerous economic and industry-related factors. Many companies operating or investing in the mortgage sector have failed and others are facing serious operating and financial challenges. At the same time, many MBS have been downgraded and delinquencies and credit performance of mortgage loans in the industry have deteriorated. We have faced significant challenges beginning in the second half of 2007 due to these adverse conditions in the mortgage industry and the difficulties we experienced in pricing and financing some of our MBS, and we expect these challenges to continue. Recent adverse changes in the mortgage finance and credit markets have eliminated or reduced the availability, or increased the cost, of significant sources of funding for us. Beginning in August 2007 and continuing through the current date, the fair value of our RMBS and CMBS assets as well as our derivative instruments have decreased, while our margin requirements on our financings and derivatives have increased. The price of our common stock has declined significantly as a result of these events and there has been a significant impact on our results of our operations. There is no assurance that our stock price will not decline further if, among other things, MBS prices continue to decline. In addition, significant decreases in the prices of our MBS have and may continue to decrease the carrying value of those investments, which could further increase our stockholders' deficit below the levels required to be maintained pursuant to some of the instruments governing our borrowing arrangements with third parties. If this occurs, and we are not successful in obtaining amendments to or waivers of those covenants, we could default under those agreements. An event of default or termination event under these agreements would give the lender/counterparty the option to accelerate our indebtedness to them. If we are required to repay outstanding borrowings and were unable to negotiate favorable terms of replacement financing, cash will be negatively affected. This may negatively affect our ability to continue as a going concern. In addition, we may have to sell assets at a time when we might not otherwise choose to do so.

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

        For business reasons, in November 2009, our board of directors suspended payment of dividends on shares of our common stock. We can provide no assurance as to when we will resume paying dividends on our common stock, if at all. In the merger agreement, we have agreed not to pay any dividends to our stockholders.

Periods of adverse market volatility could adversely affect our liquidity.

        During periods of increased adverse market volatility, such as the current extended disruption in the global liquidity markets, we are exposed to the risk that the availability under our funding sources may decline and/or we may have to post additional margin collateral, which may have a material adverse impact on our available liquidity. As a result, our contingent liquidity reserves may not be sufficient in the event of a material adverse change in the credit markets and related market price market volatility. For example, as of December 31, 2009, we were required to post cash margin collateral of $10.5 million relating to our use of CDS. Additionally, demands on liquidity may result in further deleveraging of the portfolio, which could adversely impact our earnings.

The weakness in the mortgage market has caused us to expect increased losses related to our holdings.

        The sub-prime market has been severely affected by changes in the lending landscape. Access to mortgages for sub-prime borrowers has been and is expected to remain substantially limited for the foreseeable future. This limitation on financing generally has had a negative impact on sub-prime borrowers, especially those whose interest rates on loans are resetting, and has resulted in increased default rates. The severity of the liquidity limitation was largely unanticipated by the markets. As well, the liquidity issues also affect prime and Alt-A Non-Agency lending, with mortgage rates remaining much higher and many product types being severely curtailed. At the margin, this has an impact on new demand for homes, which has compressed the home ownership rates and is expected to weigh heavily on future home price performance. There is a strong correlation between home price growth rates and mortgage loan delinquencies. This comes in addition to the delinquency pressures in the sub-prime market resulting from weaker underwriting, which put many sub-prime lenders out of business in 2006 and 2007. The market deterioration has caused us to expect increased losses related to our holdings and has resulted in a lower market value for our holdings. We believe that, at this time, the underlying losses in the sub-prime market have not fully manifested themselves in the securitizations. For the year ended December 31, 2009, we had impairments on RMBS totaling $15.3 million, which included impairments on sub-prime RMBS totaling $6.2 million.

        As commercial real estate fundamentals have started to weaken, prices on CMBS have declined and yield spreads on CMBS have widened significantly. This widening has forced interest rates on commercial real estate mortgages wider and the higher mortgage rate environment could depress prices on commercial real estate properties that require financing over the near term. Prices also are suffering from poor technicals as balance sheet deleveraging caused by the credit crisis is causing forced selling into the market. For the year ended December 31, 2009, we had impairments on CMBS totaling $62.6 million.

We leverage our investments, which may negatively affect our return on our investments and may reduce cash available for distribution.

        To the extent available, we intend to continue to leverage our investments through borrowings, generally through the use of warehouse facilities, bank credit facilities, secured loans, securitizations (including the issuance of CDOs, when possible), loans to entities in which we hold, directly or indirectly, interests in pools of assets, and other borrowings, in each case, when markets permit. We are not limited in the amount of leverage we may use other than by general market conditions. The percentage of leverage varies depending on our ability to obtain credit facilities and the lenders' and rating agencies' estimate of the stability of the investments' cash flow. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions increase the cost of our financing relative to the income that can be derived from the assets acquired. Our debt service payments will reduce cash flow available for distributions to stockholders. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy the obligations. We have in the past leveraged and may in the future leverage certain of our assets through repurchase agreements. A decrease in the value of these assets may lead to margin calls, which we will have to satisfy. We may not have the funds available to satisfy any such margin calls and may have to sell assets at a time when we might not otherwise choose to do so.

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

        In June 2009, the Financial Accounting Standards Board, or the FASB, issued FASB ASC 860-10-65-3 (previously SFAS 166) and FASB ASC 810-10-65-2 (previously SFAS 167), which significantly change the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity, or a VIE. FASB ASC 860-10-65-3 eliminates the qualifying special purpose entity, or the QSPE, concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial asset derecognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization recharacterization provisions. FASB ASC 810-10-65-2 requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE's primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. We have evaluated the provisions of these two statements and believe that their application will result in the consolidation of six of the QSPEs, or more specifically the underlying trusts for certain of the subordinate CMBS, that we owned as of December 31, 2009, which may result in our balance sheet and statement of operations not being comparable from period to period. Implementation of these standards requires us to make major operational and system changes to incorporate the additional financial reporting requirements.

        Although we are still assessing the impact of these new accounting standards, we currently expect that the adoption of these accounting standards will require that we consolidate onto our balance sheet all assets and liabilities and onto our statement of operations all revenues and expenses of the underlying trusts for certain of the subordinate CMBS that we owned after December 31, 2009. Because of the magnitude and complexity of the operational and system changes that we are making and the limited amount of time available to complete and test our systems development, there is a risk that unexpected developments could make it difficult for us to implement all of the necessary system changes and internal control processes by the January 1, 2010 effective date. Failure to make these changes by the effective date could have a material adverse impact on us, including on our ability to produce financial reports on a timely basis or to remain in compliance with the financial covenants in our credit agreement. In addition, making the necessary operational and system changes in a compressed time frame diverts resources from our other business requirements and corporate initiatives and could result in significantly increased operating costs, which could have a material adverse impact on our operations.

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

        We are subject to margin calls at any time, and being forced to post additional margin could adversely affect our business in a number of ways. Posting additional margin decreases our cash available to make other, higher yielding investments (thereby decreasing our return on equity) or to satisfy other obligations, including future margin calls. If we do not have the funds available, or otherwise elect not, to satisfy any future margin calls, we could be forced to sell one or more investments at a loss. Moreover, we may be unable, in light of market conditions or other factors, to sell sufficient assets to satisfy the margin requirements within the timeframe required by counterparties or lenders, which in the case of lenders, would entitle them to seize the underlying asset and seek payment from us for any shortfall between the value of our obligation to the lender and the value of the asset surrendered. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the United States Bankruptcy Code. As of December 31, 2009, we had exposure to margin calls of $0.4 million.

We are dependent on our Manager and our sub-advisors and may not find suitable replacements if our Manager terminates the management agreement.

        We are externally managed by our Manager. Other than our President and Chief Executive Officer, all of our officers and all of our Manager's officers are employees of Brookfield, BIM or certain of their respective affiliates. We have no separate facilities and are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies. We are subject to the risk that our Manager will terminate the management agreement, thereby triggering a termination of our sub-advisors, and that no suitable replacements will be found to manage us. We believe that our success depends to a significant extent upon the experience of our Manager's executive officers, whose continued service is not guaranteed. Although we have renewed our management agreement with our Manager for the 2010 year, if our Manager terminates the management agreement, we may not be able to execute our business plan and may suffer additional losses, which could materially decrease cash available for distribution to our stockholders.

Our Manager has limited prior experience managing a REIT and we cannot assure you that our Manager's past experience will be sufficient to successfully manage our business as a REIT.

        The federal income tax laws impose numerous constraints on the operations of REITs. Our Manager's and its employees' limited experience in managing a portfolio of assets under REIT and Investment Company Act constraints may hinder their ability to achieve our investment objective. In addition, maintaining our REIT qualification limits the types of investments we are able to make. We can offer no assurance that our Manager will replicate its historical success or its management team's success in its previous endeavors, and we caution you that our investment returns could be substantially lower than the returns achieved by funds managed by our Manager and its affiliates and their other endeavors.

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

Our Manager's incentive fee may have induced it to make certain investments, including speculative investments, that increase the risk of our investment portfolio.

        Our Manager's entitlement to an incentive fee may have caused it to invest in high-risk investments. In addition to its base management fee, our Manager is entitled to receive incentive compensation based entirely upon our achievement of targeted levels of net income. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may have led our Manager to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential generally are riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

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

        The failure of our management and our Manager to deploy our capital effectively could result in unfavorable returns, could have a material negative impact on our business, financial condition, liquidity and results of operations, could materially decrease cash available for distribution to our stockholders and could cause the value of our common stock to decline.

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

        We are dependent on our Manager for our day-to-day management. Our chief financial officer and vice president and general counsel also serve as officers and/or directors of Brookfield, BIM or certain of their respective affiliates. As a result, our management agreement with our Manager was negotiated between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

        Termination of the management agreement with our Manager without cause is difficult and costly. The management agreement provides that it may only be terminated without cause (a) at the expiration of the current term expiring on December 31, 2010 by notice given at least six months prior to the end of the term, or (b) annually upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of at least a majority of the outstanding shares of our common stock, based upon:

  •
  unsatisfactory performance by our Manager that is materially detrimental to us or

  •
  a determination that the management fee payable to our Manager is not fair, subject to our Manager's right to prevent such a termination by accepting a mutually acceptable reduction of management fees.

        In addition, termination by Crystal River relating to unsatisfactory performance by our Manager or a determination that the management fee is not fair (subject to our Manager's right to reduce its fee to a mutually acceptable level) also require that our Manager be provided 180 days' prior notice of any such termination and be paid a termination fee equal to the amount of two times the sum of the average annual base management fee and the average annual incentive compensation earned by our Manager during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. These provisions may increase the effective cost to us of terminating the management agreement, thereby restricting our ability to terminate our Manager without cause. In addition, if we do not have sufficient liquidity to generate cash to pay a termination fee, we could effectively be precluded from terminating the management agreement absent concessions from our Manager. The ability of Brookfield and BIM and their respective officers and employees to engage in other business activities may reduce the time our Manager spends managing us.

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

We may compete with existing and future investment vehicles for access to Brookfield, BIM and our sub-advisors and their affiliates, which may reduce investment opportunities available to us.

        Brookfield currently sponsors several investment vehicles with investment focuses that overlap our investment focus. In addition, at December 31, 2009, BIM managed more than 20 client accounts and closed-end funds with an investment focus that overlapped our investment focus, and each of Brookfield and BIM may in the future sponsor or manage other investment vehicles that have overlapping focuses with our investment focus. Accordingly, we compete for access to the benefits that we expect our relationship with our Manager and our sub-advisors and their affiliates to provide and to the time of their investment professionals to carry out and facilitate our investment activities. Our rights to participate in investment opportunities with respect to assets managed by BIM are subject to BIM's conflict of interest policy. Brookfield and Brookfield Sub-Advisor are not subject to BIM's conflict of interest policy and are not obligated to offer us any investment opportunities and any decision to do so will be entirely within their discretion. In addition, we may make investments that are senior or junior to participations in, or have rights and interests different from or adverse to, the investments made by other vehicles or accounts managed by Brookfield or BIM. Our interests in such investments may conflict with the interests of such other vehicles or accounts in related investments at the time of origination or in the event of a default or restructuring of the investment. If a default occurs with respect to such an investment, our Manager will advise our independent directors, who will direct our Manager with respect to the resolution or disposition of the investment.

We may acquire investments from Brookfield and BIM or their affiliates or otherwise participate in investments in which they have an interest or for which they have a related investment, which could result in conflicts of interest.

        If we have investable cash, we might continue to acquire investments from Brookfield and BIM or their affiliates, make investments that finance their investments or make co-investments with them. These transactions are not at arm's length, will not be the result of arm's length negotiations and will involve conflicts between our interests and the interest of Brookfield, BIM and their affiliates in obtaining favorable terms and conditions. There can be no assurance that any procedural protections, such as obtaining market prices, other reliable indicators of fair market value, independent valuations or appraisals and the prior approval of our independent directors, will be sufficient to ensure that the consideration we pay for these investments will not exceed their fair market value.

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

        Conditions in the capital markets have caused the CDO market to completely shut down. In this regard, as discussed in the "Trends; Current Market Environment; Current Portfolio Considerations" section of Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K, which we refer to as our MD&A, our Manager has determined that we should lower our amount of leverage. Downgrades of structured securities by the rating agencies are likely to continue through at least 2010. Large-scale downgrades and other factors have caused a liquidity crisis, as the downgrades have triggered forced sales of MBS by structured investment vehicles, or SIVs, asset-backed commercial paper issuers, or ABCPs, and financial institutions. The inability to securitize our portfolio has, and may continue to, hurt our performance and our ability to grow our business. At the same time, the securitization of our portfolio investments might expose us to losses, as the residual portfolio investments in which we do not sell interests will tend to be riskier and more likely to generate losses.

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

        In the future, we may leverage certain of our investments through the use of total return swaps, which are swaps in which the non-floating rate side is based on the total return of an equity instrument or a fixed income instrument with a life longer than the swap. We may wish to renew these swaps, which are for specified terms, as they mature. However, there is a limited number of providers of such swaps, and there is no assurance the initial swap providers would choose to renew the swaps, and, if they do not renew, that we would be able to obtain suitable replacement providers. Providers may choose not to renew our total return swaps for a number of reasons, including:

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

We are highly dependent on communications and information systems operated by Brookfield and BIM or by third parties, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

        Our business is highly dependent on communications and information systems, including all of BIM's proprietary analytical systems and models and certain third-party systems and models. Any failure or interruption of our systems or the systems operated by Brookfield or BIM or by third parties on which we rely, as many experienced as part of system-wide interruptions following the September 11, 2001 terrorist attacks and the East Coast electrical power blackout in August 2003, could cause delays or other problems in our securities trading activities, including MBS trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends.

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

Risks Related to the Merger

Completion of the Merger is subject to various conditions, and the Merger may not occur even if we obtain stockholder approval. Completion of the Merger is subject to various risks, including, but not limited to:

  •
  the failure of stockholders holding a majority of the shares of our outstanding common stock to approve the merger proposal;

  •
  Brookfield's right to terminate the merger agreement if a material adverse effect has occurred to Crystal River, as that term is defined in the merger agreement;

  •
  the enactment of a law or issuance of an order by a governmental authority prohibiting the completion of the Merger;

  •
  the failure of any other conditions in the merger agreement; and

  •
  the failure of the Merger to close for any other reason.

        As a result of these risks, there can be no assurance that the Merger will be completed even if we obtain stockholder approval. If our stockholders do not approve the merger proposal or if the Merger is not completed for any other reason, we expect that our current external manager, under the direction of our board of directors, will continue to serve as our Manager.

Failure to complete the Merger could negatively impact the market price of our common stock. If the Merger is not completed for any reason, we will be subject to a number of material risks, including the following:

  •
  the market price of our common stock may decline to the extent that investors believe that the Merger is our best alternative;

  •
  we will face liquidity and other risks discussed below; and

  •
  we must pay certain costs related to the Merger even if the Merger is not completed, such as legal fees and certain investment banking fees, and, subject to certain exceptions and limitations, the expenses of Brookfield, in connection with the Merger and the merger agreement.

        If the merger agreement is terminated and our board of directors seeks another merger or business combination, we cannot offer any assurance that we will be able to find an acquirer willing to pay an equivalent or better price than the price to be paid under the merger agreement.

If the Merger is not completed, we may be required to seek protection from our creditors by filing under the U.S. Bankruptcy Code, or an involuntary petition for bankruptcy may be filed against us.

        It is likely that if the Merger is not consummated and no superior bid is received, we may be required to seek protection from our creditors by filing under the U.S. Bankruptcy Code, or an involuntary petition for bankruptcy may be filed against us in light of our financial condition.

        As stated above, unless extended, our credit agreement will expire upon the latest of (i) May 25, 2010, (ii) the effective time of the Merger and (iii) thirty (30) calendar days following the termination of the merger agreement, but in no event later than August 31, 2010. Accordingly, if the merger agreement is terminated, it may cause our credit agreement to terminate earlier than it otherwise would, which will cast substantial doubt on our ability to continue as a going concern.

        If the Merger is not consummated and no superior bid is received, or if the credit agreement is terminated and we are unable to replace our existing credit facility, we may not have sufficient liquidity for our operations and may be forced to file for bankruptcy protection, or an involuntary petition for bankruptcy may be filed against us, which could eliminate any value for our equity.

Several lawsuits have been filed against us, the members of our board of directors, Brookfield and B Acquisition Sub Inc. challenging the Merger, and an adverse judgment in such lawsuits may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

        We, the members of our board of directors, and in some instances Brookfield and B Acquisition Sub Inc. have been named as defendants in purported class action lawsuits brought by our stockholders challenging the proposed Merger, seeking, among other things, to enjoin the defendants from consummating the Merger on the agreed-upon terms. If the plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, the injunction may prevent the completion of the Merger in the expected timeframe (or altogether). See "Item 3. Litigation" for more information about the putative class action lawsuits related to the Merger that have been filed.

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

        Residential mortgage loans are secured by single-family residential property or 2-4 family residential property and are subject to risks of delinquency, foreclosure, and loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, payment increases under the terms of the loan, acts of God, terrorism, social unrest and civil disturbances, may impair a borrower's ability to repay its loans. ABS are bonds or notes backed by loans and/or other consumer financial assets. The ability to repay these loans or other financial assets is dependent upon the income or assets of the borrower, or revenue produced by the assets in the case of commercial assets.

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

        Approximately 0.6% of our investment portfolio as of December 31, 2009 was comprised of mortgage-backed securities collateralized by sub-prime residential mortgages. Sub-prime residential mortgage loans generally are loans to credit impaired borrowers and borrowers that are ineligible to qualify for loans from conventional mortgage sources due to credit characteristics, higher debt-to-income ratios or less than full documentation standards. Loans to lower credit grade borrowers generally experience higher-than-average default rates than do conforming mortgage loans. Material differences in expected default rates, loss severities and/or prepayments on the sub-prime mortgage loans from what was estimated in connection with the original underwriting of such loans could cause reductions in our income and adversely affect our operating results, with respect to our investments in mortgage-backed securities. If we underestimate the extent of losses that our investments in mortgage-backed securities will incur, then our business, financial condition, liquidity and results of operations could be adversely affected. For a description of the recent weakness in the sub-prime market, see "Part I. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Trends; Current Market Environment; Current Portfolio Considerations."

An increase in the yield spread of our assets may cause the market price of our common stock to drop.

        One of the factors that investors may consider in deciding whether to buy or sell shares of our common stock is the relative yield spread differential between the assets that we own and their valuation relative to comparable duration Treasuries. Increases in the yield spread differential have lowered the book value of our assets, which has contributed to the decline in the value of our common stock. Additional increases in the yield spread differential could have a similar effect. Over the last 24 months, yield spreads on our assets have dramatically widened and the price of our common stock has declined from $14.44 on December 31, 2007 to $0.72 on March 23, 2010.

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

        As of December 31, 2009, there were $41.1 million of principal writedowns due to losses on underlying loans within the securitizations of which our CMBS Primary Asset is a part.

Although we seek to match fund our investments to limit refinance risk and lock in net spreads, we do not employ this strategy with respect to certain of our investments, which increases the risks related to refinancing these investments.

        A key to our investment strategy is to finance our investments using match funded financing structures, which match assets and liabilities with respect to maturities and interest rates. This limits our refinance risk, including the risk of being able to refinance an investment or refinance on favorable terms. We generally use match funded financing structures, such as CDOs, to finance our investments in real estate securities and loans, and long term mortgage financings to finance our owned commercial real estate properties. However, our Manager may elect for us to bear a level of refinancing risk on a short term or longer term basis, such as is the case with investments financed with repurchase agreements, when, based on all of the relevant factors, bearing such risk is advisable or when match funded financing structures or other long term financing is not available. The decision not to match fund certain investments exposes us to additional refinancing risks that may not apply to our other investments. As noted above, the issuance of CDOs has come to a halt.

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

        As of December 31, 2009, we had approximately $28.9 million of indebtedness maturing in the next 12 months. When this indebtedness becomes due, any inability to refinance or extend the maturity of this indebtedness on similar terms could have a material impact on our liquidity, our ability to pay future dividends and our ability to maintain our REIT status. Some of our investments securing these obligations are illiquid and this lack of liquidity could significantly impede our ability to realize the value at which such investments are carried if we are required to sell them to satisfy debt maturities.

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

We have invested in the equity securities of CDOs, and such investments involve various significant risks, including that CDO equity receives distributions from the CDO only if the CDO generates enough income to first pay the holders of its debt securities and its expenses.

        We have invested in the equity securities of CDOs. A CDO is a special-purpose vehicle that purchases collateral (such as ABS or MBS) that is expected to generate a stream of interest or other income. The CDO issues various classes of securities that participate in that income stream, typically one or more classes of debt instruments and a class of equity securities. The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and its expenses. However, there will be little or no income available to the CDO equity if there are defaults by the issuers of the underlying collateral and those defaults exceed a certain amount. In that event, the value of our investment in the CDO's equity could decrease substantially. In addition, the equity securities of CDOs are generally illiquid, and because they represent a leveraged investment in the CDO's assets, the value of the equity securities will generally have greater fluctuations than the values of the underlying collateral.

Investments in mezzanine loans involve greater risks of loss than senior loans secured by income-producing properties.

        Investments in mezzanine loans take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests in the entity that directly or indirectly owns the property. These types of investments involve a higher degree of risk than a senior mortgage loan because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the property owning entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. As a result, we may not recover some or all of our investment, which could result in losses. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. In this regard, we have had to write down a construction mezzanine loan by $14.6 million and a mezzanine loan by $6.4 million to date due to cost overruns and/or a deteriorating housing market in the locale where the project is located. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Assets—Commercial Real Estate Loan Investments—Mezzanine Loans, Construction Loans and Whole Loans."

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

        A substantial portion of our assets are classified for accounting purposes as "available-for-sale." Changes in the market values of those assets are directly charged or credited to stockholders' equity. As a result, a decline in values may reduce the book value of our assets. Moreover, if we determine the decline in value of an available-for-sale security to be other than temporary, such decline will reduce earnings. The total impairment charge for the year ended December 31, 2009 was $77.9 million.

        All of our repurchase agreements are subject to bilateral margin calls in the event that the collateral securing our obligations under those facilities exceeds or does not meet our collateralization requirements. The analysis of sufficiency of collateralization is undertaken daily, and the thresholds for adjustment range from $100,000 to $500,000. Since the summer of 2007, due to the deterioration in the market value of our assets, we received margin calls under several of our repurchase agreements, which resulted in our having to tap our financing sources to post additional collateral. We did not have any borrowings under repurchase agreements as of December 31, 2009.

        A further decline in the market value of our assets may adversely affect us particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we would have to sell the assets at a time when we might not otherwise choose to do so. A reduction in available credit may reduce our earnings and, in turn, cash available for distribution to stockholders.

The lack of liquidity in our investments may harm our business.

        We have made investments in assets and securities that are not publicly traded. A portion of these securities may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments, such as commercial real estate, subordinated MBS or investments in timber or power generating assets, may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Moreover, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed with material nonpublic information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited.

Failure to comply with negative covenants contained in our credit agreement, our repurchase facilities and other funding agreements will limit available financing under these agreements.

        Certain of our repurchase facility agreements include negative covenants that, if breached, may cause transactions to be terminated early. Except as noted below, the repurchase facility agreements do not include negative covenants other than those contained in the standard master repurchase agreement as published by the Bond Market Association. Two of our master repurchase agreements, which did not account for any of our liabilities as of December 31, 2009, provide that they may be terminated if, among other things, certain material decreases in net asset value occur, we lose our REIT status or our Manager is terminated. An event of default or termination event under the standard master repurchase agreement or the additional provisions explained above would give our counterparty the option to terminate all repurchase transactions existing with us and make any amount due by us to the counterparty payable immediately. If we are required to terminate repurchase transactions, to the extent that we had any outstanding, and were unable to negotiate favorable terms of replacement financing, our cash and our earnings would be negatively affected. This may reduce the amount of capital available for investing and/or may negatively affect our ability to distribute dividends. In addition, we may have to sell assets at a time when we might not otherwise choose to do so.

The continuation of the current economic slowdown and further declines in real estate values could further impair the performance of our investments and harm our operating results.

        Many of our investments are susceptible to the current economic slowdown, which has led to financial losses in our investments and a decrease in revenues, net income and assets. Continued unfavorable economic conditions have increased our funding costs and effectively blocked our access to the capital markets. These events are preventing us from increasing investments and have had a negative impact on our operating results. In this regard, the U.S. economy is in the midst of a recession, with consumer spending on the decline, credit tightening and unemployment rising. Many financial and economic analysts have predicted that the world economy is in a prolonged recession characterized by high unemployment, limited availability of credit and decreased consumer and business spending. This economic downturn is expected to adversely affect many of the individuals and businesses that have borrowed money to purchase real estate and to continue to exert downward pressure on real estate prices. Accordingly, we expect to continue to experience a downturn in the market value of our investments.

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

        The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. We expect that from time to time, in addition to the interest rate swaps and credit default swaps into which we had entered as of December 31, 2009, we could in the future enter into forward contracts, currency swaps and cash flow swaps as part of our hedging strategy.

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

        As of December 31, 2009, we had one tenant, JPMorgan Chase, that accounted for all of our rental income, which was 42.7% of our total revenues for the year. Our business would be adversely affected if this tenant became insolvent, declared bankruptcy or otherwise refused to pay rent in a timely fashion or at all.

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

  •
  Staggered board.  Our board of directors is divided into three classes of directors. The current terms of the directors expire in 2010, 2011 and 2012. Directors of each class are chosen for three-year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interests of our stockholders.

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

        We, directly or through Brookfield, BIM or our Manager may obtain confidential information about the companies in which we have invested or may invest. If we do possess confidential information about such companies, there may be restrictions on our ability to dispose of, increase the amount of, or otherwise take action with respect to an investment in those companies. Our management of investment funds could create a conflict of interest to the extent our Manager is aware of inside information concerning potential investment targets. We have implemented compliance procedures and practices designed to ensure that inside information is not used for making investment decisions on behalf of the funds and to monitor funds invested. We cannot assure you, however, that these procedures and practices will be effective. In addition, this conflict and these procedures and practices may limit the freedom of our Manager to make potentially profitable investments, which could negatively affect our operations. These limitations imposed by access to confidential information could therefore negatively affect the potential market price of our common stock and the ability to distribute dividends.

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

        In November 2005, we issued collateralized debt obligations through two newly-formed financing subsidiaries, Crystal River CDO 2005-1, Ltd. and Crystal River CDO 2005-1 LLC, which we collectively refer to as CDO I. In January 2007, we issued collateralized debt obligations through two newly-formed financing subsidiaries, Crystal River Capital Resecuritization 2006-1 Ltd. and Crystal River Capital Resecuritization 2006-1 LLC, which we collectively refer to as CDO II. CDO I and CDO II represent VIEs with respect to which we have determined we are the primary beneficiary and accordingly, we have consolidated them in our consolidated financial statements. We determined that we are the primary beneficiary of both CDO I and CDO II as we have the highest level of variability of return due to the credit risk of the underlying assets. For additional information relating to the consolidated assets and liabilities of CDO I and CDO II, see Note 9 to our consolidated financial statements.

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

        In light of these events, it is possible that CDO I may be liquidated. A liquidation under these circumstances likely would result in a capital loss on our investment in the assets of CDO I and income from the cancellation of indebtedness with respect to the notes issued by CDO I. The tax consequences of these items may be materially adverse to us and could significantly reduce our liquidity if we are required to make material distributions to our stockholders in connection with such liquidation in order to maintain our REIT qualification because of the amount of taxable income (but not cash income) received.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our investments in real estate assets as of December 31, 2009 consist of our interests in properties that are consolidated in our consolidated financial statements. JPMorgan Chase is the tenant for all these properties. The following table sets forth the information with respect to our real estate assets as of December 31, 2009:

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

Item 3.    Legal Proceedings.

        Crystal River is aware of three lawsuits that have been filed by alleged Crystal River shareholders challenging our proposed merger with Brookfield and naming as defendants Crystal River, our Board of Directors, and in some instances, Brookfield and B Merger Sub, Inc. Additional lawsuits pertaining to the Merger could be filed in the future. On or around March 2, 2010, plaintiff Fazal Mahmood filed a complaint in the Circuit Court for Baltimore City, Maryland against Crystal River and our Board of Directors asserting claims on behalf of a putative class of Company shareholders. On March 2, 2010, plaintiffs Milton P. Silva and Shaher Tadros filed a complaint in the Supreme Court of the State of

New York, County of New York, against Crystal River, our Board of Directors, Brookfield, and B Merger Sub, Inc. asserting claims on behalf of a putative class of Crystal River shareholders as well as derivative claims ostensibly on behalf of Crystal River. On March 5, 2010, plaintiff Gary P. Klahr filed a complaint in the Circuit Court for Baltimore City, Maryland against Crystal River, our Board of Directors, Brookfield, and B Merger Sub, Inc. asserting claims on behalf of a putative class of Crystal River shareholders. In each of these lawsuits, the plaintiffs generally allege, among other things, that the members of our Board of Directors breached their fiduciary duties towards the plaintiffs and the other public stockholders of Crystal River in connection with the proposed sale of Crystal River to Brookfield and Merger Sub. Plaintiffs in these lawsuits seek, among other relief, certification of the lawsuits as class actions, an injunction preventing the Merger from closing, an award of unspecified damages to the plaintiffs and the class, and an award of attorneys' fees and expenses, along with such other relief as the courts deem just and proper. We intend to vigorously defend these lawsuits.

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

        The following table sets forth the high and low sale price per share of our common stock as reported on the NYSE Composite Transactions Tape from January 1, 2008 to December 1, 2008, and on the over-the-counter market from December 2, 2008 to December 31, 2009. The stock price information is based on published financial sources. Over-the-counter market quotations reflect inter-deal prices, without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions.

	High	Low	Dividend
2009
Fourth Quarter	$1.40	$0.31	$0.00
Third Quarter	2.47	0.90	0.10
Second Quarter	2.25	1.19	0.10
First Quarter	1.47	0.54	0.10
2008
Fourth Quarter	$2.00	$0.36	$0.10
Third Quarter	3.66	1.45	0.10
Second Quarter	9.86	3.55	0.30
First Quarter	15.10	8.08	0.68

        The last reported sale price of our common stock on March 23, 2010 as reported on the over-the-counter market was $0.72. As of March 23, 2010, there were 16 holders of record of our common stock. Cede & Co. is the holder of record for 24,674,697 shares of our common stock, and it holds such shares as nominee for The Depository Trust Company.

        We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles) to our shareholders so as to comply with the REIT provisions of the Internal Revenue Code.

        Our dividend policy is subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon our taxable income, our financial condition, our maintenance of REIT status and other factors as our board of directors deems relevant. In the merger agreement, we have agreed not to pay any dividends to our stockholders.

        Information relating to the dividends we declared in 2008 and 2009 is as follows:

Fiscal Period	Dividend Amount per Share	Declaration Date	Record Date	Payment Date	Total Distribution (in millions)	Dividend Type
First quarter 2008	$0.68	03/06/2008	03/31/2008	04/29/2008	$16.8	Regular
Second quarter 2008	0.30	06/17/2008	06/30/2008	07/28/2008	7.4	Regular
Third quarter 2008	0.10	08/11/2008	09/30/2008	10/28/2008	2.5	Regular
Fourth quarter 2008	0.10	11/03/2008	12/31/2008	01/30/2009	2.5	Regular
First quarter 2009	0.10	02/25/2009	03/31/2009	04/30/2009	2.5	Regular
Second quarter 2009	0.10	05/06/2009	06/30/2009	07/31/2009	2.5	Regular
Third quarter 2009	0.10	08/10/2009	09/30/2009	10/30/2009	2.5	Regular
Fourth quarter 2009	0.00	n/a	n/a	n/a	0.0	Regular

        For the year ended December 31, 2009, we declared dividends of $0.30 per share, all of which represented a return of capital. For the year ended December 31, 2008, we declared dividends of $1.18 per share, all of which represented distributions of taxable earnings and profits. We cannot assure you that we will have sufficient cash available for future quarterly distributions in an amount consistent with historical distributions, or at all. See "Item 1A. Risk Factors."

Equity Compensation Plan Information

        The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2009:

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

(2)
Amounts exclude any securities to be issued upon exercise of outstanding options. Includes 450,562 shares of common stock to be issued in respect of deferred stock units and restricted stock units issued to certain of our independent directors.

(3)
We do not have any equity compensation plans that have not been approved by stockholders.

        We did not repurchase, or purchase on behalf of any affiliated purchaser, any shares of our common stock during the year ended December 31, 2009.

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

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	March 15, 2005 (commencement of operations) to December 31, 2005
	(In thousands except share and per share data)
Consolidated Operating Data:
Revenues:
Interest and dividend income	$29,124	$117,216	$219,919	$201,224	$79,601
Rental income, net	21,671	22,225	16,210	—	—

Total revenues	50,795	139,441	236,129	201,224	79,601

Expenses:
Interest expense	24,443	53,543	156,797	139,601	48,425
Management and incentive fees, related party(1)	—	1,226	6,502	7,922	5,448
Professional fees	2,919	2,681	3,904	2,722	2,205
Depreciation and amortization	12,088	12,088	8,948	—	—
Commercial real estate expenses	1,590	1,541	1,011	—	—
Provision for loss on real estate loans	7,571	27,073	4,500	—	—
Insurance expense	1,883	1,662	936	413	250
Other general and administrative expenses(2)	1,643	2,404	1,917	1,153	533

Total expenses	52,137	102,218	184,515	151,811	56,861

Income (loss) before other revenues (expenses)	(1,342)	37,223	51,614	49,413	22,740

Other revenues (expenses):
Realized net gain (loss) on sale of available-for-sale securities, real estate loans and other investments	790	(5,166)	(1,698)	(2,128)	(521)
Realized and unrealized gain (loss) on derivatives	(412)	(70,679)	(84,951)	10,330	(2,497)
Impairment of available-for-sale securities	(77,947)	(142,916)	(317,931)	(10,389)	(5,782)
Net change in value of assets and liabilities valued under fair value option	(4,085)	(123,708)	—	—	—
Foreign currency exchange gain	—	—	4,292	580	—
Income (loss) from equity investments	—	(40)	2,610	—	—
Other	(5,284)	(1,806)	186	(889)	8

Total other expenses	(86,938)	(344,315)	(397,492)	(2,496)	(8,792)

Net income (loss)	$(88,280)	$(307,092)	$(345,878)	$46,917	$13,948

Per share information:
Net income (loss) per share of common stock
Basic	$(3.50)	$(12.35)	$(13.86)	$2.27	$0.80

Diluted	$(3.50)	$(12.35)	$(13.86)	$2.27	$0.80

Dividends declared per share of common stock	$0.30	$1.18	$2.72	$2.71	$1.55

Weighted average shares of common stock outstanding
Basic	25,211,260	24,866,206	24,962,708	20,646,637	17,487,500

Diluted	25,211,260	24,866,206	24,962,708	20,646,637	17,487,500

	As of December 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Total assets	$381,953	$448,301	$2,479,438	$3,774,645	$2,669,769
Short-term obligations:
Debt—repurchase agreements	—	—	1,276,121	2,723,643	1,977,858
Debt—repurchase agreements, related party	—	—	—	144,806	16,429
Total short-term obligations	—	—	1,276,121	2,868,449	1,994,287
Secured revolving credit facility, related party	28,920	32,920	67,319	—	—
Long-term obligations:
Debt—collateralized debt obligations(3)	33,617	45,429	486,608	194,396	227,500
Debt—notes payable, related party	—	—	—	—	35,000
Debt—junior subordinated notes	51,550	51,550	51,550	—	—
Debt—mortgages payable	219,380	219,380	219,380	—	—
Debt—senior mortgage-backed notes, related party	—	—	99,815	—	—
Total long-term obligations	304,547	316,359	857,353	194,396	262,500
Stockholders' equity (deficit)	(58,127)	(37,409)	110,592	556,314	381,429

(1)
Includes $0, $(27), $555, $1,024 and $627, respectively, of stock based compensation.

(2)
Includes $176, $367, $584, $324 and $81, respectively, of stock based compensation.

(3)
Fair value as of December 31, 2009 and 2008; cost as of December 31, 2007, 2006 and 2005. Cost as of December 31, 2009 and 2008 is $455,262 and $467,027, respectively.

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

Recent Developments

  Going Concern

        We held cash and cash equivalents of approximately $3.3 million as of December 31, 2009, which excludes restricted cash of approximately $16.5 million that is used to collateralize our credit default swap and certain other commercial real estate and financing obligations. As of December 31, 2009, we owed $28.9 million to an affiliate of our Manager under our secured credit facility. Unless earlier terminated as provided in the credit agreement governing the terms of our secured credit facility, our credit facility terminates on August 31, 2010. If the Merger is not consummated, this facility is not extended and we cannot obtain alternative financing, we do not expect to have sufficient cash on hand or to generate sufficient cash flow from operations to repay such indebtedness. Given the current lack of liquidity in the credit markets and the current economic climate, we expect to have difficulty obtaining alternative financing if our credit facility is not extended. If we cannot obtain alternative financing or extend our credit facility, it increases the risk that we will be unable to continue as a going concern. Our independent registered public accounting firm, Ernst & Young LLP, has issued an opinion on our consolidated financial statements which states that our inability to refinance or extend the maturity of indebtedness maturing in the next 12 months raises substantial doubt about our ability to continue as a going concern.

        Our consolidated financial statements included in this Annual Report on Form 10-K do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should we be unable to continue as a going concern.

  Completion of the Exchange and Discharge of our Trust Preferred Securities

        On January 29, 2010, we entered into the Exchange Agreement with Taberna, pursuant to which we exchanged certain of our assets described below for the outstanding $50.0 million aggregate liquidation preference of trust preferred securities issued by Crystal River Preferred Trust I and backed by $51.6 million aggregate principal amount of our junior subordinated notes due 2037. Immediately following the closing of the transaction contemplated by the Exchange Agreement, the junior subordinated notes were cancelled, the indenture under which the notes were issued was discharged and Crystal River Preferred Trust I was dissolved.

        Pursuant to the Exchange Agreement, we transferred and assigned to Taberna two real estate loans and a CMBS bond, which collectively had an aggregate carrying value for accounting purposes on our balance sheet as of December 31, 2009 of $6.0 million, and we also paid to Taberna a $1.0 million exchange fee. We also paid $0.5 million to cover all costs and expenses that were incurred by the collateral manager for Taberna, the indenture trustee and their respective advisors. For more information on this transaction, see Note 19 to our consolidated financial statements contained elsewhere herein.

  Possible Acquisition of Crystal River

        On February 24, 2010, we announced that we had concluded our previously-announced review of strategic alternatives and that we had entered into a definitive merger agreement with Brookfield pursuant to which Brookfield is expected to acquire all the shares of our outstanding common stock that Brookfield does not already own for cash at a price of $0.60 per share.

        The Merger was unanimously approved by the independent members of our board of directors, and by the Special Committee formed to oversee our strategic review process. The transaction is subject to approval by our stockholders holding a majority of the shares entitled to vote at a special meeting of stockholders, as well as other customary closing conditions. Consummation of the Merger is not subject to a financing condition and Brookfield has consented to the transaction in its capacity as our senior lender. The merger agreement does not prohibit us from receiving and evaluating competing bids prior to completion of the Merger and does not require the payment of a termination fee if we accept a superior bid. We will be obligated to reimburse Brookfield for all of its transaction expenses if the merger agreement is terminated other than as result of a breach by Brookfield (subject to a cap in certain circumstances). The Merger currently is expected to close in the second quarter of 2010. For more information on this transaction, see Note 19 to our consolidated financial statements contained elsewhere herein.

  Amendment of Credit Agreement

        Concurrently with entering into the merger agreement with Brookfield, we amended the terms of our revolving credit facility with Brookfield US Corporation, an affiliate of our Manager, pursuant to which the maturity date of the credit facility was extended to August 31, 2010, unless sooner terminated as provided in the credit agreement; provided, however, that, notwithstanding the foregoing, the term of the credit facility will expire upon the latest of (i) May 25, 2010, (ii) the effective time of the Merger and (iii) thirty (30) calendar days following the termination of the merger agreement, but in no event later than August 31, 2010. In addition, Brookfield US Corporation consented to the Merger and to the separate sale by us of certain of our assets as contemplated by the merger agreement. For more information on this transaction, see Note 19 to our consolidated financial statements contained elsewhere herein.

  Binding Letter of Intent for Asset Sale

        As contemplated by the merger agreement, on March 9, 2010, we entered into the Asset Sale LOI with Ranieri, pursuant to which Ranieri (either directly or through an affiliate) agreed to purchase five CMBS bonds from us. The five CMBS bonds had a carrying value of approximately $0.9 million as of December 31, 2009. In addition, under the Asset Sale LOI, Ranieri (either directly or through an affiliate) agreed to acquire the rights to:

  •
  (i) (a) direct us to use commercially reasonable efforts to advocate for the appointment of the Specified Manager as the collateral manager for CDO1 and (b) exercise, from and after the final consummation of the CMBS Purchase, any and all of our rights, in our capacity as the sole holder of the preferred shares of CDO1, to direct the appointment of a replacement collateral manager for CDO1 (subject to any fiduciary or other legal obligations that we have); and

  •
  (ii) (a) direct us, in our capacity as the sole holder of the preferred shares of CDO2, to direct CDO2 to appoint the Specified Manager as the replacement collateral manager for CDO2, following the resignation of our Manager as the CDO2 collateral manager under the collateral management agreement for CDO2 and (b) exercise, from and after the final consummation of the CMBS Purchase, any and all of our rights, in our capacity as the sole holder of the preferred shares of CDO2, to direct the appointment of a replacement collateral manager for CDO2 (subject to any fiduciary or other legal obligations that we have).

        Ranieri has agreed to pay us a total of $8.0 million for the CMBS Purchase, the CDO1 Rights Purchase and the CDO2 Rights Purchase, which we refer to collectively as the Transaction. The following table provides information with respect to the purchase price to be paid by Ranieri (either directly or through one or more of its affiliates) and the estimated closing date for each component of the Transaction:

Component of Transaction	Purchase Price	Estimated Closing Date
CMBS Purchase	$2,500,000 (plus accrued and unpaid interest through the closing date of this portion of the Transaction)	Closed on March 15, 2010
CDO1 Rights Purchase	$3,500,000	Third Quarter/Fourth Quarter 2010 (90 days after obtaining approval of Class A Notes to appoint the Specified Manager)
CDO2 Rights Purchase	$2,000,000	June/July 2010

        In connection with the execution of the Asset Sale LOI, one of Ranieri's affiliates paid $1.6 million (20% of the total purchase price) as a deposit on the Transaction. A ratable portion of the escrowed funds (based on the purchase prices specified above) will be applied to each component of the Transaction upon the closing of that component. The CMBS Purchase closed on March 15, 2010 and $0.5 million of the deposit was applied against the $2.5 million purchase price for the CMBS bonds. An affiliate of Brookfield is a lender to the Purchaser, and proceeds from such loan have been used to fund the deposit referenced above and the remainder of the purchase price for the CMBS bonds and an additional $1.9 million available under the loan may be used to fund a portion of the purchase price for the CDO1 Rights Purchase and the CDO2 Rights Purchase. In addition, the Co-Investor is a co-investor with the Purchaser in the Servicer, which acts as the special servicer for several of the CMBS securitizations in which we have invested, including all of the securitizations in which the bonds that were the subject of the CMBS Purchase are a part. Brookfield and/or its affiliates have, or prior the CMBS Purchase had, the ability to designate the special servicer for the securitizations in which the bonds that were the subject of the CMBS Purchase are a part and had designated the Servicer as the special servicer for those securitizations. The Co-Investor and the Purchaser own approximately 8.5% and 32.3%, respectively, of the Servicer.

        We also agreed to grant to Ranieri a right of first refusal to purchase all or any portion of our interest in two CMBS securitizations if we sell those securities in the future.

        The CMBS Purchase closed on March 15, 2010. The completion of the CDO1 Rights Purchase and the CDO2 Right Purchase are subject to various customary closing conditions as well as the execution of definitive documentation. The Asset Sale LOI and the Transaction were approved by a special committee of our board of directors, which is comprised entirely of the independent members of our board of directors, which we refer to as the Special Committee. The Special Committee, with the assistance of Broadpoint.Gleacher, the Special Committee's financial advisor, solicited and received several bids on the assets that are the subject of the Transaction. The Special Committee selected the Ranieri bid based on the combination of price and other terms, in particular those providing greater certainty of closing.

  Suspension of Dividends

        In November 2009, our board of directors announced that it had elected to suspend the quarterly dividend to holders of shares of our common stock to preserve liquidity in consideration of the large increase in the delinquency rate on our CMBS portfolio and the resulting uncertainty regarding our operating cash flows. Based on our current forecasts, we would not be required to make any further distributions in 2009 in order to maintain our REIT status through 2009. The elimination of the common dividend for the remainder of 2009, assuming the same $0.10 quarterly dividend per share that was paid in October 2009, equates to approximately $2.5 million in cash flow savings each quarter. Our board of directors will continue to evaluate our dividend policy in light of our portfolio performance and relevant provisions of the Internal Revenue Code; however, we are prohibited from paying any dividends under the merger agreement and do not anticipate having adequate liquidity to pay a dividend in any event.

Overview

        We are a specialty finance company formed on January 25, 2005 by BIM to invest in commercial real estate, real estate loans, real estate related securities, such as commercial and residential mortgage-backed securities, and various other asset classes. We commenced operations in March 2005. We have elected and qualified to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005 and expect to qualify as a REIT in subsequent tax years. We manage the composition of our portfolio so that we will qualify for an exclusion from regulation under the Investment Company Act. We are externally managed by our Manager, a wholly-owned subsidiary of Brookfield.

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

        Given current market conditions and our lack of investable cash, currently, we are unable to take advantage of new investment opportunities and we do not believe we will be able to take advantage of new investment opportunities in the future.

        Since we commenced operations in March 2005, we have invested in Agency mortgage-backed securities, non-agency residential mortgage-backed securities, commercial mortgage-backed securities,

other commercial mortgage loan products, including whole loans, A Notes, B Notes, mezzanine loans, and investments in funds that invest in whole loans, A Notes, B Notes, and mezzanine loans, and purchased commercial real estate properties. A large portion of our investments in MBS hold a deeply subordinated position in the underlying trust structure. We also have taken positions in various credit default swaps relating to commercial mortgage-backed securities and residential mortgage-backed securities and have entered into interest rate swaps to hedge the basis risk of our floating rate liabilities. We have leveraged our portfolio in order to achieve attractive risk-adjusted returns. We have issued four types of liabilities:

  •
  trust preferred securities;

  •
  CDO liabilities;

  •
  secured mortgage debt; and

  •
  short-term liabilities.

        We completed a private offering of 17,400,000 shares of our common stock in March 2005 in which we raised net proceeds of approximately $405.6 million. We completed our initial public offering of 7,500,000 shares of our common stock in August 2006 in which we raised net proceeds of approximately $158.6 million. Between August 2007 and November 2007, we purchased 299,300 shares of our common stock in open market purchases. As of December 31, 2009, our portfolio was comprised of commercial mortgage-backed securities (CMBS), commercial real estate loan investments, residential mortgage-backed securities (RMBS) and operating real estate of approximately $272.0 million, and we have issued debt with a carrying value totaling approximately $333.5 million. The resulting GAAP-reported stockholders' deficit of $58.1 million represents a reduction of $622.3 million of the net amounts raised in 2005 and 2006. This reduction in stockholders' equity can be attributed to the following general areas:

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

        We earn revenues and generate cash through our investments. These revenues are, in turn, used to pay the interest and other costs of our financings (including payments due on interest rate hedges), to pay for our overhead costs and, when applicable, to pay the management fee. The net earnings after these payments, if any, are used to pay dividends to our stockholders, to further reduce our liabilities or, when we have investable capital, to re-invest into targeted assets. In order to maintain compliance with the REIT regulations, we are required to pay out at least 90% of our taxable income as dividends. Typically there are mismatches between taxable income and GAAP income. Due to realized losses that we have incurred to date and the projected decline in cash flows of some of our assets, we currently expect a portion of our portfolio to generate substantial tax operating losses in 2010 and in future periods.

Trends; Current Market Environment; Current Portfolio Considerations

        In July 2007, the commercial real estate finance sector began to show serious signs of liquidity-related distress. This was in addition to the distress that had already begun in the securitized residential products markets. Now, almost three years into the world-wide financial crisis, commercial real estate credit markets have begun to experience a second layer of stress, as adverse credit events at the underlying loan level have begun to increase, and, in the residential sector, many of the long-awaited losses from the high delinquency levels have percolated through the various securitizations that own these loans. The dual factors of diminishing liquidity and increasing incurrence of adverse credit events place a lot of stress on commercial and residential real estate credit investors. The diminished liquidity negatively impacts the market value of the respective investments whereas the adverse credit events negatively impact the prospective cash flow of the respective investments. The U.S. federal government enacted several programs with the intent of stabilizing the financing markets. These programs include the Troubled Assets Relief Program (TARP), the Term Asset-Backed Securities Loan Facility (TALF) and the Public-Private Investment Program (PPIP), among others. While we are cautiously optimistic that such governmental programs will have some positive impact on the housing markets and the lending environment, we do not believe that the overall market will stabilize until (a) home prices firm up and the impact of these lower home prices works through the various real estate financing markets, and (b) commercial lending markets become functional and the borrowers in these markets readjust their valuations and expectations to reflect a much less aggressive lending environment.

        Performance for CMBS investors, including us, is highly dependent upon the credit performance of existing securitized portfolios. We expect that loans that do not have near-term maturities that were underwritten with the related secured properties having stabilized cash flow in place will tend to perform better during this difficult period. By contrast, we believe that loans made on transitional, or other value-creating, projects or that have near-term maturities will suffer the greatest. The markets will be greatly impacted by these loans with near-term maturities; causing the existing credit spread environment to last until the consequences of these near-term loan maturities are better understood. Through our CMBS portfolio and our commercial real estate loan portfolio, we have exposure to each of these loan types. Our CMBS portfolio, which is comprised solely of fixed rate conduit deals, will start to have material maturities in the underlying collateral pools in 2010; in addition, the delinquency rate for our CMBS portfolio increased dramatically during the second quarter of 2009, and continued to increase during the third and fourth quarters of 2009. As delinquencies have increased, our prospective cash flows have been materially lowered.

        As discussed in Note 3 to our consolidated financial statements, "Fair Value Hierarchy", we value our investment securities using current market pricing. The spreads that have been utilized to value our assets are extremely wide from a historical perspective. These spreads are wide due to the market's view of the risks contained within these types of investments within the current market environment. These risks include the market's expectation of increasing delinquencies and losses within residential and commercial mortgage loans, and consequently, in the securitized pools that own these loans. The market's expectation is also that commercial and residential loans originated in the period from 2005 to 2007 will under-perform prior vintages. These market expectations become embodied in the modeling assumptions that are used to value securities such as the RMBS and CMBS that we own. The valuation of these assets is extremely sensitive to these assumptions. Additionally, there are many factors for which there is no relevant comparable data to use in order to help judge that particular factor's impact on future performance. For instance, many of the underlying residential and commercial mortgages originated during the 2005 to 2007 era have very low interest rate coupons. These low coupons may prove to dampen credit losses that otherwise are expected by the market, although there can be no assurance of this. As these origination vintages age, performance tiering may become evident; meaning that the 2005 vintage may exhibit stronger performance than the 2006 or 2007 vintages. In the current marketplace, there is no evidence of any meaningful tiering among these three vintages. Additionally, the governmental programs discussed above may have a positive impact on certain sub-prime borrowers and sub-prime loan pools. Conversely, consumer retail weakness, job losses and a weak economy may result in credit losses exceeding the market's expectations.

        We believe the following trends may also affect our business:

        Uncertain interest rate environment—The credit market disruption that has persisted since the summer of 2007 continues to have a dramatic effect on the economy. The distress in the financial markets has led to significant changes in Federal Reserve monetary policy, in the form of lower rates and through direct financing to primary dealers through the TALF and other programs. However, pressure from a pull-back in lending and credit provision still weighs heavily on the consumer and on the residential housing markets. Continued weakness in the residential real estate markets and in both the commercial and residential lending environment is likely to persist, and in general should result in slower U.S. economic growth. Additionally, lower rates have not resulted in dramatically increased prepayment speeds, largely given the constraints around lending, which have even impacted the U.S. government-sponsored entities, such as Fannie Mae and Freddie Mac.

        Normally, we would expect that our fixed-rate assets would decline in value in a rising interest rate environment. We have engaged in interest rate swaps to hedge a portion of the risk associated with increases in interest rates. However, because we do not always hedge 100% of our outstanding financing, increases in interest rates could result in a decline in the value of our portfolio, net of hedges. Similarly, decreases in interest rates could result in an increase in the value of our portfolio. Given the substantial dislocation in asset prices, however, these traditional relationships between levels of interest rates and yield spread or price changes, may not exist. In addition, interest rates remain, and are likely to remain for the foreseeable future, at consistent and low levels.

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

        Liquidity—Managing liquidity has become a priority for our company. Whereas most of our assets, such as the commercial real estate properties and the assets held by our CDOs, have been financed with long-term liabilities, some of our assets are financed on a short-term basis while they are in transition toward longer-term financing solutions. In the current marketplace, however, that long-term financing is not available. These short-term financings are collateralized borrowings under our revolving credit facility, which will mature on August 31, 2010 or earlier in accordance with its terms. As asset values decline, margin calls from our financing counterparties place demands on our cash and other liquidity sources. This can force us to sell assets and de-leverage the balance sheet, which could negatively impact earnings and negatively impact our ability to make distributions to our stockholders. As of December 31, 2009, we had reduced our exposure to margin calls to $0.4 million on our credit default swaps, and we had unencumbered assets at such date that provided us with $2.5 million of additional borrowing capacity under our secured financing facility.

        Weakness of mortgage market—The sub-prime market has been severely affected by changes in the lending landscape; for now and for the foreseeable future, access to mortgages for sub-prime borrowers has been substantially limited. This limitation on financing is expected to have an impact on all mortgage loans that are resetting and is expected to result in increased default rates. The severity of the liquidity limitation was largely unanticipated by the markets. The liquidity issues also affect prime and Alt-A Non-Agency lending, with the origination of many product types being completely curtailed and lenders requiring high loan-to-value ratios when providing refinancing to borrowers. At the margin, this has an impact on new demand for homes, which will compress the home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates and mortgage loan delinquencies. This comes in addition to the delinquency pressures in the sub-prime market resulting from weaker underwriting, which put many sub-prime lenders out of business in 2006 and 2007. The market deterioration has caused us to expect increased losses related to our holdings over time, and in the immediate period, has resulted in a significant decline in the market values of our assets as well as a significant decrease in anticipated cash flows from our investments. We continually monitor and adjust our cash flow assumptions in light of current and projected market conditions, and we believe that results in an accurate representation of value on our balance sheet.

        We believe that, at this time, the underlying losses in the sub-prime market have not fully manifested themselves in the securitizations, including those in which we own MBS. Accordingly, there are a number of factors that can help to mitigate issues before they fully impact the market. The government does have a number of programs that it can utilize to help the conditions in the residential mortgage industry. Currently, the lending limits for Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association have been raised. As well, recent legislation has expanded and modernized the FHA programs to make financing available at affordable terms to delinquent borrowers. At the margin, programs that will have the effect of reducing foreclosure inventory will be helpful to the resolution of home price declines. In addition, given the current interest rate environment, the U.S. government has little room to further decrease the Fed Funds rate.

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

        Structured finance transactions—The dislocations in the sub-prime market have rippled throughout the structured finance markets. Yield spreads on CMBS and prime Non-Agency RMBS have widened dramatically since the beginning of 2007, resulting in significant negative market value adjustments to our assets. The issuance of CDOs, which had been a key financing tool for us and for our peers, has come to a halt, cutting off an attractive financing alternative for the foreseeable future.

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

        Certain of our investments, including RMBS and subordinate CMBS, currently generate substantial mismatches between taxable income and available cash. In order to meet the requirement to distribute a substantial portion of our net taxable income, we may need to borrow, sell assets or raise additional equity capital, to the extent possible, although our current financial condition may preclude us from obtaining new borrowing or raising additional equity capital.

        Our Manager is entitled to receive a base management fee that is based on the amount of our equity (as defined in the management agreement), regardless of the performance of our portfolio. Accordingly, the payment of our base management fee is not primarily dependent on our profitability

(except to the extent that our equity is affected) and may provide us with an incentive to incur losses. We and our Manager agreed that during 2008, we would pay our base management fee to our Manager in shares of our common stock valued at the weighted average closing price during the last five trading days of the applicable fiscal quarter. Additionally, our Manager is entitled to receive an incentive management fee that is dependent upon the amount of our GAAP earnings. As a result of our having negative equity (as defined in the management agreement), we did not pay a management fee to our Manager for the three months ended December 31, 2008 or for the year ended December 31, 2009.

        Generally speaking, compression of credit spreads can increase the unrealized gains on our current investments and reduce our net investment income, while widening credit spreads reduce the realized and unrealized gains on our current investments (or cause realized and unrealized losses).

        Since 2007, credit spreads have widened significantly. The widening of credit spreads and increasing interest rates caused a significant increase in the net unrealized losses on our available-for-sale securities. Net unrealized losses initially are recorded in accumulated other comprehensive loss. We periodically evaluate our portfolio of available-for-sale securities for impairment and reclassify such unrealized losses to impairments on available-for-sale securities in our statement of operations when appropriate, which since the second half of 2007 has caused our book value per share to decrease. One of the key drivers for the widening of credit spreads has been the recent disruption in the securitized products sectors.

        In addition to widening credit spreads, the disruption in the securitized products markets over the past three years has adversely affected the market in which we operate in a number of other ways. For example, the market disruption has reduced the trading activity for many securities, resulting in less liquid markets for those securities. As the securities we hold are marked to market at the end of each quarter, the decreased liquidity and concern over market conditions have resulted in significantly lower valuations of substantially all of our CMBS, RMBS and preferred equity investments since mid-2007. These lower valuations have affected us by, among other things, decreasing our net book value and in contributing to our decision to record other than temporary non-cash impairments (discussed below in "—Critical Accounting Policies—Valuation of Financial Instruments"). In addition, Standard & Poor's, Moody's and Fitch recently have issued a series of credit rating downgrades on various real estate securities. Through March 16, 2010, one of the sub-prime RMBS that we owned at December 31, 2009, which had a carrying value of $0.0 million at December 31, 2009, had been downgraded below its lowest rating at December 31, 2009; three of the prime RMBS that we owned at December 31, 2009, which had an aggregate carrying value of $0.1 million at December 31, 2009, had been downgraded below their lowest rating at December 31, 2009 and 20 of the CMBS that we owned at December 31, 2009, which had an aggregate carrying value of $13.1 million at December 31, 2009, had been downgraded below their lowest rating at December 31, 2009.

        We do not currently know the full extent to which this market disruption will affect us or the markets in which we operate. If the disruption continues, we may experience continued tightening of liquidity, additional impairment charges and further challenges in raising additional capital and obtaining investment financing on attractive terms. Future market developments may continue to have a materially negative impact on our business or results of operations. As discussed below under "—Liquidity and Capital Resources", if the Merger is not consummated and we are unable to successfully restructure our borrowing arrangements and we do not receive additional funding, our ability to continue as a going concern will be in doubt.

Critical Accounting Policies

        Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. These include the fair market value of certain investments, debt obligations and derivative assets and liabilities, the amount and timing of credit losses, prepayment assumptions and other items that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., market values change due to changes in supply and demand, credit performance, prepayments, interest rates or other reasons; yields change due to changes in credit outlook and loan prepayments) will occur in the near future. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on the experience of Brookfield's, BIM's and our management, along with their analysis of historical and current market data, in order to arrive at what we believe to be reasonable estimates. See Note 2 to our consolidated financial statements contained elsewhere herein for a complete discussion of our accounting policies. Other than the adoption of FASB ASC 320-10-65-1 (previously FSP FAS 115-2), as defined below, there have been no material changes to our accounting policies in 2009. Our estimates are inherently subjective in nature and actual results could differ from our estimates and differences may be material. We have identified our most critical accounting estimates to be the following:

  Going Concern

        A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, our policy is to prepare our consolidated financial statements on a going concern basis unless we intend to liquidate or have no other alternative but to liquidate. As of December 31, 2009, we owed $28.9 million to an affiliate of our Manager under our secured credit facility. Unless earlier terminated as provided in the credit agreement, our credit facility terminates on August 31, 2010. As a result of our possible inability to extend, refinance or repay this indebtedness, there is substantial doubt about our ability to continue as a going concern. While we have prepared our consolidated financial statements on a going concern basis, if the Merger is not consummated and we are unable to successfully restructure our borrowing arrangements or we do not receive additional funding, our ability to continue as a going concern will be in doubt. Therefore, we may not be able to realize our assets and settle our liabilities in the ordinary course of business. Our consolidated financial statements included in this report do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should we be unable to continue as a going concern.

  Investment Consolidation

        For each investment we make, we evaluate the underlying entity that issued the securities we acquired or to which we made a loan in order to determine the appropriate accounting. We refer to guidance in FASB ASC 860-10-50-3 (previously SFAS 140) and FASB ASC 810-10-05-8 (previously FIN 46R) in performing our analysis. FASB ASC 810-10-05-8 addresses the application of FASB ASC 810-10-15-10 (previously ARB 51), to certain entities in which voting rights are not effective in identifying an investor with a controlling financial interest. An entity is subject to consolidation under FASB ASC 810-10-05-8 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns ("variable interest entities" or "VIEs"). Variable interest entities within the scope of FASB ASC 810-10-05-8 are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the VIE's expected losses, receives the majority of the VIE's expected returns, or both.

        Our ownership of the subordinated classes of CMBS and RMBS from a single issuer may provide us with the right to appoint the special servicer for the applicable trust (that special servicer will control the foreclosure/workout process on the underlying loans), which we refer to as the Controlling Class CMBS and RMBS. Currently, there are certain exceptions to the scope of FASB ASC 810-10-50-18, one of which provides that an investor that holds a variable interest in a qualifying special-purpose entity ("QSPE") is not required to consolidate that entity unless the investor has the unilateral ability to cause the entity to liquidate. FASB ASC 860-10-50-3 (previously SFAS 140) sets forth the requirements for an entity to qualify as a QSPE. To maintain the QSPE exception, the special-purpose entity must initially meet the QSPE criteria and must continue to satisfy such criteria in subsequent periods. A special-purpose entity's QSPE status can be impacted in future periods by activities undertaken by its transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent that our CMBS or RMBS investments were issued by a special-purpose entity that meets the QSPE requirements, we record those investments at the purchase price paid. To the extent the underlying special-purpose entities do not satisfy the QSPE requirements, we follow the guidance set forth in FASB ASC 810-10-05-8 as the special-purpose entities would be determined to be VIEs.

        We have analyzed the pooling and servicing agreements governing each of our Controlling Class CMBS and RMBS investments and we believe that the terms of those agreements are industry standard and are consistent with the QSPE criteria. We also have evaluated each of our Controlling Class CMBS and RMBS investments for which we own a greater than 50% interest in the subordinated class as if the special-purpose entities that issued such securities are not QSPEs. Using the fair value approach to calculate expected losses or residual returns, we have concluded that we would not be the primary beneficiary of any of the underlying special-purpose entities. Our maximum exposure to loss as a result of our investment in these special-purpose entities totaled $3.8 million as of December 31, 2009.

        In June 2009, the FASB issued FASB ASC 810-10-65-2 (previously SFAS 167), which amends the consolidation guidance applicable to VIEs. We currently are evaluating the impact that this new guidance will have on our investment portfolio. See Note 2 to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for a further discussion of the impact of FASB ASC 810-10-65-2 on our consolidated financial statements.

  Revenue Recognition

        The most significant source of our revenue comes from interest income on our securities and loan investments. Interest income on loans and securities investments is recognized over the life of the investment using the effective interest method. Mortgage loans generally will be originated or purchased at or near par value and interest income will be recognized based on the contractual terms of the debt instrument. Any loan fees or acquisition costs on originated loans will be deferred and recognized over the term of the loan as an adjustment to the yield. Interest income on mortgage-backed securities, which we refer to as MBS, is recognized on the effective interest method as required by FASB ASC 325-40-65-1 (previously FSP EITF 99-20-1). Under FASB ASC 325-40-65-1, management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and our purchase prices. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls have to be estimated due to delinquencies on the underlying mortgage loans and the timing and magnitude of credit losses on the mortgage loans underlying the securities. These uncertainties and contingencies are difficult to predict and are subject to future events that may affect management's estimates and our interest income. When current period cash flow estimates are lower than the previous period and fair value is less than an asset's carrying value, we will write down the asset to fair market value and record an impairment charge in current period earnings.

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

  Loan Loss Provisions

        We have purchased and originated mezzanine loans and commercial mortgage loans to be held as long-term investments. We evaluate each of these loans for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. In our evaluation of these loans for possible impairment, we develop significant assumptions which include, but are not limited to, the value of the real estate of partnership or membership interests that secure the mortgage loans, the expected sale period for such real estate, the appropriate discount rate, the fair value of any collateral being used to secure any guarantees from the borrower and the estimated costs incurred to dispose of such guarantee collateral. Upon a determination of impairment, we will establish a reserve for loan losses and a corresponding charge to earnings through the provision for loan losses.

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

        We have categorized our financial instruments measured at fair value into a three-level classification in accordance with FASB ASC 820-10-50-2. Fair value measurements of financial instruments that use quoted prices in active markets for identical assets or liabilities generally are categorized as Level 1, and fair value measurements of financial instruments that have no direct observable levels generally are categorized as Level 3. The lowest level input that is significant to the fair value measurement of a financial instrument is used to categorize the instrument and reflects the judgment of management. Financial assets and liabilities presented at fair value in our Balance Sheet generally are categorized as follows:

        Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

    The types of assets and liabilities carried at Level 1 fair value generally are G-7 government and agency securities, equities listed in active markets, investments in publicly traded mutual funds or closed-end funds with quoted market prices and listed derivatives.

        Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

    Fair valued assets and liabilities that generally are included in this category are non-G-7 government securities, municipal bonds, certain hybrid financial instruments, certain mortgage and asset backed securities, certain corporate debt, certain commitments and guarantees, certain private equity investments and certain derivatives for which observable market inputs can be obtained.

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

        Financial assets and liabilities presented at fair value and categorized as Level 3 generally are financial instruments that are valued based on quotes from dealers and prices obtained from independent pricing services that do not have observable inputs with market data. For financial instruments that are priced using broker quotes, we generally obtain only one quote. The criteria we use to determine whether an illiquid market exists include a lack of binding broker quotes, significant spread widening between bid prices and ask prices and lack of observable trades for comparable assets. In addition, Level 3 also includes financial instruments that are marked to model using relevant empirical data to extrapolate an estimated fair value. The models' inputs reflect assumptions that market participants would use in pricing the instrument in a current period transaction and outcomes from the models represent an exit price and expected future cash flows. Our valuation models are calibrated to the market on a frequent basis. The parameters and inputs are adjusted for assumptions about risk and current market conditions. Changes to inputs in valuation models are not changes to valuation methodologies; rather, the inputs are modified to reflect direct or indirect impacts on asset classes from changes in market conditions. Accordingly, results from valuation models in one period may not be indicative of future period measurements. Valuations are independently reviewed by employees of our Manager and, where applicable, valuations are back tested comparing instruments sold to where they were marked. Different judgments and assumptions used in pricing could result in different estimates of value.

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

        The three approaches described within FASB ASC 820-10-50-1 are consistent with generally accepted valuation methodologies. While all three approaches are not applicable to all assets or liabilities accounted for at fair value, where appropriate and possible, one or more valuation techniques may be used. The selection of the valuation method(s) to apply considers the definition of an exit price and the nature of the asset or liability being valued and significant expertise and judgment is required. For assets and liabilities accounted for at fair value, valuation techniques generally are a combination of the market and income approaches. For the year ended December 31, 2009, the application of valuation techniques applied to similar assets and liabilities has been consistent.

        During the year ended December 31, 2009, our assets measured at fair value on a recurring basis reflected as Level 3 decreased largely as a result of principal repayments and write-offs on CMBS and Non-Agency RMBS and declines in the projected cash flow on our CMBS and Non-Agency RMBS. The significant amount of our investment securities reflected as Level 3 is a result of the reduction of liquidity in the capital markets that resulted in a decrease in the observability of the significant inputs used in determining fair value. Management determined the classification level of each security based upon a review of the pricing source used (non-binding broker quotes, pricing services or fair value determinations by management).

        During the year ended December 31, 2009, our liabilities measured at fair value on a recurring basis reflected as Level 3 decreased by $34.2 million, as a result of the derivative liabilities that we closed out during the year and the principal repayments on our CDO obligations. In addition, the decrease in valuation of our derivatives liabilities and our CDO obligations, which are based on non-binding broker quotes, contributed to the decrease. The significant amount of our collateralized debt obligations reflected as Level 3 is a result of the reduction of liquidity in the capital markets that resulted in a decrease in the observability of the significant inputs used in determining fair value.

        The following table summarizes the sources from which fair value was determined on our assets and liabilities measured at fair value on a recurring basis that were classified as Level 3 as of December 31, 2009.

	Investment Securities	%	Derivative Liabilities	%	Collateralized Debt Obligations	%
	($ in millions)
Non-binding quote(s) from dealers in securities	$8.7	20.3%	$34.9	100%	$33.6	100%
Independent pricing service	31.4	73.4%	—	0%	—	0%
Fair Value determinations by management	2.7	6.3%	—	0%	—	0%

Total	$42.8	100.0%	$34.9	100%	$33.6	100%

  Other-than Temporary Impairments

        When the fair value of an available-for-sale security is less than its amortized cost for an extended period, we consider whether there is an other-than-temporary impairment in the value of the security in accordance with FASB ASC 320-10-50-8A (previously FSP FAS 115-2, EITF 99-20 and FSP EITF 99-20-1). An impairment that is an "other-than-temporary impairment" is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate that the decline will not be recovered. Under the guidance of FASB ASC 320-10-50-8A, should an other-than-temporary impairment be deemed to have occurred, the total other-than-temporary impairment is bifurcated into (i) the amount related to credit losses, and (ii) the amount related to all other factors. The portion of the other-than-temporary impairment related to credit losses is calculated by comparing the amortized cost of the security to the present value of cash flows expected to be collected, discounted at the security's current yield, and is recognized through earnings on the consolidated statement of operations. The portion of the other-than-temporary impairment related to all other factors is recognized as a component of other comprehensive income (loss) on the consolidated balance sheet. Other-than-temporary impairments result in reducing the security's carrying value to its fair value, which creates a new carrying value for the investment. We compute a revised yield based on the future estimated cash flows as described in "—Revenue Recognition" above. Significant judgments are required in determining impairments, which include making assumptions regarding the estimated prepayments, loss assumptions and the changes in interest rates that are based on current market conditions.

        Quarterly, we reevaluate our securities portfolio to determine if there has been an other-than-temporary impairment based upon expected future cash flows. As a result of this evaluation, under the guidance of FASB ASC 320-10-50-8A, we believe that there has been an adverse change in expected cash flows for the securities in our portfolio and, therefore, recognized an aggregate other-than-temporary impairment of $69.8 million related to credit losses, as defined under FASB ASC 320-10-50-8A, and has been recorded through earnings. An additional impairment of $8.1 million related to other factors also has been recorded through earnings based on our assessment that it is more likely than not that these securities will be required to be sold before we recover their amortized cost basis.

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

  Accounting For Derivative Financial Instruments and Hedging Activities

        Our policies permit us to enter into derivative contracts, including interest rate swaps, currency swaps, interest rate caps and interest rate swap forwards, as a means of mitigating our interest rate risk on forecasted interest expense associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements, or hedged items, for a specified future time period. We currently are using interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns.

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

        At December 31, 2009, we were a party to two interest rate swaps with a notional par value of approximately $281.0 million; the fair value of our net liability relating to interest rate swaps was approximately $25.3 million, which is included in our derivative liabilities, and we had accrued interest payable of approximately $0.4 million on our interest rate swaps at such date. We entered into these interest rate swaps to seek to mitigate our interest rate risk for the specified future time period, which is defined as the term of the swap contracts. These two interest rate swaps were entered into by our two CDOs and accordingly, our counterparties may not request additional margin collateral from us with respect to these contracts.

        As of December 31, 2009 and December 31, 2008, respectively, we had one and two credit default swaps ("CDS") with notional par values (our maximum exposure to loss) of $10.0 million and $20.0 million that are reflected on our balance sheet as a derivative liability at their fair value of approximately $9.6 million and $19.1 million, respectively. The fair value of the CDS depends on a number of factors, primarily premium levels, which are dependent on interest rate spreads. The CDS contracts are valued either by an independent third party pricing service or by using internally developed and tested market-standard pricing models that calculate the net present value of differences between future premiums on currently quoted market CDS and the contractual future premiums on our CDS contracts.

        We account for derivative and hedging activities in accordance with FASB ASC 815-10-05-4. FASB ASC 815-10-05-4 requires recognizing all derivative instruments as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. We have no fair value hedges or hedges of a net investment in foreign operations.

        For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in "interest expense" when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain (loss) on the derivative instrument in excess of the cumulative changes in the present value of future cash flows of the hedged item, if any, is recognized in the realized and unrealized gain (loss) on derivatives in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in realized and unrealized gain (loss) on derivatives in the current earnings during the period of change. Income and/or expense from interest rate swaps are recognized as a net adjustment to realized and unrealized gain (loss) on derivative. We account for income and expense from interest rate swaps on an accrual basis over the period to which the payment and/or receipt relates.

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

        Our policy for interest and penalties on material uncertain tax positions recognized in our consolidated financial statements is to classify these as interest expense and operating expense, respectively. However, in accordance with FASB ASC 740-10-05-6 (previously FIN 48), we assessed our tax positions for all open tax years (Federal, years 2005 through 2009 and State, years 2005 through 2009) as of December 31, 2009 and concluded that we have no material FASB ASC 740-10-05-6 liabilities to be recognized at this time.

Financial Condition

  Assets

        Our current portfolio consists of commercial mortgage-backed securities, residential mortgage-backed securities, commercial real estate loan investments, credit default swaps and operating real estate. All of our assets at December 31, 2009 were acquired with the net proceeds of approximately $405.6 million from our March 2005 private offering of 17,400,000 shares of our common stock, the net proceeds of approximately $158.6 million from our August 2006 initial public offering of 7,500,000 shares of our common stock, the net proceeds of approximately $48.6 million from our March 2007 issuance of trust preferred securities and our use of leverage.

      Mortgage-Backed Securities

        Our commercial mortgage-backed securities and residential mortgage-backed securities comprise 100% of our investment securities portfolio. We own these securities either directly on our balance sheet or in one of our two CDOs. We own the equity of each of the CDOs and it is through this equity investment that we participate in the investment performance of the portion of the investment securities portfolio that is owned by the CDOs. The commercial mortgage-backed securities and residential mortgage-backed securities segment of our portfolio at December 31, 2009 is summarized below:

	CMBS	RMBS
	(In thousands)
Amortized cost	$26,193	$4,708
Unrealized gains	11,920	5
Unrealized losses	—	—

Fair value	$38,113	$4,713

        As of December 31, 2009, the CMBS and RMBS in our portfolio purchased at a net premium or discount relative to their par value and our portfolio had a weighted average amortized cost of 3.4% and 3.4% of face amount, respectively. The CMBS and RMBS were valued below par at December 31, 2009 because we invested in lower-rated (i.e., deeply subordinated) bonds in the credit structure and those bonds have been adversely impacted by changes in yield spreads and increased actual losses on the underlying collateral, as well as increasing delinquency rates, which generally portend higher actual losses in the future.

        Our MBS holdings were as follows at December 31, 2009 ($ in millions):

	Outstanding Face Amount at December 31, 2009	Amortized Cost Basis Before Impairments/ Adjustments(1)
						Weighted Average
			Fair Value at December 31, 2009	Number of Securities(2)	Number of Trusts(3)
						Rating(4)	Coupon	Yield(5)	WAL(6)
CMBS	$778.8	$575.2	$38.1	131	43	CCC+	5.21%	36.96	3.93
Non-Agency RMBS-Prime	90.7	160.2	3.2	51	28	CC+	4.29	194.81	2.12
Non-Agency RMBS-Sub Prime	47.6	135.0	1.5	24	14	CCC-	2.76	132.21	5.12
Preferred Stock	4.9	4.8	—	2	2	—	—	—	—

Total	$922.0	$875.2	$42.8	208	87	CCC	4.97	52.11	3.85

REIT ONLY (non-CDOs)
CMBS	$270.5	$149.2	$5.2	44	20	CC	5.14%	48.51	2.20
Non-Agency RMBS-Prime	35.5	77.3	1.2	23	16	C-	5.67	195.76	1.31
Non-Agency RMBS-Sub Prime	13.6	60.0	0.9	11	8	CCC+	3.44	80.22	6.87
Preferred Stock	4.9	4.8	—	2	2	—	—	—	—

Total	$324.5	$291.3	$7.3	80	46	CC+	5.05	76.39	2.64

CDOs ONLY
CMBS	$508.3	$426.0	$32.9	94	33	CCC+	5.25%	35.13	4.20
Non-Agency RMBS-Prime	55.2	82.9	2.0	28	20	CCC-	3.41	194.24	2.60
Non-Agency RMBS-Sub Prime	34.0	75.0	0.6	13	7	C-	2.49	209.08	2.54
Preferred Stock	—	—	—	—	—	—	—	—	—

Total	$597.5	$583.9	$35.5	135	60	CCC	4.92	47.13	4.08

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

        The table below summarizes the credit ratings of our MBS investments at December 31, 2009:

	CMBS	Prime RMBS	Subprime RMBS	Total
	(In thousands)
AAA	$—	$—	$—	$—
AA	—	—	—	—
A	—	—	—	—
BBB	3,724	—	—	3,724
BB	5,451	—	—	5,451
B	14,659	—	847	15,506
Below B	14,279	3,194	672	18,145

Total	$38,113	$3,194	$1,519	$42,826

        Actual maturities of MBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The stated contractual final maturity of the mortgage loans underlying our portfolio of MBS ranges up to 27 years, but the expected maturity is subject to change based on the prepayments of the underlying loans. As of December 31, 2009, the average final contractual maturity of the mortgage portfolio was 2036.

        The constant prepayment rate, or CPR, attempts to predict the percentage of principal that will be prepaid over the next 12 months based on historical principal paydowns. As interest rates rise, the rate of refinancings typically declines, which we believe may result in lower rates of prepayment and, as a result, a lower portfolio CPR.

        The following table summarizes our CMBS and RMBS according to their estimated weighted average life classifications as of December 31, 2009:

	CMBS		RMBS
Weighted Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Less than one year	$—	$—	$268	$268
Greater than one year and less than five years	882	882	1,125	1,121
Greater than five years	37,231	25,311	3,320	3,319

Total	$38,113	$26,193	$4,713	$4,708

        The estimated weighted-average lives of the MBS in the tables above are based upon a prepayment model obtained through a subscription-based financial information service provider. The prepayment model considers the current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loan, loan age, margin and volatility.

        The actual weighted average lives of the MBS in our investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and are sensitive to changes in both prepayment rates and interest rates.

      Commercial Mortgage-Backed Securities

        Our CMBS portfolio consists of CMBS that we own directly (i.e., outside of our CDOs) and CMBS that are owned by our CDOs. We directly own approximately $5.2 million in fair value of CMBS. These securities have a weighted average rating of CC, are priced at a weighted average price to par of 1.9%, and are projected to yield 48.51% of their current fair value on a loss-adjusted basis. Approximately 78.0% of the CMBS that we own directly is part of a portfolio that we refer to as the "CMBS Primary Asset." The CMBS Primary Asset is a sub-portfolio that consists of our holdings in 11 CMBS securitizations in which we, either directly or through our CDOs, own a portion of the first loss tranche. The CMBS Primary Asset is further illustrated below.

        Within our two CDOs, we own approximately $32.9 million in fair value of CMBS. These securities have a weighted average rating of CCC+, are priced at a weighted average price to par of 6.5%, and are projected to yield 35.13% of their current fair value on a loss-adjusted basis. However, the receipt of cash flows from this portion of our CMBS portfolio is governed by the waterfalls within the respective CDO indentures, which are further described below. Approximately 44.9% of the CMBS that we own within our two CDOs are part of the CMBS Primary Asset.

Class Type	Directly Owned(1)	Owned by our CDOs	Total	Average Rating
	(In thousands)
Primary Asset	$4,057	$14,785	$18,842	CCC-
Non-Primary Asset	1,142	18,129	19,271	B

Total / Weighted Average	$5,199	$32,914	$38,113	CCC+

(1)
Either by us directly or by one of our non-CDO subsidiaries.

CMBS Primary Asset

        The following table sets forth some relevant characteristics as of December 31, 2009 of our CMBS Primary Asset.

Deal Name	Number of Tranches Currently Outstanding	Current Size of Securitization	Detachment Point(1)	Original Face Amount of Our Current Holdings(2)	Outstanding Face Amount of Our Holdings at December 31, 2009	Fair Value of Our Holdings at December 31, 2009	Original Rating Range of Our Holdings	Current Delinquency	Cumulative Losses to Date(3)	Weighted Average Coupon
	($ in thousands)
BACM 2006-2	7	$2,626,774	3.03%	$32,330	$28,249	$697	BB+ – NR	4.90%	$8,329	5.48%
BACM 2007-2	7	3,148,905	3.15	35,330	35,330	473	BB+ – NR	6.12	—	5.37
BSCMS 2005-PWR9	9	2,053,405	5.51	83,001	83,001	2,485	BBB – NR	8.73	—	4.82
BSCMS 2006-PW13	8	2,830,861	4.24	55,816	55,816	4,176	BBB- – NR	4.03	—	5.46
COMM 2007-C9	7	3,049,048	3.84	50,658	50,658	1,838	BB+ – NR	2.15	—	5.24
CSMC 2006-C1	8	2,892,659	4.29	82,833	82,833	4,784	BBB- – NR	2.89	—	5.29
CSMC 2006-C4	8	4,220,699	4.08	77,931	75,921	1,393	BBB- – NR	12.96	4,103	5.54
GMACC 2005-C1	5	1,227,362	2.06	27,963	25,310	120	BB+ – NR	7.55	28,618	4.48
WBCMT 2005-C18	8	1,314,540	5.62	39,196	39,196	1,532	BBB – NR	8.80	—	4.74
WBCMT 2006-C29	7	3,363,120	2.63	32,600	32,600	338	BB+ – NR	5.39	—	5.07
WBCMT 2007-C31	9	5,812,655	3.27	42,503	42,503	1,006	BB+ – NR	6.84	—	5.13

Total/Weighted Average	83	$32,540,028	3.70%	$560,161	$551,417	$18,842	BBB – NR	6.45%	$41,050	5.18%

(1)
A deal's detachment point is the senior limit to our credit exposure within that securitization.

(2)
We owned two tranches of the GMACC 2005-C1 deal with an original face amount of $25,965 that have experienced a total loss and accordingly, the number set forth in this column for that deal does not include an amount in respect of those tranches.

(3)
Actual losses based on securities we currently own. For GMACC 2005-C1, this includes two tranches with an original face amount of $25,965 that have experienced a total loss.

        The following table sets forth some relevant characteristics of our CMBS portfolio by vintage.

	Vintage
					Total/ Weighted Average
CMBS Characteristics as of December 31, 2009	2002	2005	2006	2007
	($ in millions)
Weighted Average Rating	B	B-	CCC	CCC-	CCC+
Number of Securities	3	37	60	31	131
Original Face Amount	$2.8	$269.7	$367.9	$160.7	$801.1
Outstanding Face Amount	$2.8	$253.5	$361.8	$160.7	$778.8
Amortized Cost Basis	$0.9	$11.3	$10.0	$4.0	$26.2
Fair Value	$0.9	$16.6	$15.5	$5.1	$38.1
Percentage of Total Fair Value(1)	2.36%	43.57%	40.68%	13.39%	100.0%
Coupon	4.94%	4.92%	5.45%	5.15%	5.21%
Market Yield(2)	55.10%	19.94%	48.79%	52.95%	36.96%
Expected Principal Return(3)	100.00%	10.08%	3.38%	0.00%	5.21%
WAL(4)	2.88	4.91	3.29	2.89	3.93
Principal Subordination(5)	3.86%	1.95%	1.74%	1.44%	1.76%
Delinquency Rate 60+(6)	1.81%	6.51%	6.06%	3.94%	5.76%
Collateral Cumulative Losses to Date	0.00%	0.46%	0.07%	0.01%	0.19%
Cumulative Losses to Date(7)	0.00%	5.98%	1.64%	0.00%	2.78%

(1)
The proportion of our CMBS portfolio comprised of the respective vintage; based on fair value of our CMBS portfolio as of December 31, 2009.

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

      Residential Mortgage-Backed Securities

        Our RMBS portfolio consists of RMBS that we own directly (i.e., outside of our CDOs) and RMBS that are owned by one of our CDOs. We directly own approximately $2.1 million in fair value of RMBS, which consists of $1.2 million of prime RMBS and $0.9 million of sub-prime RMBS. The prime bonds have a weighted average rating of C-, are priced at a weighted average price to par of 3.4% and are projected to yield 195.76% of their current fair value on a loss-adjusted basis. The sub-prime bonds have a weighted average rating of CCC+, are priced at a weighted average price to par of 6.6% and are projected to yield 80.22% of their current fair value on a loss-adjusted basis.

        Within our two CDOs, we own approximately $2.6 million in value of RMBS, which consists of $2.0 million of prime RMBS and $0.6 million of sub-prime RMBS. The prime bonds have a weighted average rating of CCC-, are priced at a weighted average price to par of 3.6%, and are projected to yield 194.24% of their current fair value on a loss-adjusted basis. The sub-prime bonds have a weighted average rating of C-, are priced at a weighted average price to par of 1.8%, and are projected to yield 209.08% of their current fair value on a loss-adjusted basis. However, the receipt of cash flows from this portion of our RMBS portfolio is governed by the waterfalls within the respective CDO indentures, which are further described below.

        The following table sets forth some relevant characteristics of our prime RMBS portfolio by vintage.

	Vintage
						Total/ Weighted Average
Prime RMBS Characteristics as of December 31, 2009	2003	2004	2005	2006	2007
	($ in millions)
Weighted Average Rating	DDD+	DDD+	CC+	C	NR	CC+
Number of Securities	4	8	35	3	1	51
Outstanding Face Amount	$3.0	$8.6	$75.2	$3.8	$0.1	$90.7
Amortized Cost Basis	$0.3	$0.2	$2.6	$0.1	$0.0	$3.2
Fair Value	$0.3	$0.2	$2.6	$0.1	$0.0	$3.2
Percentage of Total Fair Value(1)	9.38%	6.25%	81.25%	3.12%	0.0%	100.0%
Coupon	5.19%	2.77%	4.25%	7.91%	6.00%	4.29%
Market Yield(2)	257.55%	383.06%	165.95%	339.60%	0.00%	194.81%
Expected Principal Return(3)	64.19%	14.15%	4.43%	0.63%	0.00%	7.12%
WAL(4)	3.57	1.85	2.02	0.89	0.23	2.12
Principal Subordination(5)	0.12%	0.35%	0.66%	0.60%	0.00%	0.61%
Collateral Factor(6)	47.82%	23.49%	42.13%	56.06%	77.37%	41.16%
Bond Factor(7)	79.81%	56.27%	79.44%	95.82%	11.39%	77.86%
One Month CPR(8)	14.16	15.40	15.29	27.14	15.38	15.76
Delinquency Rate 60+(9)	0.58%	20.66%	14.96%	5.17%	11.10%	14.62%
Collateral Cumulative Losses to Date	0.03%	0.71%	0.51%	0.23%	0.28%	0.50%
Cumulative Losses to Date(10)	9.96%	9.32%	12.54%	0.00%	87.91%	11.63%

(1)
The proportion of our prime RMBS portfolio comprised of the respective vintage; based on fair value of our prime RMBS portfolio as of December 31, 2009.

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

        The following table sets forth some relevant characteristics of our sub-prime RMBS portfolio by vintage.

	Vintage
				Total/ Weighted Average
Sub-prime RMBS Characteristics as of December 31, 2009	2005	2006	2007
	($ in millions)
Weighted Average Rating	CCC-	B-	NR	CCC-
Number of Securities	17	6	1	24
Outstanding Face Amount	$39.4	$8.2	$0.0	$47.6
Amortized Cost Basis	$0.9	$0.6	$0.0	$1.5
Fair Value	$0.9	$0.6	$0.0	$1.5
Percentage of Total Fair Value(1)	60.00%	40.00%	0.00%	100.0%
Coupon	2.98%	1.74%	2.34%	2.76%
Market Yield(2)	164.04%	80.51%	0.00%	132.21%
Expected Principal Return(3)	10.41%	52.19%	0.00%	17.60%
WAL(4)	3.48	7.81	0.07	5.12
Principal Subordination(5)	2.93%	3.76%	0.00%	3.07%
Current Overcollateralization	0.44%	1.92%	0.00%	0.69%
Excess Spread(6)	0.44%	0.45%	0.27%	0.44%
Collateral Factor(7)	21.57%	40.32%	72.45%	24.85%
Bond Factor(8)	73.37%	93.55%	52.29%	76.83%
One Month CPR(9)	12.83	14.17	16.11	13.06
Delinquency Rate 60+(10)	36.42%	23.73%	40.19%	34.23%
Collateral Cumulative Losses to Date	6.56%	6.48%	10.54%	6.55%
Cumulative Losses to Date(11)	9.12%	1.16%	96.20%	29.16%

(1)
The proportion of our sub-prime RMBS portfolio comprised of the respective vintage; based on fair value of our sub-prime RMBS portfolio as of December 31, 2009.

(2)
Market yield as reflected above is the implied loss-adjusted yield based on our expectation of future cash flows (i.e., taking into account assumed defaults) and the fair value of the security.

(3)
Percent of outstanding face amount that we currently project to be returned as principal.

(4)
Weighted average life.

(5)
Weighted average determined based on outstanding face amount owned.

(6)
Represents the weighted average excess spread over the applicable liability coupon for the month of December 2009, weighted by par amount.

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

      Equity Securities

        Our investment policies allow us to acquire equity securities, including common and preferred shares issued by other real estate investment trusts. At December 31, 2009, we held two investments in equity securities, each with a fair value of $0. These investment securities are classified as available for sale and thus carried at fair value on our balance sheet with changes in fair value recognized in accumulated other comprehensive income until realized or determined to be other than temporarily impaired.

  Changes in Carrying Value of Investment Securities

        The following sets forth information regarding the changes in the carrying value of our investment securities during the year ended December 31, 2009:

		Activity During Year Ended December 31, 2009
Security Description	December 31, 2008 Estimated Fair Value	Sales	Principal Paydowns/ Write-offs	Discount/ (Premium) Amortization	Impairments	Mark-to- Market Adjustments	December 31, 2009 Estimated Fair Value
	(In millions)
CMBS	$58.1	$—	$(0.2)	$(11.8)	$(62.6)	$54.6	$38.1
Non-Agency RMBS	14.8	—	(6.3)	(3.3)	(15.3)	14.8	4.7
Preferred stock	0.0	—	—	—	—	—	—

Total	$72.9	$—	$(6.5)	$(15.1)	$(77.9)	$69.4	$42.8

        The following sets forth information regarding the changes in the carrying value of our investment securities during the year ended December 31, 2008:

		Activity During Year Ended December 31, 2008
Security Description	December 31, 2007 Estimated Fair Value	Sales	Principal Paydowns	Discount/ (Premium) Amortization	Impairments	Mark-to- Market Adjustments	December 31, 2008 Estimated Fair Value
	(In millions)
CMBS	$399.4	$(4.2)	$(0.3)	$8.6	$(79.1)	$(266.3)	$58.1
Agency MBS	1,246.7	(1,178.0)	(60.4)	(0.4)	—	(7.9)	—
Non-Agency RMBS	168.4	—	(10.1)	10.4	(62.7)	(91.2)	14.8
Preferred stock	0.7	—	—	—	(1.1)	0.4	0.0

Total	$1,815.2	$(1,182.2)	$(70.8)	$18.6	$(142.9)	$(365.0)	$72.9

      Commercial Real Estate Loan Investments

        At December 31, 2009, our commercial real estate loan investments are reported as held for investment (carried at amortized cost) and held for sale (carried at fair value). Real estate loans that are held for investment are periodically reviewed for impairment. As of December 31, 2009, we reported loans held for sale totaling $5.9 million and loans held for investment totaling $0. During the year ended December 31, 2009, we had loan loss reserves of $6.8 million on our real estate loans held for investment and valuation allowances of $0.8 million on our real estate loans held for sale. Our commercial real estate loan investments as of December 31, 2009 are summarized below. In connection with the repurchase and discharge of our junior subordinated notes in January 2010, we exchanged one mezzanine loan and one whole loan with carrying values of $4.7 million and $1.2 million, respectively, as part of the consideration.

  Mezzanine Loans, Construction Loans and Whole Loans

	Mezzanine Loans(1)			Construction Loans(2)			Whole Loans(3)		Total/ Weighted Average
	Fixed Rate		Floating Rate	Fixed Rate		Floating Rate	Fixed Rate	Floating Rate	Fixed Rate		Floating Rate
	(In millions)
Outstanding Face Amount	$17.4		$—	$14.6		$—	$—	$1.7	$32.0		$1.7
Carrying Value	4.7		—	—		—	—	1.2	4.7		1.2
Amortized Cost	17.4		—	14.6		—	—	1.7	32.0		1.7
Fair Value	4.7		—	—		—	—	1.2	4.7		1.2
Number of Loans	2		—	1		—	—	1	3		1
Number of loans that are delinquent	1		—	1		—	—	—	2		—
Weighted average interest rate	7.32	%(4)	—%	—	%(5)	—%	—%	n/a	7.32	%(6)	n/a
Weighted average spread over LIBOR	n/a		—%	n/a		—%	—%	3.25%	n/a		3.25%

(1)
Mezzanine loans amount excludes $6.4 million of valuation allowance and $6.4 million of loan loss allowance.

(2)
Construction loans amount excludes $14.6 million of loan loss allowance.

(3)
Whole loans amount excludes $0.4 million of valuation allowance.

(4)
One mezzanine loan has been placed on non-accrual status.

(5)
This construction loan has been placed on non-accrual status.

(6)
Excludes 15.00% fixed rate for the mezzanine loan on non-accrual status and 16.00% fixed rate for the construction loan on non-accrual.

      Operating Real Estate

        At December 31, 2009, our commercial real estate portfolio is reported at cost of approximately $221.8 million, net of accumulated depreciation of approximately $17.7 million. The commercial real estate portfolio consists of three high-quality office buildings that are 100% leased on a triple-net basis to JPMorgan Chase. The buildings are financed with long-term fixed-rate mortgage loans.

        The tables below summarize our commercial real estate investments at December 31, 2009, all of which were office properties:

Total
(In millions)
Land	$17.4
Buildings and improvements	222.1

Commercial real estate, at cost	$239.5
Accumulated depreciation	(17.7)

Commercial real estate, net of depreciation	$221.8

Location	Tenant	Year of Lease Expiry(1)	Total Area	Book Value per sq. ft.	Book Value(2)	Mortgage Debt	Net Book Equity
			(000s sq. ft.)		($ in millions)
Houston, Texas	JPMorgan Chase	2021	428.6	$136.5	$58.5	$53.4	$5.1
Arlington, Texas	JPMorgan Chase	2027	171.5	121.9	20.9	20.9	0.0
Phoenix, Arizona	JPMorgan Chase	2021	724.0	201.0	145.5	145.1	0.4

Total			1,324.1	169.9	$224.9	$219.4	$5.5

(1)
Does not assume the exercise of any extension options.

(2)
Book value includes intangible assets and intangible liabilities, but excludes rent-enhancement and straight-line rent receivables.

        During the years ended December 31, 2009, 2008 and 2007, we received $3.4 million, $3.7 million and $1.6 million, respectively, in net cash receipts pursuant to our ownership of our commercial real estate portfolio, as illustrated below:

	Year Ended December 31,
	2009	2008	2007
	(In millions)
Rental revenue	$11.4	$11.1	$7.6
Rent enhancement	3.1	3.4	1.8
Parking garage revenue, net	1.8	2.1	1.6
Mortgage interest expense	(12.4)	(12.5)	(9.1)
Real estate tax	(0.4)	(0.3)	(0.2)
Miscellaneous expenses	(0.1)	(0.1)	(0.1)

Net cash receipts	$3.4	$3.7	$1.6

      Rent Enhancement Receivable, Related Party

        At December 31, 2009, we had rent enhancement receivables from related parties totaling $11.4 million. The rent enhancements were negotiated as part of our purchase of our commercial real estate properties and reflect the below-market nature of the leases on those properties at the time we purchased them. We have pledged these rent enhancement receivables as collateral to the lenders under the mortgages that we used to finance the purchase of our commercial real estate properties. While the affiliates of our Manager that are obligated to make these rent enhancement payments have made all required payments to date, there can be no assurance that they will not default on such payments in the future and the obligors have limited resources against which we could enforce our rights.

      Interest Receivable

        At December 31, 2009, we had interest receivable of approximately $2.0 million relating to our MBS investments.

      Credit Default Swaps, Hedging Instruments and Other Derivative Activities

  Credit Default Swaps

        As of December 31, 2009, we had engaged in credit default swaps, or CDS, which are accounted for as derivatives. CDS are derivative securities that attempt to replicate the credit risk involved with owning a particular unrelated third party security, which we refer to as a reference obligation. We enter into CDS on three types of securities: RMBS, CMBS and the CMBX and ABX indices. Investing in assets through CDS subjects us to additional risks. When we enter into a CDS with respect to an asset, we do not have any legal or beneficial interest in the reference obligation but have only a contractual relationship with the counterparty, typically a broker-dealer or other financial institution, and do not have the benefit of any collateral or other security or remedies that would be available to holders of the reference obligation or the right to receive information regarding the underlying obligors or issuers of the reference obligation. In addition, in the event of insolvency of a CDS counterparty, we would be treated as a general creditor of the counterparty to the extent the counterparty does not post collateral and, therefore, we may be subject to significant counterparty credit risk. As of December 31, 2009, we were party to CDS with one counterparty. CDS are relatively new instruments, the terms of which may contain ambiguous provisions that are subject to interpretation, with consequences that could be adverse to us.

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

        As of December 31, 2009, we were a party to one CDS with a maturity of June 2035 with an aggregate notional par amount (maximum exposure to loss) of $10.0 million. At December 31, 2009, the fair value of our net liability relating to credit default swap contracts was $9.6 million, compared to a net liability of $19.1 million at December 31, 2008, primarily as a result of the occurrence of a credit event on the reference obligation underlying one of our CDS on which we sold protection, which required us to make payments on that CDS in the amount of $10 million during the year ended December 31, 2009. As of December 31, 2009, we had approximately $10.5 million of margin cash posted as collateral on $10.0 million of notional CDS and we were subject to additional potential margin calls totaling $0.4 million.

  Interest Rate Swaps

        As of December 31, 2009, we had engaged in interest rate swaps as a means of mitigating our interest rate risk on forecasted interest expense associated with borrowings for a specified future time period, which is the term of the applicable borrowing. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, a series of payments calculated by applying a fixed rate of interest to a notional amount of principal is exchanged for a stream of payments similarly calculated but using a floating rate of interest. This is a fixed-floating interest rate swap. We hedge our floating rate debt by entering into fixed-floating interest rate swap agreements whereby we swap the floating rate of interest on the liability we are hedging for a fixed rate of interest. An interest rate swap forward is an interest rate swap based on an interest rate to be set at an agreed future date. As of December 31, 2009, we were a party to interest rate swaps with maturities ranging from December 2013 to June 2018 with a notional par amount of approximately $281.0 million. Under the swap agreements in place at December 31, 2009, we receive interest at rates that reset periodically, generally every three months, and pay a rate fixed at the initiation of, and for the life of, the swap agreements.

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

        To comply with the provisions of FASB ASC 820-10-50-9 (previously SFAS 157), we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral posting, thresholds, mutual puts and guarantees. For the year ended December 31, 2009, we recorded $8.9 million into earnings as a gain, which is reflected in realized and unrealized gain (loss) on derivatives on our consolidated statement of operations, relating to our nonperformance risk.

        The current market value of interest rate swaps is heavily dependent on the current market fixed rate, the credit value adjustment for non-performance by our counterparties, the credit value adjustment for our non-performance, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates. As expectations of future floating rates change, the market value of interest rate swaps changes. At December 31, 2009, the fair value of our liability relating to those swaps was $25.3 million.

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

  Liabilities

        Our liabilities as of December 31, 2009 consist of $4.5 million of accounts payable, accrued expenses and interest and dividends payable, $35.4 million of derivative liabilities, $66.8 million of intangible liabilities, $28.9 million in short-term liabilities and $304.6 million in long-term liabilities that are matched to the assets that the liabilities finance. Of our long-term liabilities, $33.6 million is the fair value of the rated notes that were issued in conjunction with our two CDOs. The remainder of the $271.0 million of our long-term liabilities consists of $219.4 million of mortgages payable used to finance our commercial real estate properties and $51.6 million of junior subordinated notes issued to a trust that sold trust preferred securities (the junior subordinated notes were repurchased and discharged in January 2010). During 2009, we reduced the amount of our liabilities, as illustrated in the following table:

		Activity During 2009
Type of Liability	Balance as of December 31, 2008	Net Paydowns	Mark-to- Market Adjustments	Balance as of December 31, 2009
	(In millions)
Collateralized debt obligations	$45.4	$(11.8)	$—	$33.6
Junior subordinated notes(1)	51.6	—	—	51.6
Mortgages payable	219.4	—	—	219.4
Secured revolving credit facility, related party	32.9	(4.0)	—	28.9

Total	$349.3	$(15.8)	$—	$333.5

(1)
Repurchased and discharged in January 2010.

        We previously have entered into repurchase agreements to finance some of our purchases of investment securities and real estate loans. Borrowings under these agreements were secured by our investment securities and real estate loans and bore interest rates that have historically moved in close relationship to LIBOR. As of December 31, 2009, we were not utilizing any of those arrangements, we had no outstanding obligations under repurchase agreements and all collateral pledged against repurchase borrowings had been returned to us.

        At December 31, 2009, we had $51.6 million of junior subordinated notes outstanding. The junior subordinated notes are the sole assets owned by our subsidiary trust, Crystal River Preferred Trust I, and mature in April 2037. We have the right to redeem these notes at par on or after April 2012. Interest is payable quarterly at a fixed rate of 7.68% (ten-year LIBOR plus 2.75%) through April 2012 and thereafter at a floating rate equal to three-month LIBOR plus 2.75%. In January 2010, our junior subordinated notes were repurchased and discharged in exchange for certain of our assets. See note 19 to our consolidated financial statements elsewhere in this Annual Report on form 10-K for more information on that transaction.

        At December 31, 2009, we had $219.4 million of mortgage loans outstanding with a weighted-average borrowing rate of 5.58% that are secured by our commercial properties located in Houston, Texas; Phoenix, Arizona; and Arlington, Texas and by the rent enhancement receivables from affiliates of our Manager relating to those properties. We have guaranteed a portion of this indebtedness to our lenders in respect of the rent enhancement receivables, related party, and the amount of this guarantee decreases each month as payments are made to us in respect of the rent enhancement receivables, related party. The total amount of such indebtedness that we guaranteed as of December 31, 2009 was approximately $9.4 million, and as of March 15, 2010, the total amount of such guarantee had been reduced to approximately $8.6 million.

        At December 31, 2009, we had $28.9 million of borrowings outstanding under our secured revolving credit facility with an affiliate of our Manager. The credit facility provides for borrowings of up to $50.0 million in the aggregate, subject to a borrowing base limitation, and expires in August 2010, unless sooner terminated as provided in the credit agreement. The secured facility bears interest at LIBOR + 2.50%. At December 31, 2009, we had pledged $33.4 million of assets as collateral under this facility and had unused availability of approximately $2.5 million.

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

        Beginning in June 2008, CDO I began to fail certain over-collateralization triggers. During this period of failure, all notes subordinate to the most senior class with a relevant trigger failure will not receive their quarterly interest payments. The money that otherwise would be paid to those classes is used instead to pay down the principal balance of the senior-most outstanding notes. During the year ended December 31, 2009, we received $0 in cash receipts pursuant to our ownership of the Class E notes through the equity of CDO I and $0.5 million was diverted to amortize senior notes issued by CDO I, as illustrated below:

CDO I	Original Par Value	Cash Interest Received	Cash Diverted to Amortize Senior Notes
	(in millions)
Class E Notes	$23.3	$—	$0.4
Class F Notes	25.3	—	0.1
Class G Notes	10.8	—	—
Class H Notes	4.8	—	—
Equity	n/a	—	—

Total		$—	$0.5

        During the year ended December 31, 2009, we received $3.3 million in cash receipts pursuant to our ownership of the Class J notes through the equity of CDO II, as illustrated below, and $1.8 million was diverted to amortize senior notes issued by CDO II:

CDO II	Original Par Value	Cash Interest Received	Cash Diverted to Amortize Senior Notes
	(in millions)
Class J Notes	$10.1	$0.7	$—
Class K Notes	9.8	0.7	—
Equity	n/a	1.9	1.8

Total		$3.3	$1.8

        In September 2009, the trustee of CDO 1 issued a "Notice of Event of Default" to the collateral manager for CDO I because of a failure by CDO I to pay interest on the Class D notes. This event of default entitles noteholders of the senior class of notes, the Class A notes, to direct the trustee to take particular actions with respect to the collateral owned by CDO I and the CDO notes issued by CDO I. The event of default did not trigger a reconsideration event under FASB ASC 810-10-25-39 through 25-41 (previously FIN 46R) and has no impact on our consolidated financial statements during the year ended December 31, 2009.

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

        A summary of the terms of our two CDOs as of December 31, 2009 is set forth below:

($ in thousands)	CDO I		CDO II		Total
Balance Sheet
Assets
Face Amount	$208,961		$388,465		$597,426
Amortized Cost Basis	3,880		21,789		25,669
Fair Value	6,435		29,101		35,536
Debt(1)(2)
Face Amount	132,260		323,002		455,262
Fair Value	5,723		27,894		33,617

Equity	$712		$1,207		$1,919

		Average Rating		Average Rating		Average Rating
Collateral Composition(3)
CMBS	$119,806	CCC-	$388,465	B-	$508,271	CCC+
Prime MBS	55,202	CCC-	—		55,202	CCC-
Sub-Prime MBS	33,953	C-	—		33,953	C-
Cash	—		1,016		1,016

Total	$208,961		$389,481		$598,442

(1)
Excludes the non-investment grade notes and preference shares that we retained.

(2)
The notes issued by CDO II were downgraded in 2010.

(3)
Collateral composition amounts are based on par value, which is the metric used to calculate whether the triggers pass or fail.

	CDO I	CDO II
CDO Overview:
Effective Date	Nov-05	Jan-07
End of Collateral Replacement Period	Dec-08	n/a
Optional Call Date(1)	Jan-09	n/a
Auction Call Date	Dec-13	n/a
Avg. Debt Spread (bps)(2)	58	57
CDO Cash Flow Triggers:
Over Collateralization
Class A/B/C/D
Issue Date	165.88%	n/a
Current	36.55%	n/a
Trigger	153.56%	n/a
Class E
Issue Date	150.42%	n/a
Current	30.82%	n/a
Trigger	142.15%	n/a
Class F
Issue Date	134.87%	n/a
Current	26.27%	n/a
Trigger	128.59%	n/a
Interest Coverage
Class A/B/C/D
Current	(10.21)%	n/a
Trigger	164.06%	n/a
Class E
Current	(8.91)%	n/a
Trigger	142.15%	n/a
Class F
Current	(7.40)%	n/a
Trigger	119.09%	n/a

(1)
In certain circumstances, the CDO issuer has the ability to call the CDO notes, commencing in January 2009.

(2)
Weighted average spread over LIBOR on the investment grade notes that we did not retain.

  Stockholders' Deficit

        Stockholders' deficit at December 31, 2009 was approximately $58.1 million and included $9.2 million of net unrealized and realized losses on interest rate agreements accounted for as cash flow hedges presented as a component of accumulated other comprehensive income (loss), which was offset in part by $2.1 million of net unrealized holdings gains on available-for-sale securities.

Results of Operations for the Year Ended December 31, 2009 compared to the Year Ended December 31, 2008

  Summary

        Our net loss for the year ended December 31, 2009 was $88.3 million, or $3.50 per weighted average basic and diluted share outstanding, compared with a net loss of $307.1 million, or $12.35 per weighted average basic and diluted share outstanding, for the year ended December 31, 2008. Net loss decreased by $218.8 million from 2008 to 2009 for the reasons set forth below.

  Revenues

        The following table sets forth information regarding our revenues:

	Year Ended December 31,		Variance
	2009	2008	Amount	%
	(In millions)
Revenues
Interest and dividend income:
CMBS	$22.3	$50.8	$(28.5)	(56.1)%
Agency MBS	—	16.2	(16.2)	(100.0)
Non-Agency RMBS	5.5	42.4	(36.9)	(87.0)
Real estate loans	1.1	6.6	(5.5)	(83.3)
Other interest and dividend income	0.2	1.2	(1.0)	(83.3)

Total interest and dividend income	29.1	117.2	(88.1)	(75.2)
Rental income, net	21.7	22.2	(0.5)	(2.3)

Total revenues	$50.8	$139.4	$(88.6)	(63.6)%

        Interest income for the year ended December 31, 2009 with respect to CMBS decreased by $28.5 million, or 56.1%, compared to interest income for the year ended December 31, 2008 because of lower non-cash amortization resulting from the adoption of a new accounting principle and lower cash receipts due to interest shortfalls. Interest income with respect to Agency MBS for the year ended December 31, 2009 decreased by $16.2 million, or 100.0%, compared to interest income from Agency MBS for the year ended December 31, 2008 as we divested of those investments in March 2008. Interest income with respect to Non-Agency RMBS for the year ended December 31, 2009 decreased by $36.9 million, or 87.0%, compared to interest income from Non-Agency RMBS for the year ended December 31, 2008 as a result of lower non-cash amortization resulting from the adoption of a new accounting principle and lower cash receipts due to interest shortfalls, in addition to the impact of lower interest rates during 2009. Interest income with respect to real estate loans for the year ended December 31, 2009 decreased $5.5 million, or 83.3%, compared to interest income from real estate loans for the year ended December 31, 2008 because we had fewer investments in that asset class during 2009, a mezzanine loan was placed on non-accrual status and interest rates were lower during 2009. Interest income on real estate loans also was lower in 2009 due to principal paydowns and loan sales totaling $130.7 million in 2008. Other interest and dividend income for the year ended December 31, 2009 decreased $1.0 million, or 83.3%, compared to other interest and dividend income for the year ended December 31, 2008 due to lower interest income earned on restricted cash balances during 2009 and a decrease in dividends from our preferred stock investments during 2009.

        Of the $50.8 million in revenues for the year ended December 31, 2009, $65.9 million was received in cash and $(15.1) million was a non-cash revenue reduction from the amortization of premiums on bonds based on the revised cost values. This is compared to $121.3 million in cash and $18.1 million of non-cash revenue from the accretion of discounts on bonds purchased at prices below their par value for the year ended December 31, 2008.

        Cash flow, and accordingly, interest income, for the subordinate bonds within both our CMBS and Non-Agency RMBS portfolios is expected to trend down in the future as losses are realized in the respective securitizations.

  Expenses

        The following table sets forth information regarding our total expenses:

	Year Ended December 31,		Variance
	2009	2008	Amount	%
	(In millions)
Expenses
Interest expense:
Repurchase agreements—Agency MBS	$—	$11.6	$(11.6)	(100.0)%
Repurchase agreements—other than Agency MBS	—	1.1	(1.1)	(100.0)
Interest rate swap expense (income)	1.3	2.0	(0.7)	(35.0)
CDO notes	5.7	17.7	(12.0)	(67.8)
Senior mortgage-backed notes, related party	—	1.7	(1.7)	(100.0)
Mortgages payable	12.4	12.5	(0.1)	(0.8)
Junior subordinated notes	4.0	4.0	—	0.0
Secured revolving credit facility, related party	0.9	2.7	(1.8)	(66.7)
Amortization of deferred financing costs	0.1	0.2	(0.1)	(50.0)

Total interest expense	24.4	53.5	(29.1)	(54.4)
Management fees and incentive fees, related party	—	1.2	(1.2)	(100.0)
Professional fees	2.9	2.6	0.3	11.5
Depreciation and amortization	12.1	12.1	—	0.0
Insurance expense	1.9	1.7	0.2	11.8
Compensation and directors' fees	0.8	0.5	0.3	60.0
Public company expense	0.5	0.7	(0.2)	(28.6)
Commercial real estate expenses	1.6	1.5	0.1	6.7
Provision for loan loss	7.6	27.1	(19.5)	(72.0)
Other expenses	0.3	1.3	(1.0)	(76.9)

Total expenses	$52.1	$102.2	$(50.1)	(49.0)

        Interest expense relating to repurchase agreements for the year ended December 31, 2009 decreased $12.7 million, or 100.0%, compared to interest expense relating to repurchase agreements for the year ended December 31, 2008 because we did not utilize repurchase agreement financing during 2009. Interest expense relating to CDO notes for the year ended December 31, 2009 decreased $12.0 million, or 67.8%, compared to interest expense relating to CDO notes for the year ended December 31, 2008 as a result of CDO principal repayments during 2008 and 2009 and due to lower interest rates on our floating rate CDO notes in 2009 than in 2008. For the year ended December 31, 2009, interest expense relating to senior mortgage-backed notes, related party, decreased $1.7 million, or 100.0%, compared to interest expense relating to senior mortgage-backed notes, related party, for the year ended December 31, 2008 as a result of the repayment in full of those notes during June and July 2008. For the year ended December 31, 2009, interest expense relating to our secured revolving credit facility, related party, decreased $1.8 million, or 66.7%, compared to interest expense relating to our secured revolving credit facility, related party, for the year ended December 31, 2008 as the outstanding balance under this facility was significantly lower during 2009 and interest rates charged on borrowings under this facility were lower in 2009 than in 2008.

        Expenses for the year ended December 31, 2009 for base management fees, incentive fees and amortization related to restricted stock and options granted to our Manager decreased $1.2 million, or 100%, compared to such expenses for the year ended December 31, 2008 primarily as a result of our $307.1 million net loss in 2008, which has caused our stockholders' equity to be in a deficit position since December 31, 2008. We also incurred a $7.6 million loan loss relating to our real estate loans during the year ended December 31, 2009.

        Our Manager has waived its right to request reimbursement from us of third-party expenses that it incurred through December 31, 2009, which amount we otherwise would have been required to reimburse to our Manager. The management agreement with our Manager, which was negotiated before our business model was implemented, provides that we will reimburse our Manager for certain third party expenses that it incurs on our behalf, including rent and utilities. BIM incurs such costs and did not allocate any such expenses to our Manager from our inception in 2005 through December 31, 2009.

  Other Revenues (Expenses)

        Other expenses for the year ended December 31, 2009 totaled approximately $86.9 million, compared with other expenses of $344.3 million for the year ended December 31, 2008, a decrease of $257.4 million, or 74.8%.

        Other expenses for the year ended December 31, 2009 consisted primarily of:

  •
  $4.1 million of recognized loss relating to net changes in the values of assets and liabilities carried under the fair value option of FASB ASC 825-10-45-1 (previously SFAS 159) (we elected the fair value option under FASB ASC 825-10-45-1 in 2008); and

  •
  a $77.9 million loss on impairment of available-for-sale securities.

        Other expenses for the year ended December 31, 2008 consisted primarily of:

  •
  $70.7 million of realized and unrealized loss on derivatives, primarily as a result of:

  •
  realized and unrealized losses on CDS of $16.5 million;

  •
  realized losses on settlement of interest rate swaps of $21.0 million;

  •
  unrealized losses on hedge ineffectiveness of $10.8 million; and

  •
  unrealized losses on economic hedges undesignated of $22.7 million;

  •
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

        At December 31, 2009 and 2008, we were in compliance with all REIT requirements and, accordingly, have not provided for income tax expense on our REIT taxable income for the year ended December 31, 2009 or for the year ended December 31, 2008. We also have a domestic taxable REIT subsidiary that is subject to tax at regular corporate rates. The deferred tax benefit is attributable to a net operating loss carryforward, primarily generated by the disposition of certain credit default swaps and accrued management fees associated with our investment in a private equity fund that was held in the TRS.

        As of December 31, 2009, we had recorded a $16.0 million valuation allowance on deferred tax assets of $16.0 million attributable to income tax net operating loss carryforward relating to our TRS. The valuation allowance is based on management's estimate that our TRS is not expected to generate sufficient taxable income to recover the deferred tax assets. As of December 31, 2009, we had a net operating loss carryforward of $35.3 million. Almost all of the net operating loss carryforward expires in 2027.

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

        Interest expense relating to repurchase agreements, including with related parties, for the year ended December 31, 2008 decreased $102.7 million, or 89.0%, over 2007 because of lower repurchase agreement borrowings related to Agency MBS as a result of our sale during 2007 and March 2008 of approximately $2.1 billion of Agency MBS. Interest expense relating to CDO notes for the year ended December 31, 2008 decreased $12.0 million, or 40.4%, over 2007 as a result of CDO principal repayments during 2007 and 2008 and due to lower interest rates on our floating rate CDO notes in 2008 than in 2007. Interest income from interest rate swaps for the year ended December 31, 2008 decreased $11.1 million, or 122.0%, over 2007 because interest rates were lower in 2008 than in 2007 and because we had lower notional amount of interest rate swaps in place during 2008. In addition, we are no longer eligible for hedge accounting treatment on our interest rate swaps in our CDO structures due to our election to mark our CDO liabilities to market in accordance with FASB ASC 825-10-45-1 (previously SFAS 159). For the year ended December 31, 2008, interest expense relating to junior subordinated notes and mortgages payable increased $0.9 million, or 29.0%, and $3.4 million, or 37.4%, respectively, over 2007 as we first utilized these financing sources commencing midway through 2007. For the year ended December 31, 2008, interest expense relating to senior mortgage backed notes, related party, decreased $2.3 million, or 57.5%, as a result of the repayment in full of those notes during June 2008 and July 2008. For the year ended December 31, 2008, interest expense relating to our secured revolving credit facility, related party, increased $2.4 million, or 800.0%, as we first utilized this financing source commencing late in 2007. In addition, amortization of deferred financing costs for the year ended December 31, 2008 decreased by $3.2 million, or 94.1%, over 2007 primarily because we recorded to equity as a cumulative effect adjustment all deferred financing costs relating to our CDOs on January 1, 2008 when we elected to mark our CDO liabilities to market under FASB ASC 825-10-45-1.

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

        Other expenses for the year ended December 31, 2008 consisted primarily of $70.7 million of realized and unrealized loss on derivatives, primarily as a result of realized and unrealized losses on CDS of $16.5 million, realized losses on settlement of interest rate swaps of $21.0 million, unrealized losses on hedge ineffectiveness of $10.8 million and unrealized losses on economic hedges undesignated of $22.7 million; $5.2 million of realized net loss on the sale of available-for-sale securities, real estate loans and other investments; $123.7 million of recognized loss relating to net changes in the values of assets and liabilities carried under the fair value option of FASB ASC 825-10-45-1 (we elected the fair value option under FASB ASC 825-10-45-1 in 2008); and a $142.9 million loss on impairment of available-for-sale securities, which was comprised of a $81.1 million impairment relating to CMBS, Non-Agency RMBS and preferred stock investments caused by adverse changes in cash flow assumptions, and a $61.8 million impairment caused by an other than temporary decline in market values due to spread widening.

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

Liquidity and Capital Resources

        We held cash and cash equivalents of approximately $3.3 million at December 31, 2009, which excludes restricted cash of approximately $16.5 million that is used to collateralize our credit default swap and certain other commercial real estate and financing obligations. As of December 31, 2009, we owed $28.9 million to an affiliate of our Manager under our secured revolving credit facility. Unless earlier terminated as provided in the credit agreement, our credit facility terminates on August 31, 2010. If the Merger is not consummated and this facility is not extended and we cannot obtain alternative financing, we do not expect to have sufficient cash on hand or to generate sufficient cash flow from operations to repay such indebtedness. Given the current lack of liquidity in the credit markets and the current economic climate, we expect to have difficulty obtaining alternative financing if our credit facility is not extended and if we cannot obtain alternative financing or extend our credit facility, it increases the risk that we will be unable to continue as a going concern. Our independent registered public accounting firm, Ernst & Young LLP, has issued an opinion on our consolidated financial statements which states that our inability to refinance or extend the maturity of indebtedness maturing in the next 12 months raises substantial doubt about our ability to continue as a going concern.

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

        We held cash and cash equivalents of approximately $3.3 million at December 31, 2009. This excludes the restricted cash balance of approximately $16.5 million, which consists of $10.5 million that is used to collateralize our credit default swap, $3.4 million that serves as collateral for a potential loss contingency for yield maintenance payments related to the sale of 11 of our whole loans to a third party and $2.6 million that collateralizes certain other commercial real estate and financing obligations.

        Our operating activities provided net cash of approximately $17.9 million for the year ended December 31, 2009, which was primarily a result of a net loss of $88.3 million offset by net changes in assets and liabilities carried under the fair value option of FASB ASC 825-10-45-1 (previously SFAS 159) of $4.1 million, non-cash impairment charges relating to available-for-sale securities of $77.9 million, an increase in the provision for loan loss of $7.6 million, amortization of net realized cash flow hedge loss of $1.4 million, accretion of net premium on investment securities and real estate loans of $15.1 million and non-cash depreciation and amortization of $12.1 million. Operating activities also provided net cash from a net increase in accounts payable and accrued expenses and interest payable of $1.3 million. This was offset in part by other non-cash activities, including unrealized gain on derivatives of $12.3 million, amortization of intangible liabilities of $5.5 million, and by a net decrease in other receivables and prepaid expenses and other assets of $1.2 million.

        Our operating activities provided net cash of approximately $39.9 million for the year ended December 31, 2008, which was primarily a result of a net loss of $307.1 million being comprised in part of unrealized loss on derivatives of $64.0 million, net changes in assets and liabilities carried under the fair value option of FASB ASC 825-10-45-01 (previously SFAS 159) of $123.7 million, non-cash impairment charges relating to available-for-sale securities of $142.9 million, provision for loan loss of $27.1 million, non-cash depreciation and amortization of $12.1 million, amortization and write-off of deferred financing costs of $1.1 million and a realized net loss on available-for-sale securities, real estate loans and other investments of $4.8 million. Operating activities provided further net cash from a net decrease in interest receivable of $7.8 million and the receipt of restricted cash from the settlement of swaps of $7.1 million. This was offset in part by other non-cash activities, including accretion of net discount on investment securities and real estate loans of $18.1 million and amortization of intangible liabilities of $5.5 million. The increase in cash was also further offset by a net decrease in accounts payable and accrued liabilities, due to Manager and interest payable of $12.4 million, a net decrease in other receivables, prepaid expenses and other assets of $1.8 million and $10.5 million of net payments on the settlement of derivatives.

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

        Our investing activities provided net cash of $4.9 million for the year ended December 31, 2009 primarily from proceeds from rent enhancement of $3.1 million, principal repayments from investment securities and real estate loans totaling $1.9 million and net receipts of restricted cash from credit default swaps of $10.2 million. This was partially offset by net cash paid to terminate swaps of $10.0 million.

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

        Our financing activities used net cash of $25.7 million for the year ended December 31, 2009 primarily due to dividends paid of $9.9 million, principal repayments of CDOs of $11.8 million and payments on borrowings under our secured revolving credit facility with a related party of $4.0 million.

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

        Our source of funds as of December 31, 2009 consisted of borrowings under our secured revolving credit facility (which had unused availability of $2.5 million as of December 31, 2009), which we used to refinance the acquisition financing of certain of our investments and to provide margin with respect to such borrowings and certain of our derivative transactions. Based on our current investment portfolio and the terms of our secured revolving credit facility, we currently do not expect to be able to borrow additional funds under our secured revolving credit facility, even if necessary to fund our current operations. Increases in short-term interest rates or widening of interest rate spreads could negatively affect the valuation of our mortgage-related assets, which could cause the lender under our secured revolving credit facility (an affiliate of our Manager) to require more collateral to secure its loans to us to the extent that we have any such collateral to pledge. Without additional equity capital, it is unlikely that we would be to able obtain debt financing for investment activity or for any other purpose, including funding our operating expenses.

        For our short-term (one year or less) and long-term liquidity and compliance with collateralization requirements under our secured revolving credit facility (if the pledged collateral decreases in value or in the event of margin calls created by prepayments of the pledged collateral) and our derivatives transactions (if the value of our liability with respect to any such transaction decreases), we also rely on the cash flow from operations, primarily monthly principal and interest payments to be received on our investments, cash flow from the sale of our investments and rental income from our commercial real estate investments.

        As a result of the disposition of our Agency MBS portfolio and the repayment of all of our repurchase agreement financing in 2008, we currently are not exposed to the risk of margin calls on our short-term financings, but as of December 31, 2009, we were exposed to the risk of margin calls totaling $0.4 million with respect to our derivatives transactions.

        Our ability to meet our long-term (greater than one year) liquidity and cash resource requirements in excess of our borrowing capacity will be subject to obtaining additional debt financing and/or equity capital. Such financing will depend on market conditions for capital raises and for the investment of any proceeds. We do not believe that raising equity capital is a viable option for us in light of our financial condition. Without additional capital, we will be unable to resume investment activity and may be unable to confront liquidity problems as our debt obligations begin to mature and if we cannot obtain alternative financing or extend the maturity of these debt obligations, it increases the risk that we are unable to continue as a going concern. Upon liquidation, holders of our debt securities and shares of preferred stock, if any, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. In addition, as discussed above, if delinquency trends continue to rise, our revenue will continue to be adversely impacted as well.

        In November 2009, our board of directors announced that it had elected to suspend the quarterly dividend to holders of shares of our common stock to preserve liquidity in consideration of the large increase in the delinquency rate on our CMBS portfolio and the resulting uncertainty regarding our operating cash flows. Based on our current forecasts, we would not be required to make any distributions in 2010 in order to maintain our REIT status through 2010. The elimination of the common dividend for the remainder of 2009, assuming the same $0.10 quarterly dividend per share that was paid in October 2009, equated to approximately $2.5 million in cash flow savings each quarter. Our board of directors will continue to evaluate our dividend policy in light of our portfolio performance and relevant provisions of the Internal Revenue Code; however, we are prohibited under the Merger Agreement from paying dividends at the present time.

        In March 2007, our unconsolidated statutory trust, Crystal River Preferred Trust I, issued $50.0 million of trust preferred securities to a third party investor. The trust preferred securities have a 30-year term, maturing in April 2037, are redeemable at par on or after April 2012 and pay interest at a fixed rate of 7.68% for the first five years ending April 2012, and thereafter, at a floating rate of three month LIBOR plus 2.75%. These trust preferred securities were repurchased and discharged in full in January 2010.

  Off-Balance Sheet Arrangements

        As of December 31, 2009, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special-purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2009, we had no outstanding commitment to fund real estate loans.

  Contractual Obligations and Commitments

        As of March 15, 2005, we had entered into a management agreement with our Manager. Our Manager is entitled to receive a base management fee, incentive compensation, reimbursement of certain expenses and, in certain circumstances, a termination fee, all as described in the management agreement. During 2008, we and our Manager agreed that our base management fee would be paid in shares of our common stock, instead of cash. See "—Related Party Transactions." Such fees and expenses do not have fixed and determinable payments and therefore have not been included in the table below.

        During the year ended December 31, 2009, we did not make any advances to fund real estate loans and as of December 31, 2009, we had no outstanding commitment to fund real estate loans. See Note 10 to our consolidated financial statements included elsewhere herein. During the first quarter of 2008, we sold our investment in private equity funds and were released from our capital commitment related to that investment.

        In June and July 2008, we sold 13 whole loans to a third party. See Note 5 to our consolidated financial statements included elsewhere herein. In connection with the sale of 11 of those loans, we entered into a yield maintenance agreement that serves to protect the buyer against potential prepayments of those 11 whole loans. In accordance with the agreement, we deposited $4.1 million into a restricted trust account to serve as collateral for the potential loss contingency. The agreement provides for the quarterly release to either the buyer or us of a proportionate share of the collateral contingent on any prepayments of the 11 whole loans. Our maximum loss contingency under this agreement at the time of sale totaled $4.1 million. The initial accrued loss contingency was recorded as additional realized loss on the sale of real estate loans in our statement of operations during 2008. As of December 31, 2009, we accrued a loss contingency totaling $0.1 million (compared to our maximum exposure to loss of $3.2 million as of such date) based on assumptions developed by management relating to the timing and value of expected prepayments on the 11 loans.

        The table below sets forth information about our contractual obligations as of December 31, 2009. In addition to the amounts set forth in the table, we also are subject to interest rate swaps for which we cannot estimate future payments due.

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(In thousands)
Contractual Debt Obligations
Collateralized debt obligations(1)	$455,262	$—	$—	$—	$455,262
Junior subordinated notes(2)	51,550	—	—	—	51,550
Mortgage payable	219,380	40	506	574	218,260
Secured revolving credit facility, related party(3)	28,920	28,920	—	—	—
Operating Lease Obligations
Houston ground lease	1,627	25	50	50	1,502

Total	$756,739	$28,985	$556	$624	$726,574

(1)
Amount is based on unpaid principal balance. As of December 31, 2009, the difference between fair value and unpaid principal balance is $421,645.

(2)
In January 2010, we repurchased and discharged this indebtedness.

(3)
See "—Related Party Transactions" below.

        Our secured revolving credit facility contains covenants, including maintaining our REIT status. As of December 31, 2009, we were in compliance with all of the covenants under the credit facility.

REIT Taxable Income

        In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our REIT taxable income (which includes net short-term capital gains) on an annual basis. This requirement could adversely affect our liquidity and capital resources. Under the Merger Agreement with Brookfield, we are prohibited from paying any dividends without Brookfield's consent.

        REIT taxable income is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles GAAP net loss to estimated REIT taxable income for the years ended December 31, 2009, December 31, 2008 and December 31, 2007:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
	(In thousands)
GAAP net loss	$(88,280)	$(307,092)	$(345,878)
Adjustments to GAAP net loss:
Net loss of our Taxable REIT Subsidiary	9	488	35,467
Share based compensation	176	(69)	414
Net tax adjustments related to interest income	21,673	(12,749)	2,840
Book derivative loss in excess of tax loss (income in excess of tax income)	(8,124)	18,267	40,691
Deductible REMIC losses	(132,789)	(5,044)	—
Capital loss limitation	15,322	36,350	9,056
Impairment losses not deductible for tax purposes	77,947	142,916	317,931
Net change in assets and liabilities valued under fair value option	4,085	123,708	—
Loan loss allowances not deductible for tax purposes	6,781	27,973	4,500
GAAP/tax difference on rent escalation and lease amortization	(1,319)	(1,542)	(996)
Other	—	(89)	691

Net adjustments to GAAP net loss	(16,239)	330,209	410,594

REIT taxable income (loss)	$(104,519)	$23,117	$64,716

        We believe that the presentation of our REIT taxable income is useful to investors because it demonstrates to investors the minimum amount of distributions we must make in order to maintain our qualification as a REIT and not be obligated to pay federal and state income taxes. However, we do not expect that the amount of distributions we make will necessarily correlate to our REIT taxable income as under the merger agreement with Brookfield, we are prohibited from making distributions to our stockholders without the consent of Brookfield. REIT taxable income will not necessarily bear any close relation to cash flow. Accordingly, we do not consider REIT taxable income to be a reliable measure of our liquidity although the related distribution requirement can impact our liquidity and capital resources. Moreover, there are limitations associated with REIT taxable income as a measure of our financial performance over any period. As a result, REIT taxable income should not be considered as a substitute for our GAAP net income as a measure of our financial performance.

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

        As of December 31, 2009, the primary component of our market risk was interest rate risk, as described below. Although we do not seek to avoid risk completely, we do believe the risk can be quantified from historical experience and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

        Interest Rate Risk—We are subject to interest rate risk in connection with most of our investments and our related debt obligations, which generally are linked to LIBOR. We mitigate this risk through utilization of derivative contracts, primarily interest rate swap agreements. With respect to our commercial real estate investments, we manage interest rate risk through the use of fixed-rate mortgage loans.

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

        On December 31, 2009, we were party to two interest rate swap contracts. The following table summarizes the expiration dates of these contracts and their notional amounts (in thousands):

Expiration Date	Notional Amount
2013	$40,493
2018	240,467

Total	$280,960

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

        Hybrid Adjustable-Rate Agency MBS Interest Rate Cap Risk—We have in the past also invested in hybrid adjustable-rate Agency MBS, which are based on mortgages that typically are subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security's interest yield may change during any given period. However, our borrowing costs pursuant to repurchase agreements that we have historically used to finance our Agency MBS generally are not subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our hybrid adjustable-rate Agency MBS would effectively be limited by caps. This problem will be magnified to the extent we acquire hybrid adjustable-rate Agency MBS that are not based on mortgages that are fully indexed. In addition, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on our hybrid adjustable-rate Agency MBS than we need in order to pay the interest cost on our related borrowings. These factors could lower our net investment income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

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

        All loans are subject to a certain probability of default. We have underwritten our CMBS and RMBS investments assuming the underlying loans will suffer a certain dollar amount of defaults and the defaults will lead to some level of realized losses. Loss adjusted yields are computed based on these assumptions and applied to each class of security supported by the cash flow on the underlying loans. The most significant variables affecting loss adjusted yields include, but are not limited to, the number of defaults, the severity of loss that occurs subsequent to a default and the timing of the actual loss. The different rating levels of CMBS will react differently to changes in these assumptions. The lowest rated securities generally are more sensitive to changes in timing of actual losses. The higher rated securities are more sensitive to the severity of losses.

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

        We also have invested in commercial real estate loans, primarily mezzanine loans, bridge loans, A Notes, B Notes, loans to real estate companies, whole mortgage loans, first mortgage participations and net leased real estate. We have also invested in residential mortgages and related securities. These investments will be subject to credit risk. The extent of our credit risk exposure will be dependent on risks associated with commercial and residential real estate. Property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event a borrower's net operating income decreases, the borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses. When we underwrite the origination of a commercial real estate loan, we do not underwrite to an expected loss; when we underwrite the purchase of a commercial real estate loan, we may underwrite to an expected loss based on the price of the loan.

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

        The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive investments, CDO liabilities, senior mortgage-backed notes, mortgages payable, junior subordinated notes, secured revolving credit facility indebtedness and swaps, at December 31, 2009, assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points
	(Dollars in thousands)
Mortgage assets and other investment securities(1)
Fair value	$43,962	$42,826	$42,246
Change in fair value	$1,136	—	$(580)
Change as a percent of fair value	2.65%	—	(1.35)%
Real estate loans, including real estate loans held for sale
Fair value	$6,087	$5,903	$5,720
Change in fair value	$184	—	$(183)
Change as a percent of fair value	3.12%	—	(3.10)%
Other assets(2)
Fair value	$243	$243	$243
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
CDO liabilities
Fair value	$(33,617)	$(33,617)	$(33,617)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Mortgages payable
Fair value	$(155,565)	$(147,873)	$(140,182)
Change in fair value	$(7,692)	—	$7,691
Change as a percent of fair value	5.20%	—	(5.20)%
Junior subordinated notes
Fair value	$(8,409)	$(8,087)	$(7,907)
Change in fair value	$(322)	—	$180
Change as a percent of fair value	3.98%	—	(2.23)%
Secured revolving credit facility, related party
Fair value	$(28,631)	$(28,631)	$(28,631)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Undesignated interest rate swaps
Fair value	$(26,554)	$(25,308)	$(24,161)
Change in fair value	$(1,246)	—	$1,147
Change as a percent of notional value	(0.44)%	—	0.41%
Credit default swaps
Fair value	$(9,824)	$(9,628)	$(9,447)
Change in fair value	$(196)	—	$181
Change as a percent of notional value	(1.96)%	—	1.81%

(1)
The fair value of all of our investment securities is included.
(2)
The fair value of our other investment securities that are sensitive to interest rate changes is included.

n/m = not meaningful

        The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive investments, CDO liabilities, senior mortgage-backed notes, mortgages payable, junior subordinated notes, secured revolving credit facility indebtedness and swaps, at December 31, 2008, assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points
	(Dollars in thousands)
Mortgage assets and other investment securities(1)
Fair value	$73,945	$72,916	$71,483
Change in fair value	$1,029	—	$(1,433)
Change as a percent of fair value	1.41%	—	(1.97)%
Real estate loans, including real estate loans held for sale
Fair value	$13,885	$13,578	$13,383
Change in fair value	$307	—	$(195)
Change as a percent of fair value	2.26%	—	(1.44)%
Other assets(2)
Fair value	$297	$297	$297
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
CDO liabilities
Fair value	$(45,429)	$(45,429)	$(45,429)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Mortgages payable
Fair value	$(134,921)	$(128,235)	$(121,550)
Change in fair value	$(6,686)	—	$6,685
Change as a percent of fair value	5.21%	—	(5.21)%
Junior subordinated notes
Fair value	$(10,210)	$(9,865)	$(9,519)
Change in fair value	$(345)	—	$346
Change as a percent of fair value	3.50%	—	(3.50)%
Secured revolving credit facility, related party
Fair value	$(32,112)	$(32,112)	$(32,112)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Undesignated interest rate swaps
Fair value	$(42,206)	$(37,659)	$(34,061)
Change in fair value	$(4,547)	—	$3,598
Change as a percent of notional value	(1.60)%	—	1.26%
Credit default swaps
Fair value	$(19,150)	$(19,140)	$(19,130)
Change in fair value	$(10)	—	$10
Change as a percent of notional value	(0.05)%	—	0.05%

(1)
The fair value of all of our investment securities is included.
(2)
The fair value of our other investment securities that are sensitive to interest rate changes is included.

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

        Currency Risk—From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. Changes in currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. We attempt to mitigate this impact by utilizing currency swaps on our foreign currency-denominated investments or foreign currency forward commitments to hedge the net exposure. As of December 31, 2009 and December 31, 2008, we held no investments denominated in foreign currency and accordingly, we were not exposed to foreign currency exchange risk.

Related Party Transactions

        Please refer to the discussion under "—Recent Developments—Possible Acquisition of Crystal River" for a discussion of the merger agreement we have entered into with Brookfield and to the discussion under "—Recent Developments—Binding Letter of Intent for Asset Sale" for a discussion of the letter of intent that we signed with respect to the sale of certain of our CMBS and collateral manager appointment rights to affiliates of our Manager.

        We have entered into a management agreement, as amended (the "Agreement"), with our Manager. The current term of the Agreement expires in December 2010, and the Agreement will be automatically renewed for a one-year term each December 31 thereafter unless we or our Manager terminate the Agreement. The Agreement provides that our Manager will provide us with investment management services and certain administrative services and will perform our day-to-day operations. The monthly base management fee for such services is equal to 1.5% of one-twelfth of our equity, as defined in the Agreement, payable in arrears. We paid the base management fee for the year ended December 31, 2008 in shares of our common stock, rather than in cash. In May 2008, we issued 68,338 shares of our common stock to our Manager in respect of the base management fee for the quarter ended March 31, 2008 at a price per share of $10.15; in August 2008, we issued 99,998 shares of our common stock to our Manager in respect of the base management fee for the quarter ended June 30, 2008 at a price per share of $4.18; and in November 2008, we issued 29,969 shares of our common stock to our Manager in respect of the base management fee for the quarter ended September 30, 2008 at a price per share of $1.93.

        In addition, under the Agreement, our Manager earns a quarterly incentive fee equal to 25% of the amount by which the quarterly net income per share, as defined in the Agreement (which principally excludes the effect of stock compensation and the unrealized change in derivatives), exceeds an amount equal to the product of the weighted average of the price per share of the common stock we issued in our March 2005 private offering and in our August 2006 initial public offering and the price per share of common stock in any subsequent offerings by us, multiplied by the higher of (i) 2.4375% or (ii) 25% of the then applicable 10 year Treasury note rate plus 0.50%, multiplied by the then weighted average number of outstanding shares for the quarter. The incentive fee is paid quarterly. The Agreement provides that 10% of the incentive management fee is to be paid in shares of our common stock (providing that such payment does not result in our Manager owning directly or indirectly more than 9.8% of our issued and outstanding common stock) and the balance is to be paid in cash. Our Manager may, at its sole discretion, elect to receive a greater percentage of its incentive management fee in shares of our common stock. The incentive management fees included in our consolidated statements of operations that were incurred during the years ended December 31, 2009, 2008 and 2007 were $0, $0 and $0.1 million, respectively.

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

        We issued to our Manager 84,000 shares of our restricted common stock and granted options to purchase 126,000 shares of our common stock for a 10 year period at a price of $25 per share in March 2005. We issued to certain of our directors a total of 2,000 shares of restricted stock in May 2007, 2,000 shares of restricted stock in June 2008 and 4,000 shares of restricted stock in June 2009, all of which vest on the first anniversary of the date of issuance. For the years ended December 31, 2009, 2008 and 2007, the base management fee expense was $0, $1.3 million and $5.8 million, respectively. Included in the management fee expense for the years ended December 31, 2009, 2008 and 2007 was $0, $0 and $0.6 million, respectively, of amortization of stock-based compensation related to restricted stock and options granted.

        The Agreement provides that we are required to reimburse our Manager for certain expenses incurred by our Manager on our behalf provided that such costs and reimbursements are no greater than that which would be paid to outside professionals or consultants on an arm's length basis. For the years ended December 31, 2009, 2008 and 2007, we were not charged any reimbursable costs by our Manager.

        In January 2007, we purchased a $28.5 million investment in BREF One, LLC, which we refer to as the Fund, a real estate finance fund sponsored by Brookfield, the indirect parent of our Manager, and managed by a Brookfield subsidiary, and incurred a $10.4 million unfunded capital commitment to the Fund. The acquisition was made from two subsidiaries of Brookfield. During the first quarter of 2008, we sold our interest in the Fund to an affiliate of our Manager at its carrying value of $35.7 million and we were released from our unfunded capital commitment to the Fund. During the year ended December 31, 2008, we had less than $0.1 million of equity losses from our investment in the Fund and during the year ended December 31, 2007, we had $2.6 million of equity income from our investment in the Fund.

        In February 2007, we entered into a sale and purchase agreement with BREOF BNK Fannin LP and BREOF BNK Phoenix LLC, two subsidiaries of a real estate opportunity fund sponsored by Brookfield and managed by a Brookfield subsidiary, to acquire two commercial properties as described in Note 6 to our financial statements for a total value of $234.7 million. We paid the purchase price for the properties with the proceeds from a $198.5 million mortgage loan from an external lender that bears interest at an annual fixed rate of 5.509% and matures on April 1, 2017 and with available cash. In addition to the sale and purchase agreement, we entered into rent enhancement agreements with BREOF BNK Fannin LP and BREOF BNK Phoenix LLC under which we will receive monthly rent enhancement payments through 2015 totaling $15.9 million.

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

        In August 2007, we entered into a $100.0 million unsecured 364-day credit facility with Brookfield US Corporation, an affiliate of our Manager. Under the terms of the credit facility, if our current manager, Crystal River Capital Advisors, LLC, or another wholly owned subsidiary of Brookfield Asset Management Inc. is not acting as our manager, then Brookfield US Corporation may accelerate all amounts due under our revolving credit facility. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100.0 million in the aggregate and to reduce the interest rate to LIBOR + 2.50%. On March 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth and to eliminate the financial covenants relating to minimum net income (as defined in the facility), compliance with a maximum leverage ratio and compliance with an interest rate sensitivity requirement. On August 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of June 30, 2008, to revise the financial covenant relating to minimum net worth. On February 26, 2009, we and Brookfield US Corporation amended the terms of the facility to extend the term of the facility from May 2009 to May 2010, to lower the borrowing capacity under the facility from $100.0 million to $50.0 million and, effective as of December 31, 2008, to delete the financial covenant relating to minimum net worth. On February 23, 2010, we and Brookfield US Corporation amended the terms of the facility to extend the term of the facility from May 2010 to August 31, 2010 unless sooner terminated as provided in the credit agreement. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendments were approved by the independent members of our board of directors. As of December 31, 2009, we owed $28.9 million under this facility, we had pledged MBS, real estate loans and a portion of the equity in our commercial real estate investments with an aggregate carrying value of $33.4 million to secure the $28.9 million of borrowings outstanding at such date and we had $2.5 million of unused availability under this facility. The credit agreement contains customary representations, warranties and covenants, including covenants requiring us to maintain our REIT status and limiting dividends, liens, mergers, asset sales and other fundamental changes. As of December 31, 2009, we were in compliance with all of the covenants under the credit agreement.

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

        We and our Manager have entered into sub-advisory agreements with other affiliated entities and the fees payable under such agreements will be paid from any management fees earned by our Manager. In addition, certain of these affiliated sub-advisory entities introduced investments to us for purchase that we acquired for a total of $289.0 million and $21.4 million during the year ended December 31, 2007; our affiliated sub-advisory entities did not introduce any investments to us that we acquired during the years ended December 31, 2009 or December 31, 2008. The purchase price of three commercial real estate properties that we purchased in March 2007 and September 2007 from an affiliate of our Manager, at a total cost of approximately $260.5 million, were determined as part of a competitive bid process, and the purchase price of our investment in a private equity fund managed by an affiliate of our Manager, at a total initial cost of approximately $28.5 million, was acquired at its book value assuming hypothetical liquidation. All such acquisitions were approved in advance by the independent members of our board of directors.

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

Item 8.    Financial Statements and Supplementary Data.

        The financial statements required by this item and the reports of the independent registered public accounting firm thereon appear on pages F-2 to F-80 and S-1 to S-5. See accompanying Index to the Consolidated Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 19 to the consolidated financial statements.

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

Management's Annual Report on Internal Control over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2009.

Attestation Report of Registered Public Accounting Firm

        Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting and issued an attestation report on our internal control over financial reporting. Ernst & Young's report appears on page F-4 of this Form 10-K.

Changes in Internal Controls

        There have been no significant changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

        In accordance with General Instruction G.(3) of Form 10-K certain information required by this Part III will either be incorporated into this Form 10-K by reference to our definitive proxy statement (our "2010 Proxy Statement") for our 2010 Annual Meeting of Stockholders filed within 120 days after December 31, 2009 or will be included in an amendment to this Form 10-K filed within 120 days after December 31, 2009. To the extent such information is included in our 2010 Proxy Statement within 120 days after December 31, 2010, it is expected to be incorporated by reference to the sections of our 2010 Proxy Statement specified below.

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information appearing in our 2010 Proxy Statement under the following headings is incorporated herein by reference:

  •
  "Proposal 1—Election of Directors;" and

  •
  "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.    Executive Compensation.

        The information appearing in our 2010 Proxy Statement under the following headings is incorporated herein by reference:

  •
  "Proposal 1—Election of Directors—Compensation Committee Interlocks and Insider Participation;"

  •
  "Compensation Committee Report;"

  •
  "Compensation Discussion and Analysis;" and

  •
  "Executive and Director Compensation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information appearing in our 2010 Proxy Statement under the following heading is incorporated herein by reference:

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information appearing in our 2010 Proxy Statement under the following headings is incorporated herein by reference:

  •
  "Proposal 1—Election of Directors;" and

  •
  "Transactions with Related Parties and Certain Control Persons."

Item 14.    Principal Accounting Fees and Services.

        The information appearing in our 2010 Proxy Statement under the following heading is incorporated herein by reference:

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

CRYSTAL RIVER CAPITAL, INC.

March 26, 2010	/s/ RODMAN L. DRAKE
Date	Rodman L. Drake
Chairman of the Board President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 26, 2010	/s/ RODMAN L. DRAKE
Date	Rodman L. Drake
Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)

March 26, 2010	/s/ CRAIG J. LAURIE
Date	Craig J. Laurie
Director Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

March 26, 2010	/s/ JANET GRAHAM
Date	Janet Graham, Director

March 26, 2010	/s/ HARALD HANSEN
Date	Harald Hansen, Director

March 26, 2010	/s/ WILLIAM F. PAULSEN
Date	William F. Paulsen, Director

March 26, 2010	/s/ LOUIS P. SALVATORE
Date	Louis P. Salvatore, Director

EXHIBIT INDEX

Exhibit Number		Description
2.1		Agreement and Plan of Merger, dated as of February 23, 2010, by and among Brookfield Asset Management Inc., B Acquisition Sub Inc., and Crystal River Capital, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-32958) filed on February 24, 2010 and incorporated herein by reference).
3.1
Articles of Amendment and Restatement of Crystal River Capital, Inc. (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K (File No. 001-32958) filed on March 30, 2007 and incorporated herein by reference).
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
10.1	(c)
Sub-Advisory Agreement, dated as of March 3, 2009, among Crystal River Capital, Inc., Hyperion Brookfield Crystal River Capital Advisors, LLC and Hyperion Brookfield Asset Management, Inc. (filed as Exhibit 10.1(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-32958) filed on March 3, 2009 and incorporated herein by reference)
10.2	(a)†
Crystal River Capital, Inc. 2005 Long Term Incentive Plan, as amended (filed as Exhibit 10.3(a) to the Company's Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-130256) filed on July 13, 2006 and incorporated herein by reference).
10.2	(b)†
Form of Restricted Stock Award Agreement (filed as Exhibit 10.3(b) to the Company's Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-130256) filed on July 13, 2006 and incorporated herein by reference).
10.2	(c)†
Form of Stock Option Agreement (filed as Exhibit 10.3(c) to the Company's Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-130256) filed on July 13, 2006 and incorporated herein by reference).
10.2	(d)†
Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.3(d) to the Company's Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-130256) filed on July 13, 2006 and incorporated herein by reference).

Exhibit Number		Description
10.2	(e)†	Compensation arrangements with directors (incorporated herein by reference to the information under the caption "EXECUTIVE AND DIRECTOR COMPENSATON—Compensation of Directors" in the Company's Definitive Schedule 14A filed on April 28, 2009).
10.3	(a)
Amended and Restated Revolving Credit Agreement between Brascan (US) Corporation, as Lender, and Crystal River Capital, Inc., as Borrower, dated as of November 8, 2007 (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K (File No. 001-32958) filed on November 14, 2007 and incorporated herein by reference).
10.3	(b)
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
10.3	(c)
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
10.3	(d)
Third Amendment to Amended and Restated Revolving Credit Agreement between Brookfield US Corporation (f/k/a Brascan (US) Corporation), as Lender, and Crystal River Capital, Inc., as Borrower, dated as of February 26, 2009 (filed as Exhibit 10.4(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-32958) filed on March 3, 2009 and incorporated herein by reference).
10.3	(e)
Fourth Amendment to Amended and Restated Revolving Credit Agreement by and between Brookfield US Corporation and Crystal River Capital, Inc., dated as of February 23, 2010 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32958) filed on February 24, 2010 and incorporated herein by reference).
10.4	*	Exchange Agreement, dated as of January 29, 2010, by and among Crystal River Capital, Inc., Taberna Preferred Funding VIII, Ltd. and Taberna Preferred Funding IX, Ltd.
11.1
Statements regarding Computation of Earnings per Share (data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 15 to the consolidated financial statements contained in this report).
21.1	*	Subsidiaries of Crystal River Capital, Inc.
23.1	*	Consent of Ernst & Young LLP.
31.1	*	Certification of Rodman L. Drake, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Craig J. Laurie, Treasurer and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Rodman L. Drake, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description
32.2	*	Certification of Craig J. Laurie, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

        The Audit Committee of the Board of Directors, which oversees Crystal River Capital, Inc.'s financial reporting process on behalf of the Board of Directors, is composed entirely of independent directors (as defined by the Nasdaq Marketplace Rules). The Audit Committee meets periodically with management, the independent accountants, and the internal auditors to review matters relating to the Company's financial statements and financial reporting process, annual financial statement audit, engagement of independent accountants, internal audit function, system of internal controls, and legal compliance and ethics programs as established by Crystal River Capital, Inc.'s management and the Board of Directors. The internal auditors and the independent registered public accounting firm periodically meet alone with the Audit Committee and have access to the Audit Committee at any time.

Dated: March 26, 2010

Rodman L. Drake President and Chief Executive Officer	Craig J. Laurie Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Crystal River Capital, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Crystal River Capital, Inc. and Subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index as Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company's inability to refinance or extend the maturity of indebtedness maturing in the next 12 months raises substantial doubt about its ability to continue as a going concern. Management's plans as to this matter also are described in Note 2. The 2009 consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of this uncertainty.

        Also as discussed in Note 2 to the consolidated financial statements, in 2009 the Company adopted Financial Accounting Standards Board ("FASB") Staff Position Financial Accounting Standard ("FAS") 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (codified in FASB Accounting Standard Codification ("ASC") 320, Investments—Debt and Equity Securities) and in 2008 the Company adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (codified in FASB ASC 825, Financial Instruments).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Crystal River Capital, Inc. and Subsidiaries

        We have audited Crystal River Capital, Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Crystal River Capital, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 24, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 24, 2010

Crystal River Capital, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2009	2008
ASSETS:
Investment securities, at fair value
Commercial MBS:
Available-for-sale	$5,227	$14,317
Held-for-trading	32,886	43,776
Non-Agency Residential MBS:
Available-for-sale	2,091	7,298
Held-for-trading	2,622	7,525
Real estate loans	—	9,034
Real estate loans held for sale	5,903	5,058
Commercial real estate, net	221,754	228,259
Other investments	1,550	1,550
Intangible assets	69,908	75,541
Cash and cash equivalents	3,336	6,239
Restricted cash	16,489	26,107
Receivables:
Principal paydown	8	10
Interest	2,049	4,152
Rent enhancement receivables, related party	11,439	13,828
Other receivables	4,188	3,135
Prepaid expenses and other assets	1,046	939
Deferred financing costs, net	1,457	1,533

Total Assets	$381,953	$448,301

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Liabilities:
Accounts payable and accrued expenses	$2,836	$2,652
Dividends payable	—	2,511
Intangible liabilities	66,785	72,265
Collateralized debt obligations, at fair value	33,617	45,429
Junior subordinated notes	51,550	51,550
Mortgages payable	219,380	219,380
Secured revolving credit facility, related party	28,920	32,920
Interest payable	1,614	1,357
Derivative liabilities	35,378	57,646

Total Liabilities	440,080	485,710

Commitments and Contingencies
Stockholders' Deficit:
Preferred Stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized, 24,909,256 and 24,905,252 shares issued and outstanding at December 31, 2009 and 2008, respectively	25	25
Additional paid-in capital	564,832	564,560
Accumulated other comprehensive loss	(7,087)	(9,815)
Accumulated deficit	(615,897)	(592,179)

Total Stockholders' Deficit	(58,127)	(37,409)

Total Liabilities and Stockholders' Deficit	$381,953	$448,301

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Revenues:
Interest and dividend income:
Interest income—investment securities	$27,848	$109,453	$194,130
Interest income—real estate loans	1,144	6,567	17,080
Other interest and dividend income	132	1,196	8,709

Total interest and dividend income	29,124	117,216	219,919
Rental income, net	21,671	22,225	16,210

Total revenues	50,795	139,441	236,129

Expenses:
Interest expense	24,443	53,543	156,797
Management fees, related party	—	1,226	6,378
Professional fees	2,919	2,681	3,904
Depreciation and amortization	12,088	12,088	8,948
Incentive fees	—	—	124
Insurance expense	1,883	1,662	936
Compensation and directors' fees	834	451	695
Public company expense	482	668	522
Commercial real estate expenses	1,590	1,541	1,011
Provision for loss on real estate loans	7,571	27,073	4,500
Other expenses	327	1,285	700

Total expenses	52,137	102,218	184,515

Income (loss) before other revenues (expenses)	(1,342)	37,223	51,614
Other revenues (expenses):
Realized net gain (loss) on sale of available-for-sale securities, real estate loans and other investments	790	(5,166)	(1,698)
Realized and unrealized loss on derivatives	(412)	(70,679)	(84,951)
Total other-than-temporary impairments on available-for-sale securities	(10,860)	(142,916)	(317,931)
Portion of other-than-temporary impairments recognized in other comprehensive income	(67,087)	—	—
Net change in assets and liabilities valued under fair value option	(4,085)	(123,708)	—
Foreign currency exchange gain	—	—	4,292
Income (loss) from equity investments	—	(40)	2,610
Other	(5,284)	(1,806)	186

Total other expenses	(86,938)	(344,315)	(397,492)

Net loss	$(88,280)	$(307,092)	$(345,878)

Per share information:
Net loss per share of common stock:
Basic	$(3.50)	$(12.35)	$(13.86)

Diluted	$(3.50)	$(12.35)	$(13.86)

Dividends declared per share of common stock	$0.30	$1.18	$2.72

Weighted average shares of common stock outstanding:
Basic	25,211,260	24,866,206	24,962,708

Diluted	25,211,260	24,866,206	24,962,708

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share data)

	Common Stock
				Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Total	Comprehensive Income (Loss)
Balance at December 31, 2006	25,021,800	$25	$566,285	$13,212	$(23,208)	$556,314
Net loss					(345,878)	(345,878)	$(345,878)
Net unrealized holdings gain on available-for-sale securities				6,176		6,176	6,176
Unrealized loss on cash flow hedges				(29,499)		(29,499)	(29,499)
Deferred loss on settled cash flow hedges				(3,143)		(3,143)	(3,143)
Amortization of net realized gains on cash flow hedges				(2,227)		(2,227)	(2,227)

Comprehensive loss							$(374,571)

Dividends declared on common stock					(67,796)	(67,796)
Dividends on deferred stock units			66			66
Offering costs			(50)			(50)
Stock repurchases	(299,300)		(4,523)			(4,523)
Issuance (forfeiture) of stock based compensation:						—
Forfeiture of restricted stock	(20,000)					—
Issuance of restricted stock	2,000					—
Issuance of common stock to manager	445		12			12
Amortization of stock based compensation			1,140			1,140

Balance at December 31, 2007	24,704,945	$25	$562,930	$(15,481)	$(436,882)	$110,592
Cumulative effect of the adoption of FASB ASC 825-10-45-01				(1,670)	181,092	179,422
Net loss					(307,092)	(307,092)	$(307,092)
Realization of deferred unrealized gains on available-for-sale securities				(7,344)		(7,344)	(7,344)
Realization of deferred unrealized losses on cash flow hedges				13,181		13,181	13,181
Amortization of net realized losses on cash flow hedges				1,499		1,499	1,499

Comprehensive loss							$(299,756)

Dividends declared on common stock and deferred stock units					(29,297)	(29,297)
Shares issued for dividend reinvestment	2					—
Issuance of stock in lieu of cash for management fee	198,305		1,170			1,170
Issuance of stock based compensation:
Issuance of restricted stock	2,000		11			11
Issuance of deferred stock units			122			122
Amortization of stock based compensation			327			327

Balance at December 31, 2008	24,905,252	$25	$564,560	$(9,815)	$(592,179)	$(37,409)
Cumulative effect of the adoption of FASB ASC 320-10-65-1				(72,126)	72,126	—	$(72,126)
Net loss					(88,280)	(88,280)	(88,280)
Net change in available-for-sale securities				73,485		73,485	73,485
Amortization of net realized losses on cash flow hedges				1,369		1,369	1,369

Comprehensive loss							$(85,552)

Dividends declared on common stock and deferred stock units					(7,564)	(7,564)
Shares issued for dividend reinvestment	4					—
Issuance of stock based compensation:
Issuance of restricted stock	4,000		7			7
Issuance of deferred stock units			124			124
Amortization of stock based compensation			141			141

Balance at December 31, 2009	24,909,256	$25	$564,832	$(7,087)	$(615,897)	$(58,127)

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(88,280)	$(307,092)	$(345,878)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of stock based compensation	178	327	1,140
Amortization of net premium (accretion of net discount) on investment securities and real estate loans	15,106	(18,062)	(19,426)
Realized net (gain) loss on sale of available-for-sale securities, real estate loans and other investments	(790)	4,759	1,685
Impairment of available-for-sale securities	77,947	142,916	317,931
Provision for loss on real estate loans	7,571	27,073	4,500
Net change in assets and liabilities valued under fair value option	4,085	123,708	—
Accretion of interest on real estate loans and other investments	(235)	(263)	(2,475)
Amortization of net realized cash flow hedge (gain) loss	1,369	1,499	(2,227)
Unrealized (gain) loss on derivatives	(12,346)	63,964	88,763
Amortization and write-off of deferred financing costs	75	1,065	3,538
Management fee expense paid in stock	—	1,170	12
(Income) loss from equity investment	—	40	(2,610)
Change in deferred income tax	—	—	(900)
Gain on foreign currency exchange	—	—	(4,330)
Depreciation and amortization	12,088	12,088	8,948
Amortization of intangible liabilities	(5,480)	(5,480)	(4,057)
Amortization of underwriting costs on available-for-sale securities and loans	—	—	170
Other	5,376	1,881	859
Changes in operating assets and liabilities:
Net receipt of restricted cash for failed swaps	—	7,144	—
Net deposits of restricted cash	(245)	—	—
Payments on settlement of derivatives	—	(10,528)	(756)
Interest receivable	2,103	7,656	7,003
Interest receivable, derivative	(6)	169	898
Rent enhancement receivables, related party	(751)	(880)	(601)
Other receivables	(1,045)	(527)	(2,003)
Prepaid expenses and other assets	(126)	(362)	(125)
Return on capital from equity investments	—	—	2,610
Accounts payable and accrued expenses	973	(65)	(2,195)
Due to Manager	—	(678)	(1,362)
Interest payable	257	(7,899)	(10,161)
Interest payable, derivative	75	(3,719)	(3,851)

Net cash provided by operating activities	17,899	39,904	35,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	—	—	(893,057)
Acquisition of and contributions to interest in other investments	—	—	(42,095)
Acquisition of commercial real estate and rent enhancement receivable	—	—	(261,204)
Return of capital from equity investment	—	426	5,884
Underwriting costs on available-for-sale securities and real estate loans	—	—	(230)
Principal payments on investment securities and real estate loans	1,925	74,136	398,451
Proceeds from the sale of available-for-sale securities	—	1,178,357	1,643,130
Proceeds from the sale and repayment of real estate loans and other investments	—	162,156	115,211
Proceeds from rent enhancement	3,140	3,365	1,778
Proceeds received from acquisition of credit default swaps	—	—	5,328
Proceeds paid for acquisition of credit default swaps	—	—	(459)
Cash received to terminate swaps	—	—	6,471
Cash paid to terminate swaps	(10,000)	(30,249)	(54,429)
Net receipts of (deposits to) restricted cash for investment	(334)	3,972	(1,000)
Net receipts of (deposits to) restricted cash from credit default swaps	10,200	12,211	(32,908)
Funding of real estate loans	—	(929)	(30,211)

Net cash provided by investing activities	4,931	1,403,445	860,660

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of junior subordinated notes held by trust that issued trust preferred securities	—	—	50,000
Payment on settlement of derivatives	—	(10,466)	(9,969)
Proceeds from the settlement of derivatives	—	—	4,932
Net change in cash collateral payable	—	—	(1,960)
Issuance of collateralized debt obligations	—	—	324,956
Proceeds from mortgages payable	—	—	219,380
Proceeds from senior mortgage-backed notes, related party	—	—	101,500
Principal repayments on collateralized debt obligations	(11,766)	(19,581)	(32,744)
Principal repayments on senior mortgage-backed notes, related party	—	(99,815)	(1,685)
Net receipts from restricted cash	(3)	19,272	44,685
Payment of deferred financing costs	—	—	(9,359)
Dividends paid	(9,964)	(43,521)	(67,416)
Repurchase of common stock	—	—	(4,523)
Net payments on repurchase agreements	—	(1,276,121)	(1,447,522)
Net payments on repurchase agreements, related party	—	—	(144,806)
Net (payments on) proceeds from term revolver, related party	(4,000)	(34,399)	67,319
Other	—	—	(50)

Net cash used in financing activities	(25,733)	(1,464,631)	(907,262)

Net decrease in cash and cash equivalents	(2,903)	(21,282)	(11,502)
Cash and cash equivalents at beginning of period	6,239	27,521	39,023

Cash and cash equivalents at end of period	$3,336	$6,239	$27,521

Supplemental disclosure of cash flows:
Cash paid during the period for interest	$22,739	$63,759	$167,784
Cash paid during the period for income taxes	—	—	292
Supplemental disclosure of noncash investing and financing activities:
Dividends declared, not yet paid	—	2,498	16,828
Principal paydown receivable	8	10	914
Equity investment in trust	—	—	1,550
Capitalization of interest on other investments	—	—	1,112
Cumulative effect upon adoption of FASB ASC 825-10-45-1	—	179,422	—
Classification of real estate loans as held for sale	1,246	139,865	—
Noncash component of dividends on deferred stock units	112	95	81

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009

(dollars in thousands, except per share data)

1. ORGANIZATION

        References herein to "we," "us" or "our" refer to Crystal River Capital, Inc. and its subsidiaries unless the context specifically requires otherwise.

        We are a Maryland corporation that was formed in January 2005 for the purpose of acquiring and originating a diversified portfolio of commercial and residential real estate assets and structured finance investments. We commenced operations on March 15, 2005, when we completed an offering of 17,400,000 shares of common stock (the "Private Offering"), and we completed our initial public offering of 7,500,000 shares of common stock (the "Public Offering") on August 2, 2006. We are externally managed and are advised by Crystal River Capital Advisors, LLC (the "Manager") as more fully explained in Note 14.

        We elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code for the 2005 tax year. To maintain our tax status as a REIT, we plan to distribute at least 90% of our taxable income. In view of our election to be taxed as a REIT, we have tailored our balance sheet investment program to originate or acquire loans and investments to produce a portfolio that meets the asset and income tests necessary to maintain qualification as a REIT.

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

Going Concern

        We held cash and cash equivalents of approximately $3,336 at December 31, 2009, which excludes restricted cash of approximately $16,489 that is used to collateralize our credit default swap and certain other commercial real estate and financing obligations. As of December 31, 2009, we owed $28,920 to an affiliate of our Manager under our secured credit facility. Unless earlier terminated as provided in the Credit Agreement, our credit facility terminates on August 31, 2010. If the merger with an affiliate of our Manager that is discussed in Note 19 is not consummated and this facility is not extended and we cannot obtain alternative financing, we do not expect to have sufficient cash on hand or to generate sufficient cash flow from operations to repay such indebtedness. Given the current lack of liquidity in the credit markets and the current economic climate, we expect to have difficulty obtaining alternative financing if our credit facility is not extended. If we cannot obtain alternative financing or extend our credit facility, it increases the risk that we will be unable to continue as a going concern. Our independent registered public accounting firm, Ernst & Young LLP, has issued an opinion on our consolidated financial statements which states that our inability to refinance or extend the maturity of indebtedness maturing in the next 12 months raises substantial doubt about our ability to continue as a going concern.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Our consolidated financial statements included in this report do not reflect any adjustments related to the recoverability of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires us to make a significant number of estimates in the preparation of the financial statements. These estimates include determining the fair market value of certain investments, debt obligations and derivative assets and liabilities, the amount and timing of credit losses, prepayment assumptions, allocation of purchase price to tangible and intangible assets or property acquisitions, and other items that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates (e.g., market values change due to changes in supply and demand, credit performance, prepayments, interest rates or other reasons; yields change due to changes in credit outlook and loan prepayments) will occur in the near future. Our estimates are inherently subjective in nature and actual results could differ from our estimates and differences may be material.

Cash and Cash Equivalents

        We classify highly liquid investments with original maturities of 90 days or less from the date of purchase as cash equivalents. Cash and cash equivalents may include cash and short term investments. Short term investments are stated at cost, which approximates their fair value, and may consist of investments in money market accounts.

Restricted Cash

        Restricted cash consists primarily of funds held on deposit with brokers to serve as collateral for credit default swap agreements, certain commercial real estate and financing obligations, funds held by the trustee for CDO II (See Note 9) and funds held in escrow for one of our financing subsidiaries relating to a yield-maintenance agreement for certain real estate loans that we sold in June 2008 (See Note 10).

Securities

        We invest in commercial mortgage-backed securities ("CMBS"), U.S. Agency mortgage pass-through certificates, which are securities issued or guaranteed by the Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") or Government National Mortgage Association ("Ginnie Mae") and Agency Collateralized Mortgage Obligations issued by Fannie Mae or Freddie Mac backed by mortgage pass-through securities and evidenced by a series of bonds or certificates issued in multiple classes (collectively, "Agency MBS"), Non-Agency residential mortgage-backed securities ("Non-Agency RMBS", and collectively with Agency MBS, "RMBS") and other real estate debt and equity instruments. We account for our investments in

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CMBS, Agency MBS, Non-Agency RMBS, asset-backed securities ("ABS") and other real estate and equity instruments, which we refer to as our investment securities, in accordance with FASB ASC 320-10-50-2 (previously SFAS 115). We classify our securities as either available-for-sale or held-for-trading because we may dispose of them prior to maturity in response to changes in the market, liquidity needs or other events, even if we have no current intention of selling them in the immediate future.

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

        Unrealized gains and losses for investment securities for which we have not elected the fair value option under FASB ASC 825-10-45-1 (previously SFAS 159) are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity (deficit), unless unrealized loss amounts are determined to be impaired as described below. For investment securities for which we have elected the fair value option, we reclassified these securities from available-for-sale to held-for-trading and changes in the fair value of these securities are recorded in our consolidated statements of operations. This reclassification was not the result of a change to our intent as it relates to these securities. As a result of the adoption of FASB ASC 825-10-45-1 on January 1, 2008, we recorded a cumulative effect adjustment of $181,092 as an increase to stockholders' deficit and reclassified all unrealized gains on our securities that served as collateral for our CDOs to accumulated deficit from accumulated other comprehensive loss. Electing the fair value option for the investment securities and CDOs (including derivatives) for our CDO entities enables us to correlate more closely the values of the assets and liabilities that are paired within the same securitization entity and to reduce the complexity of accounting, especially for derivatives under FASB ASC 815-10-50-1 (previously SFAS 133).

        Periodically, all available-for-sale securities are evaluated for other-than-temporary impairment in accordance with FASB ASC 320-10-65-1 (previously FSP FAS 115-2), and FASB ASC 310-20-60-1 (previously EITF 99-20), as amended by FASB ASC 325-40-65-1 (previously FSP EITF 99-20-1). An impairment that is an "other-than-temporary impairment" is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered. Under the guidance of FASB ASC 320-10-65-1, should an other-than-temporary impairment be deemed to have occurred, the total other-than-temporary impairment is bifurcated into (i) the amount related to credit losses, and (ii) the amount related to all other factors. The portion of the other-than-temporary impairment related to credit losses is calculated by comparing the amortized cost

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of the security to the present value of cash flows expected to be collected, discounted at the security's current yield, and is recognized through earnings on the consolidated statement of operations. The portion of the other-than-temporary impairment related to all other factors is recognized as a component of other comprehensive income (loss) on the consolidated balance sheet.

Real Estate Loans

        Real estate loans are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans and unfunded commitments, unless the loan is deemed to be impaired. We account for our real estate loans in accordance with FASB ASC 310-20-05-2 (previously SFAS 91).

        Real estate loans are evaluated for possible impairment on a periodic basis in accordance with FASB ASC 310-10-35-13 (previously SFAS 114). Impairment occurs when we determine that it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Upon determination of an impairment, we establish a reserve for loan losses and recognize a corresponding charge to the statement of operations through a provision for loan losses. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan and the value of the real estate, partnership interest or other collateral that secures the loan, current economic conditions, the potential for natural disasters, loan portfolio composition, delinquency trends, credit losses to date on underlying loans and remaining credit protection. If the credit performance of our real estate loans is different than expected, we adjust the allowance for loan losses to a level deemed appropriate by management to provide for estimated losses inherent in the real estate loan portfolio. Once a loan is 90 days or more delinquent, or a borrower declares bankruptcy, we adjust the value of our accrued interest receivable to what we believe to be collectible and stop accruing interest on that loan.

Real Estate Loans Held for Sale

        Real estate loans that we have committed to sell or that we have the intent and ability to sell in the near future are classified as real estate loans held for sale. These real estate loans are carried at the lower of cost or fair value on a loan-by-loan basis. Any market valuation adjustments on these loans are recognized in our consolidated statements of operations in accordance with FASB ASC 948-10-05-4 (previously SFAS 65). The fair value of loans held for sale is based on actual bids or, in the absence of such bids, management's discounted cash flow analysis.

Commercial Real Estate

        Commercial properties held for investment are carried at cost less accumulated depreciation. In accordance with FASB ASC 805-10-05-4 (previously SFAS 141R), upon acquisition, we allocate the purchase price to the components of the commercial properties acquired: the amount allocated to land is based on its estimated fair value; buildings and existing tenant improvements are recorded at depreciated replacement cost; the values of above- and below-market in-place operating leases are determined based on the present value of the difference between the rents payable under the

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

contractual terms of the leases and estimated market rents; lease origination costs for in-place operating leases are determined based on the estimated costs that would be incurred to put the existing leases in place under the same terms and conditions; and tenant relationships are measured based on the present value of the estimated avoided net costs if a tenant were to renew its lease at expiry, discounted by the probability of such renewal.

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

        Properties are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. For commercial properties, an impairment loss is recognized when a property's carrying value exceeds its undiscounted future net cash flow. The impairment is measured as the amount by which the carrying value exceeds the estimated fair value. Projections of future cash flow take into account the specific business plan for each property and management's best estimate of the most probable set of economic conditions anticipated to prevail in the market. We recorded no impairment losses on our commercial real estate investments during the years ended December 31, 2009 or 2008.

Accounting For Derivative Financial Instruments and Hedging Activities

        We account for our derivative and hedging activities in accordance with FASB ASC 815-10-05-4 (previously SFAS 133). FASB ASC 815-10-05-4 requires us to recognize all derivative instruments at their fair value as either assets or liabilities on our balance sheet. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether we have designated it, and whether it qualifies, as part of a hedging relationship and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. We have no fair value hedges or hedges of a net investment in foreign operations as of December 31, 2009 or 2008.

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

December 31, 2009

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

        For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that are attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (i.e., in "interest expense" when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative changes in the present value of future cash flows of the hedged item, if any, is recognized in the realized and unrealized gain (loss) on derivatives in current earnings during the period of change. For derivative instruments not designated as hedging instruments, such as credit default swaps, the gain or loss is recognized in realized and unrealized gain (loss) on derivatives in the current earnings during the period of change. Income and/or expense from interest rate swaps are recognized as an adjustment to realized and unrealized gain (loss) on derivatives. We account for income and expense from interest rate swaps on an accrual basis over the period to which the payments and/or receipts relate.

Dividends to Stockholders

        We record dividends to stockholders on the declaration date. The actual dividend and its timing are at the discretion of our board of directors. We intend to pay sufficient dividends to avoid incurring any income or excise tax. During the year ended December 31, 2009, we declared dividends in the amount of $7,564, or $0.30 per share, of which $2,491 was distributed on April 30, 2009 to our stockholders of record as of March 31, 2009, $2,491 was distributed on July 31, 2009 to our stockholders of record as of June 30, 2009, $2,491 was distributed on October 30, 2009 to our

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

stockholders of record as of September 30, 2009 and $91 related to dividends on deferred stock units. All of the $0.30 per share dividend declared in 2009 represented a return of capital. During the year ended December 31, 2008, we declared dividends in the amount of $29,297, or $1.18 per share, of which $16,799 was distributed on April 29, 2008 to our stockholders of record as of March 31, 2008, $7,433 was distributed on July 28, 2008 to our stockholders of record as of June 30, 2008, $2,488 was distributed on October 28, 2008 to our stockholders of record as of September 30, 2008, $2,491 was distributed on January 30, 2009 to our stockholders of record as of December 31, 2008 and $86 related to dividends on deferred stock units. All of the $1.18 per share dividend declared in 2008 represented distributions of taxable earnings and profits.

        In the fourth quarter of 2009, our board of directors elected to suspend the quarterly dividend to holders of shares of our common stock to preserve liquidity.

Trust Preferred Securities

        Trusts that were formed for the sole purpose of issuing trust preferred securities are not consolidated in our financial statements in accordance with FASB ASC 810-10-25-50 (previously FIN 46R) as we have determined that we are not the primary beneficiary of such trusts. Our investment in the common securities of such trusts is carried at cost and is included in other investments in our consolidated financial statements.

Revenue Recognition

        Interest income for our investment securities and real estate loans is recognized over the life of the investment using the effective interest method and recorded on the accrual basis. Interest income on mortgage-backed securities ("MBS") is recognized using the effective interest method as required by FASB ASC 325-40-35-1 (previously EITF 99-20). Real estate loans generally are originated or purchased at or near par value, and interest income is recognized based on the effective yield method based on the terms of the loan instrument. Any loan fees or acquisition costs on originated loans or securities are capitalized and recognized as a component of interest income over the life of the investment utilizing the straight-line method, which approximates the effective interest method. None of the interest income for the years ended December 31, 2009, 2008 or 2007 included prepayment fees. We do not accrue interest on real estate loans that are placed on non-accrual status when collection of principal or interest is in doubt. As of January 1, 2008, a real estate construction loan was placed on non-accrual status and we recorded an additional provision for loan loss of $400 and $9,735 related to this loan during the years ended December 31, 2009 and 2008, respectively, as we believe that it is probable that we will not recover the entire loan balance, including the capitalized interest thereon. As of March 31, 2009, a mezzanine loan was placed on non-accrual status and we recorded a loan loss allowance of $6,358 related to this loan during the year ended December 31, 2009, as we believe that it is probable that we will not recover the entire loan balance, including the capitalized interest thereon.

        Under FASB ASC 325-40-30-3, at the time of purchase, our management estimates the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the purchase price. As needed, we update these estimated cash flows and compute a revised yield

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

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

December 31, 2009

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

December 31, 2009

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

        We have a wholly-owned domestic taxable REIT subsidiary that has made a joint election with us to be treated as our TRS. Our TRS is a separate entity subject to federal income tax under the Internal Revenue Code. For the years ended December 31, 2009, 2008 and 2007, we did not record any current income tax expense. As of December 31, 2009, we had recorded a $16,040 valuation allowance on deferred tax assets of $16,040 attributable to income tax net operating loss carryforwards relating to our TRS. As of December 31, 2008, we recorded a $16,160 valuation allowance on deferred tax assets of $16,160 attributable to income tax net operating loss carryforward relating to our TRS. The valuation allowances are based on management's estimate that our TRS is not expected to generate sufficient taxable income to recover the deferred tax assets. As of December 31, 2009, we did not have a deferred tax liability. As of December 31, 2009, we had net operating loss carryforwards of $35,253. Almost all of the net operating loss carryforward expires in 2027.

        Our policy for interest and penalties on material uncertain tax positions recognized in our consolidated financial statements is to classify these as interest expense and operating expense, respectively. However, in accordance with FASB ASC 740-10-05-6, we assessed our tax positions for all open tax years (Federal, years 2005 through 2009 and State, years 2005 through 2009) as of December 31, 2009, and concluded that we have no material FASB ASC 740-10-50-15 liabilities to be recognized at this time.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

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

Earnings per Share

        We compute basic and diluted earnings per share in accordance with FASB ASC 260-10-50-1 (previously SFAS 128). Basic earnings per share ("EPS") is computed based on net income divided by the weighted average number of shares of common stock and other participating securities outstanding during the period. Diluted EPS is based on net income divided by the weighted average number of shares of common stock plus any additional shares of common stock attributable to stock options, provided that the options have a dilutive effect. At each of December 31, 2009 and December 31, 2008, options to purchase a total of 130,000 shares of common stock have been excluded from the computation of diluted EPS as they were determined to be antidilutive.

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

December 31, 2009

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

December 31, 2009

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table details the purchase date, face amount of our investment, face amount of the respective issuance and our amortized cost in our CMBS and RMBS investments in which we are not the primary beneficiary and in which we own a greater than 50% interest in the most subordinate class as of December 31:

Security Trust Description	Purchase Date	Original Face Amount Purchased	Total Face Amount of Issuance	2009 Amortized Cost	2008 Amortized Cost
CMBS:
WBCMT 2005-C18	May 2005	$39,196	$1,405,372	$329	$2,380
GMACC 2005-C1	June 2005	53,928	1,597,857	—	2,792
BSCMS 2005-PWR9	September 2005	83,001	2,152,389	—	6,743
CSMC 2006-C1	March 2006	82,833	3,005,432	2,736	4,991
COMM 2005-C6	August 2008	59,175	2,727,503	137	4,139

Total CMBS		318,133	10,888,553	3,202	21,045

RMBS:
CWHL 2004-J8	March 2005	611	244,517	8	53
GSR MTG 2005-1F	March 2005	2,767	691,667	14	83
HVMLT 2005-2	March 2005	39,422	1,944,860	21	189
JPMMT 2003-A1	March 2005	809	269,635	37	56
WFMBS 2003-17	March 2005	3,002	1,000,331	263	628
WFMBS 2005-2	March 2005	1,953	950,946	21	21
FHASI 2005-AR2	April 2005	2,254	281,707	3	53
WAMU 2005-AR6	April 2005	27,704	3,167,184	24	478
FFML 2005-FF3	May 2005	5,080	770,271	—	52
WFMBS 2005-AR5	May 2005	2,754	500,446	9	94
FHASI 2005-AR3	June 2005	2,522	315,111	29	75
JPMMT 2005-A3	June 2005	8,696	1,895,799	95	571
WFMBS 2004-Z	July 2005	4,552	1,300,298	1	252
BOAMS 2005-H	August 2005	3,888	706,792	8	67
FHAMS 2005-AA6	August 2005	6,476	575,025	—	51
JPMMT 2005-A5	August 2005	4,726	1,195,013	107	308
FHASI 2005-AR4	September 2005	2,129	425,565	—	26
RFMSI 2005-SA4	September 2005	1,681	850,478	—	18
FHASI 2005-AR5	October 2005	1,082	216,253	—	14
WFMBS 2004-DD	March 2005	2,101	600,085	—	4

Total RMBS		124,209	17,901,983	640	3,093

Total		$442,342	$28,790,536	$3,842	$24,138

        Our maximum exposure to loss as a result of our investment in these QSPEs totaled $3,842 and $24,138 as of December 31, 2009 and December 31, 2008, respectively.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        We have re-evaluated our relationships as well as our involvement with VIEs in accordance with FASB ASC 810-10-65-2 (previously SFAS 167) and we believe that the presentation of our consolidated financial statements will significantly change prospectively upon adoption of FASB ASC 810-10-65-2. Specifically, certain VIEs will be consolidated by us due to the change from a quantitative analysis to a qualitative analysis, as well as the removal of the consolidation exception for qualified special purpose entities. As of December 31, 2009, the outstanding face amount of the assets of these VIEs totaled approximately $12,782,281 and the outstanding face amount of the liabilities issued by these VIEs totaled approximately $12,782,281, of which approximately $331,788 was owned by us.

        The following items were considered in our evaluation as to the primary beneficiary of VIE's we are involved with:

  •
  Design of the entity (including the purpose for which the entity was established);

  •
  Potential significant risks relating to the entity;

  •
  Activities that most significantly impacting the entities' economic performance; and

  •
  Factors most indicative of control or the power to direct such activities that most significantly impact the entities' economic performance.

        In performing our evaluation we made the following assumptions relating to the factors that indicate control or the power to direct the activities that most significantly impact the entities' economic performance.

  •
  Real Estate Loans—the power to direct the activities of the underlying assets securing the loan (i.e., sell or lease the property) remains with the borrower until an event of default occurs. Upon the occurrence of an event of default, the lender that has the ability to directly foreclose on the underlying assets in the case of a foreclosure proceeding would then have control over the underlying assets and thus be considered the primary beneficiary.

  •
  RMBS—the ability to re-negotiate or foreclose on delinquent loans is generally afforded to the Special Servicer of the trust. Thus, the RMBS holder with the ability to designate the Special Servicer of the trust is considered to have the power to direct the activities that most significantly impact the entities' economic performance. Trusts of this type of security generally empower the majority holder of the highest-rated or most secured outstanding tranche of securities issued by the trust with this ability. The majority of our RMBS investments are the junior-rated tranches.

  •
  CMBS—the ability to re-negotiate or foreclose on delinquent loans is generally afforded to the Special Servicer of the trust. Thus, the CMBS holder with the ability to designate the Special Servicer of the trust is considered to have the power to direct the activities that most significantly impact the entities' economic performance. Trusts of this type of security generally empower the holder(s) of a majority of the most junior-rated or lowest-rated outstanding tranche of securities issued by the trust (referred to as the "Controlling Class") with this ability.

        The financing structures that we offer to the borrowers on certain of our real estate loans involve the creation of entities that could be deemed VIEs and therefore, could be subject to FASB

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

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

        We have invested in CMBS and RMBS that were issued by special purpose securitization entities. Prior to FASB ASC 810-10-05-8, we measured variability by using both interest rate and credit risk to determine whether we are the primary beneficiary of such securitization entities. After the effective date of FASB ASC 810-10-05-8, credit risk now serves as the primary measurement of variability of return.

        In March 2007, we formed Crystal River Preferred Trust I (the "Trust") for the purpose of issuing trust preferred securities ("TruPS"). We do not consolidate the Trust because we have determined that we are not the primary beneficiary as we have no equity at risk.

        From the initial date of our involvement with the VIEs discussed in the preceding three paragraphs, we have had no reconsideration events with respect to our CDOs, CMBS, RMBS and TruPS. We have made no additional contributions to these VIEs since inception/purchase nor have the VIEs' governing instruments or contractual arrangements changed in a manner that changes the characteristics or adequacy of the equity investment that we have at risk in those VIEs. Our CMBS and RMBS assets and CDO and TruPS liabilities were financed at inception through our issuance of debt or equity and we have not incurred any subsequent financing in relation thereto. We have not provided financial or other support to any of these VIE entities during the year ended December 31, 2009.

Crystal River Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2009
(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table summarizes our involvement with these variable interest entities:

					Variable Interest Entities
			For the Year Ended December 31, 2009
	As of December 31, 2009				Current Face Amount of Assets held by the Company	Current Face Amount of Assets within the VIE	Current Face Amount of Liabilities issued by the Company	Current Face Amount of Liabilities issued by the VIE
			Interest Income(1)	Interest Expense(1)
	Assets	Liabilities
Consolidated VIEs
CDO I
CMBS	$3,813	$—	$2,599	$—	$119,807	$15,957,521	$—	$15,957,521
Non-Agency RMBS	2,622	—	3,193	—	89,154	8,466,810	—	8,466,810
CDOs	—	5,723	—	2,829	—	132,260	132,260	283,539
CDO II
CMBS	29,101	—	12,529	—	388,465	96,063,835	—	96,063,835
CDOs	—	27,894	—	2,905	—	323,002	323,002	388,384

Total	$35,536	$33,617	$18,321	$5,734	$597,426	$120,943,428	$455,262	$121,160,089

Unconsolidated VIEs
CMBS	$5,199	$—	$7,158	$—	$270,494	$56,241,624	$—	$56,241,624
Non-Agency RMBS	2,091	—	2,369	—	49,174	5,597,342	—	5,597,342
TruPS	—	51,550	—	3,959	1,550	51,550	51,550	51,550

Total	$7,290	$51,550	$9,527	$3,959	$321,218	$61,890,516	$51,550	$61,890,516

(1)
The net cash flow to the Company from these VIEs was $33,272 for the year ended December 31, 2009.

        Our maximum exposure to loss with respect to these VIEs as of December 31, 2009 was $42,826.

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

December 31, 2009

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk and Other Risks and Uncertainties

        A significant portion of our investments are concentrated in MBS that pass through collections of principal and interest from the underlying mortgages and there is a risk that some borrowers on the underlying mortgages will default. Therefore, MBS bear exposure to credit losses. Our maximum exposure to loss due to credit risk if all parties to our investment securities failed completely to perform according to the terms of the contracts as of December 31, 2009 and December 31, 2008 is $42,826 and $72,916, respectively. Our real estate loans and other investments also bear exposure to credit losses. Our maximum exposure to loss due to credit risk if parties to our real estate loans, including real estate loans held for sale, and other investments failed completely to perform according to the terms of the loans and other agreements as of December 31, 2009 and December 31, 2008 is $7,453 and $15,642, respectively.

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

December 31, 2009

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

transfer meets the other criteria for such accounting. The transferred securities are pledged by us as collateral to the counterparty.

        FASB ASC 860-10-55-54 (previously FSP FAS 140-3) relates to repurchase financings for financial assets previously transferred between the same counterparties, that is entered into contemporaneously with, or in contemplation of, the initial transfer. FASB ASC 860-10-55-54 establishes criteria to determine the accounting treatment of transactions involving the transfer, and subsequent repurchase financing, of financial assets with the same counterparty. Transactions that do not meet the criteria of FASB ASC 860-10-55-54 do not qualify for QSPE accounting treatment under FASB ASC 860-10-15-3 and will be treated as a derivative, requiring further evaluation under FASB ASC 815-10-05-2 (previously SFAS 133). We did not enter into any repurchase financing transactions during the year ended December 31, 2009.

Foreign Currency Transactions

        We conform to the requirements of FASB ASC 830-20-05-01 (previously SFAS 52). FASB ASC 830-20-35-01 requires us to record realized and unrealized gains and losses from transactions denominated in a currency other than our functional currency (U.S. dollar) in determining net income. We did not have any foreign currency transactions during the year ended December 31, 2009.

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

December 31, 2009

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

December 31, 2009

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

December 31, 2009

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

        FASB ASC 825-10-65-1 (previously FSP FAS 107-1) extends the existing disclosure requirements related to the fair value of financial instruments to interim periods in addition to annual financial statements. The adoption of FASB ASC 825-10-65-1 did not have a material impact on our consolidated financial statements. The disclosure requirements under FASB ASC 825-10-65-1 are included in Note 16 to these consolidated financial statements.

        In May 2009, the FASB issued FASB ASC 855-10-05-1 (previously SFAS 165). FASB ASC 855-10-05-1 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. FASB ASC 855-10-05-1 is effective for interim periods and fiscal years ended after June 15, 2009. In February 2010, the FASB issued ASU 2010-09 to amend FASB ASC 855-10-05-1. In accordance with the ASU, an entity is not required to disclose the date through which management has evaluated subsequent events in the financial statements. In addition, an entity's considerations with respect to evaluating subsequent events will be consistent with those before the issuance of the subsequent events accounting guidance. The adoption of ASU 2010-09 did not have a material effect on our consolidated financial statements.

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

December 31, 2009

(dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements Not Yet Adopted

        In June 2009, the FASB issued FASB ASC 860-10-65-3 (previously SFAS 166). FASB ASC 860-10-65-3 removed the concept of a QSPE and the exemptions from consolidation for QSPEs; it also requires a transferor to evaluate all existing QSPEs to determine whether those QSPEs must be consolidated in accordance with SFAS 167, as defined below. FASB ASC 860-10-65-3 revises and clarifies the derecognition requirements for transfers of financial assets and the initial measurement of beneficial interests that are received as proceeds by a transferor in connection with transfers of financial assets. In addition, FASB ASC 860-10-65-3 requires additional disclosure about transfers of financial assets and a transferor's continuing involvement with such transferred financial assets. FASB ASC 860-10-65-3 is effective for financial asset transfers occurring after an entity's first fiscal year beginning after November 15, 2009. We are currently evaluating the impact of FASB ASC 860-10-65-3 and do not expect FASB ASC 860-10-65-3 to have a significant impact on our consolidated financial position, results of operations and cash flows.

        In June 2009, the FASB issued FASB ASC 810-10-65-2 (previously SFAS 167), which amends the consolidation guidance applicable to VIEs. The amendments to the consolidation guidance affect all entities currently within the scope of FASB ASC 810-10-05-8 (previously FIN 46(R)), as well as QSPEs that currently are excluded from the scope of FASB ASC 810-10-05-8 (previously FIN 46(R)). FASB ASC 810-10-65-2 is effective for fiscal years beginning after November 15, 2009. FASB ASC 810-10-65-2 significantly changes the criteria by which an enterprise determines whether it must consolidate a VIE. Currently, a VIE is consolidated by the enterprise that will absorb a majority of the expected losses or expected residual returns created by the assets of the VIE. FASB ASC 810-10-65 requires that a VIE be consolidated by the enterprise that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. FASB ASC 810-10-65 also requires that an enterprise continually reassess, based on current facts and circumstances, whether it should consolidate the VIEs with which it is involved. We are currently evaluating the impact of FASB ASC 810-10-65-2 on our consolidated financial position, results of operations and cash flows and we may be required to consolidate certain VIEs.

Presentation

        Certain reclassifications have been made in the presentation of the prior periods consolidated financial statements to conform to the 2009 presentation.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

3. FAIR VALUE HIERARCHY

Fair Value on a Recurring Basis

        The following tables set forth by level within the fair value hierarchy our assets and liabilities accounted for at fair value on a recurring basis under FASB ASC 815-15-25-4 (previously SFAS 155) and FASB ASC 825-10-50-8 (previously SFAS 159) as of December 31, 2009 and December 31, 2008. As required by FASB ASC 820-10-50-1 (previously SFAS 157), assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets accounted for at fair value:
Investment securities	$—	$—	$42,826	$42,826
Derivative assets	—	—	—	—

Total assets at fair value	$—	$—	$42,826	$42,826

Liabilities accounted for at fair value:
Collateralized debt obligations	$—	$—	$33,617	$33,617
Derivative liabilities	—	—	34,937	34,937

Total liabilities at fair value	$—	$—	$68,554	$68,554

	Fair Value Measurements as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets accounted for at fair value:
Investment securities	$—	$—	$72,916	$72,916
Derivative assets	—	—	—	—

Total assets at fair value	$—	$—	$72,916	$72,916

Liabilities accounted for at fair value:
Collateralized debt obligations	$—	$—	$45,429	$45,429
Derivative liabilities	—	—	57,280	57,280

Total liabilities at fair value	$—	$—	$102,709	$102,709

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

3. FAIR VALUE HIERARCHY (Continued)

        The following is a summary of our investment securities based on the lowest level input that is significant to each security's fair value measurement in its entirety as of December 31, 2009 and December 31, 2008.

	Investment Securities at Fair Value as of December 31, 2009
Security Description	Level 1	Level 2	Level 3	Total
CMBS	$—	$—	$38,113	$38,113
Non-Agency RMBS	—	—	4,713	4,713

Total investment securities at fair value	$—	$—	$42,826	$42,826

Level 3 assets for which we do not bear direct economic exposure(1)			35,536

Level 3 assets for which we bear direct economic exposure			$7,290

	Investment Securities at Fair Value as of December 31, 2008
Security Description	Level 1	Level 2	Level 3	Total
CMBS	$—	$—	$58,093	$58,093
Non-Agency RMBS	—	—	14,823	14,823

Total investment securities at fair value	$—	$—	$72,916	$72,916

Level 3 assets for which we do not bear direct economic exposure(1)			51,032

Level 3 assets for which we bear direct economic exposure			$21,884

(1)
Consists of Level 3 assets that are financed by our collateralized debt obligations. We own an interest in these securities through our investment in the subordinate classes of notes issued by these CDOs.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

3. FAIR VALUE HIERARCHY (Continued)

Level 3 Gains and Losses

        The table below sets forth a summary of changes in the fair value of our assets with significant valuation inputs classified as Level 3 for the year ended December 31, 2009.

	Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Investment securities— available-for- sale	Investment securities— held-for-trading at FVO	Total
Balance, December 31, 2008	$21,615	$51,301	$72,916
Total net gains or losses on assets still held at December 31, 2009:
Included in earnings—interest income	(5,747)	(9,325)	(15,072)
Included in earnings—impairments	(75,606)	—	(75,606)
Included in earnings—mark to market on held-for-trading securities (FVO)	—	(4,171)	(4,171)
Included in earnings—other	(421)	(1,099)	(1,520)
Included in accumulated other comprehensive income (loss)	71,244	—	71,244
Total net gains or losses on assets disposed/redeemed during the period:
Included in earnings—interest income	74	(118)	(44)
Included in earnings—impairments	(2,341)	—	(2,341)
Included in earnings—mark to market on held-for-trading securities (FVO)	—	40	40
Included in earnings—other	(3,309)	(494)	(3,803)
Included in accumulated other comprehensive income (loss)	2,241	—	2,241
Net purchases, dispositions and settlements	(432)	(626)	(1,058)
Transfers in and/or out of Level 3	—	—	—

Balance, December 31, 2009	$7,318	$35,508	$42,826

        During the year ended December 31, 2009, our assets measured at fair value on a recurring basis reflected as Level 3 decreased, largely as a result of principal repayments and write-offs on CMBS and Non-Agency RMBS and decline in the projected cash flow on our CMBS and Non-Agency RMBS. A significant amount of our investment securities are reflected as Level 3 as a result of the reduction of liquidity in the capital markets that has resulted in a decrease in the observability of the significant inputs used in determining fair value.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

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

December 31, 2009

(dollars in thousands, except per share data)

3. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our liabilities with significant valuation inputs classified as Level 3 for the year ended December 31, 2009.

	Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Derivative Liabilities	Collateralized Debt Obligations	Total
Balance, December 31, 2008	$57,280	$45,429	$102,709
Total net gains or losses (realized/unrealized) still held at December 31, 2009:
Included in earnings—mark to market on collateralized debt obligations	—	(46)	(46)
Included in earnings—realized and unrealized loss on derivatives	(12,343)	—	(12,343)
Net issuances, dispositions and settlements	(10,000)	(11,766)	(21,766)
Transfers in and/or out of Level 3	—	—	—

Balance, December 31, 2009	$34,937	$33,617	$68,554

        During the year ended December 31, 2009, our liabilities measured at fair value on a recurring basis reflected as Level 3 decreased, due to the derivative liabilities that we closed out during the year and the principal repayments on our CDO obligations. In addition, the decrease in valuation of our derivatives liabilities and our CDO obligations, which are based on non-binding broker quotes, contributed to the decrease.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

3. FAIR VALUE HIERARCHY (Continued)

        During the year ended December 31, 2008, our liabilities measured at fair value on a recurring basis reflected as Level 3 decreased, largely due to the decrease in valuation of our CDO obligations, which are based on non-binding broker quotes. In addition, we reclassified our credit default swaps, which we refer to as CDS, as Level 3 liabilities as a result of the reduction of liquidity in the capital markets that has resulted in a decrease in the observability of the significant inputs used in determining fair value, offset in part by derivative liabilities that we closed out during the year ended December 31, 2008.

        The table below sets forth a summary of changes in the fair value of our investment securities with significant valuation inputs classified as Level 3 for the year ended December 31, 2009.

	Investment Securities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	CMBS	Non-Agency RMBS	Total
Balance, December 31, 2008	$58,093	$14,823	$72,916
Total net gains/losses on securities still held at end of period:
Included in earnings—interest income	(12,514)	(2,558)	(15,072)
Included in earnings—impairments	(61,312)	(14,294)	(75,606)
Included in earnings—mark to market on held-for-trading securities (FVO)	(2,505)	(1,666)	(4,171)
Included in earnings—other	(184)	(1,336)	(1,520)
Included in accumulated other comprehensive income (loss)	57,614	13,630	71,244
Total net gains/losses on securities disposed/redeemed during period:
Included in earnings—interest income	695	(739)	(44)
Included in earnings—impairments	(1,260)	(1,081)	(2,341)
Included in earnings—mark to market on held-for-trading securities (FVO)	(242)	282	40
Included in earnings—other	—	(3,803)	(3,803)
Included in accumulated other comprehensive income (loss)	(272)	2,513	2,241
Net purchases, dispositions and settlements	—	(1,058)	(1,058)
Transfers in and/or out of Level 3	—	—	—

Balance, December 31, 2009	$38,113	$4,713	$42,826

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

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

December 31, 2009

(dollars in thousands, except per share data)

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

        The three approaches described within FASB ASC 820-10-50-1 (previously SFAS 157) are consistent with generally accepted valuation methodologies. While all three approaches are not applicable to all assets or liabilities accounted for at fair value, where appropriate and possible, one or more valuation techniques may be used. The selection of the valuation method(s) to apply considers the definition of an exit price and the nature of the asset or liability being valued and significant expertise and judgment is required. For assets and liabilities accounted for at fair value, excluding real estate held for sale, valuation techniques generally are a combination of the market and income approaches. Real estate held for sale valuation techniques generally combine income and cost approaches. For the year ended December 31, 2009, the application of valuation techniques applied to similar assets and liabilities has been consistent.

Fair Value on a Non-Recurring Basis

        Certain assets are measured at fair value on a non-recurring basis and are not included in the tables above. These assets include real estate loans and real estate loans held for sale that are reported at lower of cost or market and loans held for sale that initially were measured at cost and have been written down to fair value as a result of being designated for sale. The following table shows the hierarchy for those assets measured at fair value on a non-recurring basis as of December 31, 2009.

	Assets Measured at Fair Value on a Non-Recurring Basis Using Significant Unobservable Inputs (Level 3) as of December 31, 2009
Asset Description	Level 1	Level 2	Level 3	Total
Real estate loans	$—	$—	$—	$—
Real estate loans held for sale	—	—	5,903	5,903

Total assets at fair value	$—	$—	$5,903	$5,903

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

3. FAIR VALUE HIERARCHY (Continued)

        Real estate loans—We had one real estate construction loan and one mezzanine loan that are held for investment where allowances for loan losses have been calculated based upon the fair value of the underlying collateral and by using a fundamental cash flow valuation analysis. The cash flow analysis includes cumulative loss assumptions derived from multiple inputs including current housing prices, costs to complete the construction of the underlying collateral, expected recoveries from supporting collateral and other market data.

        Real estate loans held for sale—We designated one mezzanine loan and one whole loan as being held for sale as of December 31, 2009 as we have committed to sell them, or we have the intent and ability to sell them in the near future. The fair values of the mezzanine loan and the whole loan held for sale were based on management's discounted cash flow analysis.

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

        Real estate loans—We had one real estate construction loan that is held for investment where an allowance for loan loss has been calculated based upon the fair value of the underlying collateral and by using a fundamental cash flow valuation analysis. The cash flow analysis includes cumulative loss assumptions derived from multiple inputs including current housing prices, expected recoveries from supporting collateral and other market data.

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

December 31, 2009

(dollars in thousands, except per share data)

3. FAIR VALUE HIERARCHY (Continued)

Fair Value Option

        The following reflects the assets and liabilities accounted for under the fair value option and the change in fair value recorded in our consolidated statement of operations:

		Changes in Fair Values for the Year Ended December 31, 2009, For Items Measured at Fair Value Pursuant to the Election of the Fair Value Option
	Fair Value Option December 31, 2009	Interest Income(1)	Net Mark to Market Adjustments on Investment Securities— Held-for-Trading	Net Mark to Market Adjustments on Collateralized Debt Obligations
Assets accounted for under the fair value option:
Held-for-trading securities:
CMBS	$32,886	$(8,107)	$(2,747)	$—
Non-Agency RMBS	2,622	(1,336)	(1,384)	—

	$35,508	$(9,443)	$(4,131)	$—

Liabilities accounted for under the fair value option:
Collateralized debt obligations	$33,617	$—	$—	$46

(1)
Represents accretion of net discount only.

		Changes in Fair Values for the Year Ended December 31, 2008, For Items Measured at Fair Value Pursuant to the Election of the Fair Value Option
	Fair Value Option December 31, 2008	Interest Income(1)	Net Mark to Market Adjustments on Investment Securities— Held-for-Trading	Net Mark to Market Adjustments on Collateralized Debt Obligations
Assets accounted for under the fair value option:
Held-for-trading securities:
CMBS	$43,776	$8,661	$(266,783)	$—
Non-Agency RMBS	7,525	6,695	(90,949)	—

	$51,301	$15,356	$(357,732)	$—

Liabilities accounted for under the fair value option:
Collateralized debt obligations	$45,429	$—	$—	$234,024

(1)
Represents accretion of net discount only.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

3. FAIR VALUE HIERARCHY (Continued)

        Total financial assets at fair value classified within Level 3 were $48,729 and $78,374 as of December 31, 2009 and December 31, 2008, respectively. Such amounts represent 13% and 17% of "Total assets" on the consolidated balance sheet as of December 31, 2009 and December 31, 2008, respectively. Excluding assets for which we do not bear direct economic exposure, Level 3 assets were 2% and 5% of "Total assets" as of December 31, 2009 and December 31, 2008, respectively.

        Total financial liabilities at fair value classified within Level 3 were $68,554 and $102,709 as of December 31, 2009 and December 31, 2008, respectively. Such amounts represent 16% and 21% of "Total liabilities" on the consolidated balance sheets as of December 31, 2009 and December 31, 2008, respectively.

        As of December 31, 2009 and December 31, 2008, our CDO notes had a face value of $455,262 and $467,027, respectively, and fair value of $33,617 and $45,429, respectively.

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

        To comply with the provisions of FASB ASC 820-10-50-9 (previously SFAS 157), we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral posting, thresholds, mutual puts and guarantees. For the year ended December 31, 2009, we recorded $8,905 into earnings as a loss, which is reflected in realized and unrealized gain (loss) on derivatives on our consolidated statement of operations, relating to our nonperformance risk.

        Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. As of December 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

3. FAIR VALUE HIERARCHY (Continued)

        In addition, we have a credit default swap that is held as an investment. The valuation of this derivative is based on the expected creditworthiness of the underlying asset discounted based on current market rates utilized by dealers. The determination of expected credit assumptions requires certain judgments which cannot be attributed to observable market inputs. As a result, we have determined that our credit default swap is classified in Level 3 of the fair value hierarchy.

4. INVESTMENT SECURITIES

        Our investment securities are classified into two categories, available-for-sale and trading, in which both are carried at their estimated fair values. The amortized cost and estimated fair values of our investment securities as of December 31, 2009 and December 31, 2008 are summarized as follows:

		Unrealized
	Amortized Cost
Available-for-sale Securities		Gains(1)	Losses(1)	Fair Value
December 31, 2009
CMBS	$3,144	$2,083	$—	$5,227
Non-Agency RMBS	2,091	—	—	2,091

Total	$5,235	$2,083	$—	$7,318

December 31, 2008
CMBS	$13,675	$642	$—	$14,317
Non-Agency RMBS	7,216	82	—	7,298

Total	$20,891	$724	$—	$21,615

(1)
Included in accumulated other comprehensive income (loss).

		Unrealized
	Amortized Cost
Trading Securities		Gains(1)	Losses(1)	Fair Value
December 31, 2009
CMBS	$23,049	$9,837	$—	$32,886
Non-Agency RMBS	2,617	5	—	2,622

Total	$25,666	$9,842	$—	$35,508

December 31, 2008
CMBS	$43,634	$142	$—	$43,776
Non-Agency RMBS	7,493	32	—	7,525

Total	$51,127	$174	$—	$51,301

(1)
Included in consolidated statements of operations.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

4. INVESTMENT SECURITIES (Continued)

        We pledge our investment securities to secure our collateralized debt obligations and borrowings under our secured revolving credit facility. The fair value of the investment securities that we pledged as collateral as of December 31, 2009 and December 31, 2008 is summarized as follows:

	December 31,
Pledged as Collateral:	2009	2008
For borrowings under collateralized debt obligations	$35,536	$51,032
For borrowings under secured revolving credit facility, related party	6,450	4,234

Total	$41,986	$55,266

        The aggregate estimated fair values by underlying credit rating of our investment securities as of December 31, 2009 and December 31, 2008 were as follows:

	December 31, 2009		December 31, 2008
Security Rating	Estimated Fair Value	Percentage	Estimated Fair Value	Percentage
AAA	$—	—%	$—	—%
AA	—	—	—	—
A	—	—	—	—
BBB	3,724	8.70	20,501	28.12
BB	5,451	12.73	18,516	25.39
B	15,506	36.20	13,211	18.12
CCC	9,049	21.13	5,476	7.51
CC	—	—	—	—
C	6,698	15.64	4,431	6.08
Not rated	2,398	5.60	10,781	14.78

Total	$42,826	100.00%	$72,916	100.00%

        The face amount and net unearned discount on our investment securities as of December 31, 2009 and December 31, 2008 were as follows:

	December 31,
Description:	2009	2008
Face amount	$921,994	$1,150,667
Net unearned discount	(891,093)	(1,078,649)

Amortized cost	$30,901	$72,018

        For the years ended December 31, 2009, 2008 and 2007, net discount (premium) on investment securities accreted into interest income totaled $(15,116), $18,323 and $20,129, respectively.

        Commercial Mortgage Backed Securities ("CMBS")—Our investments include CMBS, which are mortgage backed securities that are secured by, or evidence ownership interests in, a single commercial

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

4. INVESTMENT SECURITIES (Continued)

mortgage loan or a partial or entire pool of mortgage loans secured by commercial properties. The securities may be senior, subordinated, investment grade or non-investment grade.

        The following is a summary of our CMBS investments as of December 31, 2009 and December 31, 2008:

December 31, 2009
	Gross Unrealized				Weighted Average
Security Rating	Amortized Cost	Gains	Losses	Estimated Fair Value	Coupon	Book Yield(1)	Market Yield(2)	Term (yrs)
AAA	$—	$—	$—	$—	—%	—%	—%	—
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	3,724	—	—	3,724	5.20	9.74	44.67	5.93
BB	4,895	556	—	5,451	5.34	7.77	44.11	6.59
B	10,374	4,285	—	14,659	5.50	28.36	86.59	6.40
CCC	4,833	3,460	—	8,293	5.19	37.80	614.49	7.78
CC	—	—	—	—	—	—	—	—
C	2,078	1,790	—	3,868	5.09	95.23	487.22	6.64
Not rated	289	1,829	—	2,118	5.11	256.44	2,157.59	9.19

Total CMBS	$26,193	$11,920	$—	$38,113	5.21	31.43	347.01	6.86

December 31, 2008
	Gross Unrealized				Weighted Average
Security Rating	Amortized Cost	Gains	Losses	Estimated Fair Value	Coupon	Book Yield(1)	Market Yield(2)	Term (yrs)
AAA	$—	$—	$—	$—	—%	—%	—%	—
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	17,892	—	—	17,892	5.50	60.77	61.60	7.86
BB	16,204	—	—	16,204	5.44	79.33	81.51	8.01
B	10,409	—	—	10,409	4.84	84.67	92.16	7.99
CCC	3,548	33	—	3,581	5.07	122.87	141.49	8.99
CC	—	—	—	—	—	—	—	—
C	—	—	—	—	—	—	—	—
Not rated	9,256	751	—	10,007	5.05	128.22	147.77	9.53

Total CMBS	$57,309	$784	$—	$58,093	5.19	85.10	92.40	8.28

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

December 31, 2009

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

        The following is a summary of our Non-Agency RMBS investments as of December 31, 2009 and December 31, 2008:

December 31, 2009
	Gross Unrealized				Weighted Average
Security Rating	Amortized Cost	Gains	Losses	Estimated Fair Value	Coupon	Book Yield(1)	Market Yield(2)	Term (yrs)
AAA	$—	$—	$—	$—	—%	—%	—%	—
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	—	—	—	—	—	—	—	—
BB	—	—	—	—	—	—	—	—
B	847	—	—	847	1.73	9.77	59.24	5.65
CCC	756	—	—	756	3.98	12.06	135.51	7.44
CC	—	—	—	—	—	—	—	—
C	2,830	—	—	2,830	4.34	24.81	14,757.34	5.58
Not rated	275	5	—	280	2.87	4,299.67	5,212.70	4.48

Total Non-Agency RMBS	$4,708	$5	$—	$4,713	3.77	270.27	9,204.46	5.82

December 31, 2008
	Gross Unrealized				Weighted Average
Security Rating	Amortized Cost	Gains	Losses	Estimated Fair Value	Coupon	Book Yield(1)	Market Yield(2)	Term (yrs)
AAA	$—	$—	$—	$—	—%	—%	—%	—
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	2,609	—	—	2,609	2.80	284.86	1,139.67	4.45
BB	2,281	31	—	2,312	4.41	115.66	1,227.68	7.86
B	2,802	—	—	2,802	3.90	414.66	447.50	6.33
CCC	1,895	—	—	1,895	4.28	209.01	10,604.96	5.63
CC	—	—	—	—	—	—	—	—
C	4,430	1	—	4,431	3.46	748.21	27,958.06	4.62
Not rated	692	82	—	774	3.61	9,013.01	9,236.65	6.82

Total Non-Agency RMBS	$14,709	$114	$—	$14,823	3.70	824.21	10,671.87	5.66

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

4. INVESTMENT SECURITIES (Continued)

        Other Securities—We invested in the preferred stock of Millerton I CDO with an estimated fair value of $0 as of each of December 31, 2009 and December 31, 2008 and the preferred stock of Millerton II CDO with an estimated fair value of $0 as of each of December 31, 2009 and December 31, 2008. The preferred stock of Millerton I CDO was rated C and the preferred stock of Millerton II CDO was not rated at December 31, 2009.

        Unrealized Losses—We did not own any available-for-sale securities with unrealized losses as of December 31, 2009 or 2008. Since substantial doubt exists about our ability to continue as a going concern, we have determined that it is more likely than not that our investment securities will be required to be sold before we recover our amortized cost basis and accordingly, all unrealized losses on our investment securities have been recognized in earnings.

        Other-Than-Temporary Impairments—For the year ended December 31, 2009, we recorded other-than-temporary impairments totaling $77,947. Impairments on RMBS and CMBS totaled $15,375 and $62,572, respectively. $5,784 of the $77,947 total impairment was recorded during the first quarter of 2009 in accordance with FASB ASC 325-40-65-1 (previously FSP EITF 99-20-1). The remaining $72,163 impairment was recorded in accordance with FASB ASC 320-10-65-1 (previously FSP FAS 115-2) upon the adoption of the standard on April 1, 2009. The impairments were attributed to both credit and non-credit losses. To determine the component of the gross other-than-temporary impairment related to credit losses, we compared the amortized cost basis of each other-than-temporarily impaired security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. Significant judgment of management is required in this analysis that includes, but is not limited to, assumptions regarding the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. Other factors considered in determining the component of other-than-temporary impairments related to credit losses include current subordination levels, interest payment shortfalls, credit ratings and delinquency rates. Other-than-temporary impairment related to non-credit losses was determined based on our assessment that it is more likely than not that our securities will be required to be sold before we recover their amortized cost basis, and therefore this impairment was recognized in earnings. The following table summarizes the amount of

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

4. INVESTMENT SECURITIES (Continued)

other-than-temporary impairments related to credit and non-credit losses since the adoption of FASB ASC 320-10-65-1 through December 31, 2009:

	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included (Offset) in Other Comprehensive Income(1)	Net Other- Than- Temporary Impairments Included in Earnings
April 1, 2009	$72,126	$—	$72,126
Impact of change in accounting principle(2)	—	72,126	(72,126)
Additions due to change in expected cash flows	4,365	809	3,556
Additional increases related to credit loss for OTTI previously recognized in OCI	—	(60,500)	60,500
Reductions due to requirement to sell	711	(7,396)	8,107

December 31, 2009	$77,202	$5,039	$72,163

(1)
The balance as of December 31, 2009 represents the remaining OTTI in OCI of certain securities that are in a net gain position after including accumulated unrealized gains. The net unrealized gain in OCI as of December 31, 2009 was $2,083.

(2)
Represents a reclassification to other comprehensive income of other-than-temporary impairments on securities which were previously recorded in earnings. As discussed in Note 2, upon adoption of FASB ASC 320-10-65-1 these impairments were reassessed and determined to be related to factors other than credit losses.

        For the year ended December 31, 2008, we recorded impairment charges totaling $142,916, which was reclassified out of other comprehensive income. Impairments on RMBS, CMBS and two preferred stock investments during the period totaled $62,689, $79,087 and $1,140, respectively. The impairments were attributed to the decline in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets, and other than temporary declines in market values, which was primarily a consequence of wider spreads affecting market values of the securities.

        For the year ended December 31, 2007, we recorded impairment charges totaling $317,931, which was reclassified out of other comprehensive income. Impairments on RMBS, Agency MBS, CMBS and two preferred stock investments during the period totaled $128,745, $10,556, $174,918 and $3,712, respectively The impairments were attributed to the decline in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets, and other than temporary declines in market values, which was primarily a consequence of wider spreads affecting market values of the securities. In addition, the impairments were attributed to our intent not to hold certain securities to recovery where cost exceeds market value.

        Sale of Investment Securities—During the year ended December 31, 2009, we did not sell any securities. During the year ended December 31, 2008, we sold 40 available-for-sale securities for proceeds of $475,888 and realized a gain of $2,477 and we sold 33 available-for-sale securities for

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

4. INVESTMENT SECURITIES (Continued)

proceeds of $702,469 and realized a loss of $6,291. During the year ended December 31, 2007, we sold 36 available-for-sale securities for proceeds of $828,670 and realized a gain of $2,881 and we sold 40 available-for-sale securities for proceeds of $814,460 and realized a loss of $4,426.

        Average maturity of our investment securities at December 31, 2009 was as follows:

Weighted Average Life
CMBS	3.93
Non-Agency RMBS	3.09

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

5. REAL ESTATE LOANS AND REAL ESTATE LOANS HELD FOR SALE (Continued)

        The following is a summary of our real estate loans as of December 31, 2009 and December 31, 2008:

Loan Type	Number of Loans	Face Value	Carrying Value	Weighted Average Interest Rate		Maturity Date/Range	Weighted Average Years to Maturity
December 31, 2009
Construction loans	1	14,602	—	—	(1)	11/2008(2)	—
Mezzanine loans	1	6,358	—	—	(3)	5/2009(4)	—

	2	$20,960	$—

December 31, 2008
Whole loans	1	$2,522	$2,511	3.73%		11/2009	0.9
Construction loans	1	14,602	400	—	(1)	11/2008(2)	—
Mezzanine loans	1	6,123	6,123	15.00		5/2009	0.4

	3	$23,247	$9,034	11.71	(1)	5/2009–11/2009	0.5

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

        There were no unamortized underwriting fees as of December 31, 2009 and December 31, 2008.

        In 2005, we originated a mezzanine construction loan to develop luxury residential condominiums in Portland, Oregon. The loan was in technical default as of January 1, 2008 and was placed on non-accrual status at such date, and we have received no principal or interest payments during the year ended December 31, 2009 and 2008 on the loan. We have not made any additional advances on this loan during the year ended December 31, 2009 and have no funding obligations under this loan. In January 2009, the senior lender notified the borrower that the senior construction loan was in default, triggering a blockage period of 120 days with respect to our mezzanine construction loan during which period we were precluded from exercising our rights under the mezzanine construction loan. We currently account for this loan as a troubled debt restructuring under FASB ASC 310-40-15-3 (previously SFAS 15), and FASB ASC 310-10-35-13 (previously SFAS 114). As of December 31, 2009, we have recorded a loan loss allowance for the entire outstanding face amount of the loan. As of December 31, 2009 and December 31, 2008, the carrying value of the loan totaled $0 and $400 (inclusive of loan loss provisions of $14,602 and $14,202, respectively).

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

5. REAL ESTATE LOANS AND REAL ESTATE LOANS HELD FOR SALE (Continued)

        In November 2006, we purchased a senior participation interest in a mezzanine loan to develop luxury residential condominiums in New York, New York. The loan was in technical default as of April 2009 and was placed on non-accrual status as of March 31, 2009. We have not made any advances on this loan during the year ended December 31, 2009 and have no funding obligations under this loan. As of December 31, 2009, we have recorded a loan loss allowance for the entire outstanding face amount of the loan (including capitalized interest). As of December 31, 2009 and December 31, 2008, the carrying value of the loan totaled $0 and $6,123 (inclusive of loan loss provisions of $6,358 and $0, respectively).

        The components of our impaired real estate loans as of December 31, 2009 are as follows:

	Mezzanine Construction Loan	Mezzanine Loan(1)	Total
Carrying value—December 31, 2008	$400	$6,123	$6,523
Funding of mezzanine construction loan	—	—	—
Capitalized interest(2)	—	235	235
Provision for loan losses	(400)	(6,358)	(6,758)

Carrying value—December 31, 2009	$—	$—	$—

(1)
Carried at amortized cost as of December 31, 2008 and subsequently carried at market.

(2)
The mezzanine construction loan was placed on non-accrual status as of January 1, 2008 and the mezzanine loan was placed on non-accrual status as of March 31, 2009. No interest income was recorded on the mezzanine construction loan and $235 of interest was capitalized on the mezzanine loan for the year ended December 31, 2009.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

5. REAL ESTATE LOANS AND REAL ESTATE LOANS HELD FOR SALE (Continued)

        The components of our total provision for loan losses on our impaired real estate loans for the years ended December 31, 2007, 2008 and 2009 are as follows:

Reconciliation of Provision for Loan Losses
Balance, December 31, 2006	$—
Additions (subtractions) during period:
Provision for loan losses	4,500
Direct charge offs against the allowance	—
Recoveries of previous charge offs	—

Balance, December 31, 2007	4,500
Additions (subtractions) during period:
Provision for loan losses	9,735
Direct charge offs against the allowance	—
Recoveries of previous charge offs	—

Balance, December 31, 2008	14,235
Additions (subtractions) during period:
Provision for loan losses	6,758
Direct charge offs against the allowance	—
Recoveries of previous charge offs	—

Balance, December 31, 2009	$20,993

        The components of our impaired mezzanine construction loan as of December 31, 2009 and December 31, 2008 are as follows:

	December 31,
	2009	2008
Carrying value—beginning of period	$400	$9,270
Funding of mezzanine construction loan	—	865
Capitalized interest(1)	—	—
Provision for loan losses	(400)	(9,735)

Carrying value—end of period	$—	$400

(1)
The loan was placed on non-accrual status as of January 1, 2008 and no interest income was recorded for 2008.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

5. REAL ESTATE LOANS AND REAL ESTATE LOANS HELD FOR SALE (Continued)

Real Estate Loans Held for Sale

        As of December 31, 2009, we have the intent and ability to sell in the near future two of our real estate loans and therefore, we have classified them as held for sale. The following is a summary of our real estate loans held for sale as of December 31, 2008 and 2009:

Loan Type	Number of Loans	Face Value	Carrying Value	Weighted Average Interest Rate	Maturity Date	Weighted Average Years to Maturity
December 31, 2009
Mezzanine loans	1	$11,063	$4,658	7.32%	2/2016	6.2
Whole loans	1	1,658	1,245	3.48	11/2011	1.9

	2	12,721	5,903	6.82	11/2011-2/2016	5.6

December 31, 2008
Mezzanine loans	1	$11,063	$5,058	7.32%	2/2016	7.2

        For the year ended December 31, 2009, we recorded valuation allowances of $813 on our consolidated statement of operations relating to real estate loans that are held for sale as of December 31, 2009.

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

Other Information Relating to Our Real Estate Loans and Real Estate Loans Held for Sale

        The maturities of our real estate loans, including those held for sale, as of December 31, 2009 are as follows: $1,742 in 2011, $98 in 2012 and $10,881 thereafter.

        We pledge our real estate loans and real estate loans held for sale to secure our secured revolving credit facility. The fair value of the real estate loans, including those held for sale, that we pledged as collateral as of December 31, 2009 and December 31, 2008 is summarized as follows:

	December 31,
Pledged as Collateral:	2009	2008
For borrowings under secured revolving credit facility, related party	$5,903	$13,178

Total	$5,903	$13,178

        As of December 31, 2009 and December 31, 2008, our real estate loans did not include any non-U.S. dollar denominated assets.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

6. COMMERCIAL REAL ESTATE

        The components of commercial real estate as of December 31, 2009 and December 31, 2008 are as follows:

	December 31,
	2009	2008
Land	$17,428	$17,428
Buildings and improvements	222,045	222,045

Commercial properties	239,473	239,473
Less: Accumulated depreciation	(17,719)	(11,214)

Total	$221,754	$228,259

        The depreciation expense related to commercial real estate included in the operating results for the years ended December 31, 2009, December 31, 2008 and December 31, 2007 was $6,505, $6,504 and $4,710, respectively.

        The following is a schedule of future minimum rent payments to be received under the leases at the three properties owned:

Rent Payments
2010	$11,575
2011	11,807
2012	12,043
2013	12,283
2014	12,529
Thereafter	101,206

7. OTHER INVESTMENTS

        The components of other investments as of December 31, 2009 and December 31, 2008 are as follows:

	December 31,
	2009	2008
Investment in trust preferred securities	$1,550	$1,550

Total other investments	$1,550	$1,550

        In March 2008, we sold our investment in a private equity fund that invests in real estate investments (that is managed by an affiliate of our Manager) to an affiliate of our Manager and incurred no gain or loss. The sale was approved by the independent members of our board of directors. As of December 31, 2009 and December 31, 2008, we had no further capital commitment to the private equity fund. Distributions from the fund totaled $0 and $426 for the years ended December 31, 2009

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

7. OTHER INVESTMENTS (Continued)

and 2008, respectively. Income (loss) from the interest in equity investment for the years ended December 31, 2009 and 2008 can be broken down in the following components:

	Year Ended December 31,
	2009	2008
Income from equity investment before management and promote fees	$—	$123
Management fee	—	(30)
Promote fee	—	(133)

Income (loss) from equity investment	$—	$(40)

8. INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES

        The intangible assets and liabilities arose on the acquisition of the commercial real estate properties in March 2007 and September 2007. As of December 31, 2009 and December 31, 2008, the components of intangible assets are as follows:

	December 31, 2009	Weighted Average Life (Years)	December 31, 2008	Weighted Average Life (Years)
Lease origination costs	$82,228	12.1	$82,228	13.1
Below-market ground lease	2,919	56.3	2,919	57.3
Mineral rights	303		303

Total	85,450		85,450
Less: Accumulated amortization	(15,542)		(9,909)

Intangible assets	$69,908		$75,541

        The amortization of lease origination costs for the years ended December 31, 2009, 2008 and 2007 was $5,584, $5,584 and $4,237, respectively, and is included in depreciation and amortization expense. The amortization of a below-market ground lease, which is included in commercial real estate expenses, for the years ended December 31, 2009, 2008 and 2007 was $49, $49 and $39, respectively. The estimated amortization of these intangible assets is $5,633 per year for each of the next five years.

        Below market leases, net of amortization, which are classified as intangible liabilities, are $66,785 as of December 31, 2009 and $72,265 as of December 31, 2008. The amortization of intangible liabilities included in rental income for the years ended December 31, 2009, 2008 and 2007 was $5,480, $5,480 and $4,057, respectively. The estimated amortization is $5,480 per year for each of the next five years.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

9. DEBT AND OTHER FINANCING ARRANGEMENTS

        The following is a summary of our debt as of December 31, 2009 and December 31, 2008:

Type of Debt:	December 31, 2009	December 31, 2008
Collateralized debt obligations, at fair value	$33,617	$45,429
Junior subordinated notes held by trust that issued trust preferred securities	51,550	51,550
Mortgages payable	219,380	219,380
Secured revolving credit facility, related party	28,920	32,920

Total Debt	$333,467	$349,279

        Collateralized Debt Obligations—In November 2005, we issued approximately $377,904 of CDOs ("CDO I") through two newly-formed subsidiaries, Crystal River CDO 2005-1, Ltd. (the "2005 Issuer") and Crystal River CDO 2005-1 LLC (the "2005 Co-Issuer"). CDO I consists of $227,500 of investment grade notes and $67,750 of non-investment grade notes, each with a final contractual maturity date of March 2046, which were co-issued by the 2005 Issuer and the 2005 Co-Issuer, and $82,654 of preference shares, which were issued by the 2005 Issuer. We retained all of the non-investment grade securities, the preference shares and the common shares in the 2005 Issuer. The 2005 Issuer holds assets, currently consisting of CMBS and RMBS, which serve as collateral for CDO I. Investment grade notes in the aggregate principal amount of $217,500 were issued with floating coupons with a combined weighted average interest rate of three-month LIBOR plus 0.58% and these notes were hedged at an annual rate of 5.068% to protect CDO I from increases in short-term interest rates. In addition, $10,000 of investment grade notes were issued with a fixed coupon rate of 6.02%. CDO I may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of CDO I. Thereafter, CDO I's securities will be retired in sequential order from the senior-most to junior-most as loans are repaid. We incurred approximately $5,906 of issuance costs, which is amortized over the average life of CDO I. The 2005 Issuer and 2005 Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. As of December 31, 2009 and December 31, 2008, CDO I was collateralized by investment securities with fair values of $6,435 and $17,550, respectively. As of January 1, 2008, we elected the fair value option under FASB ASC 825-10-45-1 (previously SFAS 159) for our collateralized debt obligations, and the fair value of the investment grade notes that CDO I issued that are held by third parties as of December 31, 2009 and December 31, 2008 was $5,723 and $16,192, respectively ($132,260 and $142,183 par amount, respectively). Beginning in June 2008, CDO I began to fail certain over-collateralization triggers. During this period of failure, all notes subordinate to the most senior class with a relevant trigger failure will not receive their quarterly interest payments. The money that otherwise would be paid to those classes is used instead to pay down the principal balance of the senior-most outstanding notes. During the years ended December 31, 2009 and 2008, $518 and $0, respectively, was diverted from the affected classes to amortize senior notes issued by CDO I, and $9,406 and $0, respectively, of senior notes was otherwise repaid as provided in the indenture governing the CDO I notes. On September 2, 2009, the trustee of CDO 1 issued a "Notice of Event of Default"

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

to the collateral manager for CDO I because of a failure by CDO I to pay interest on the Class D notes. This event of default entitles noteholders of the senior class of notes, the Class A notes, to direct the trustee to take particular actions with respect to the collateral owned by CDO I and the CDO notes issued by CDO I. The event of default did not trigger a reconsideration event under FASB ASC 810-10-25-39 through 25-41 (previously FIN 46R) and has no impact on our consolidated financial statements during the third quarter.

        In January 2007, we issued approximately $390,338 of CDOs ("CDO II") through two newly-formed subsidiaries, Crystal River Capital Resecuritization 2006-1 Ltd. (the "2006 Issuer") and Crystal River Capital Resecuritization 2006-1 LLC (the "2006 Co-Issuer"). CDO II consists of $324,956 of investment grade notes and $14,638 of non-investment grade notes, each with a final maturity date of September 2047, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $19,517 of non-investment grade notes and $31,227 of preference shares, which were issued by the 2006 Issuer. The 2006 Issuer initially held cash totaling $58,600 that was designated for the future funding of additional investments, all of which was invested during 2007. We retained all of the non-investment grade securities, the preference shares and the common shares in the 2006 Issuer. The 2006 Issuer holds assets, consisting of CMBS, which serve as collateral for CDO II. Investment grade notes in the aggregate principal amount of $324,956 were issued with floating coupons with a combined weighted average interest rate of one-month LIBOR plus 0.57% and these notes were hedged at an annual rate of 4.955% to protect CDO II from increase in short-term interest rates. We incurred approximately $6,006 of issuance costs, which is being amortized over the average life of CDO II. The 2006 Issuer and the 2006 Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. As of December 31, 2009 and December 31, 2008, CDO II was collateralized by investment securities with a fair value of $29,101 and $33,482, respectively. As of January 1, 2008, we elected the fair value option under FASB ASC 825-10-45-1 (previously SFAS 159) for our collateralized debt obligations, and the fair value of the investment grade notes that CDO II issued that are held by third parties as of December 31, 2009 and December 31, 2008 was $27,894 and $29,237, respectively ($323,002 and $324,844 par amount, respectively). During the years ended December 31, 2009 and 2008, $1,842 and $112, respectively, of cash flows from "distressed securities" owned by CDO II was diverted from the equity class to amortize senior notes issued by CDO II.

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

December 31, 2009

(dollars in thousands, except per share data)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

Early repayments or sales of the underlying mortgage loans required repayment of a portion of the senior mortgage-backed notes. The senior mortgage-backed notes were treated as a secured financing, and were non recourse to us. We incurred financing costs of $611, which were deferred and were being amortized over the term of the senior mortgage-backed notes. During the year ended December 31, 2008, we expensed $543 of deferred financing costs in connection with our redemption of the senior mortgage-backed notes (see below), which was recorded in other expenses on our statements of operations.

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

        Mortgages Payable—In March 2007, we financed a portion of our purchase of two office buildings located in Houston, Texas and Phoenix, Arizona, with a $198,500 mortgage loan that bears interest at an annual rate of 5.509% and matures on April 1, 2017. The mortgage provides for payments of interest only throughout the term of the loan and the entire principal is due at maturity. We have pledged our interest in the two office buildings, the related leases and the related rent enhancement receivables, related party, as collateral for this mortgage loan. We incurred financing costs of $209, which have been deferred and are being amortized over the term of the loan. In September 2007, we financed a portion of our purchase of one office building located in Arlington, Texas with a $20,880 mortgage loan that bears interest at an annual rate of 6.29% and matures on October 1, 2017. The mortgage provides for payments of interest only until October 1, 2010, after which we will be required to make monthly payments of $129 in respect of principal and interest. We will be required to pay the

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

remaining principal and accrued interest at maturity. We have pledged our interest in the Arlington office building, the related lease and the related rent enhancement receivables, related party, as collateral for this mortgage loan. We incurred financing costs of $98, which have been deferred and are being amortized over the term of the loan.

        Revolving Credit Facility—In August 2007, we entered into a $100,000 unsecured 364-day credit facility with Brookfield US Corporation (f/k/a Brascan (U.S.) Corp.), an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100,000 in the aggregate and to reduce the interest rate to LIBOR + 2.50%. In March 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth (as defined in the facility) and to eliminate the financial covenants relating to minimum net income (as defined in the facility), compliance with a maximum leverage ratio and compliance with an interest rate sensitivity requirement. In August 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of June 30, 2008, to revise the financial covenant relating to minimum net worth. In February 2009, we and Brookfield US Corporation amended the terms of the facility to extend the term of the facility from May 2009 to May 2010, to lower the borrowing capacity under the facility from $100,000 to $50,000 and, effective as of December 31, 2008, to delete the financial covenant relating to minimum net worth. The secured facility bears interest at LIBOR + 2.50%. In February 2010, we and Brookfield US Corporation amended the terms of our secured revolving credit facility to extend the term of the facility from May 2010 to August 2010 unless sooner terminated as provided in the credit agreement. The credit facility and the amendments were approved by the independent members of our board of directors. The credit agreement contains customary representations, warranties and covenants, including covenants limiting dividends, liens, mergers, asset sales and other fundamental changes. In addition, if our current manager, Crystal River Capital Advisors, LLC, or another wholly owned subsidiary of Brookfield Asset Management Inc. is not acting as our manager, then Brookfield US Corporation may accelerate all amounts due under our revolving credit facility. We incurred financing costs of $8, which have been deferred and are being amortized over the term of the secured revolving credit facility.

        Restrictive Covenants and Maturities—Certain of our repurchase agreements (none of which were in use as of December 31, 2009 or December 31, 2008) contain financial covenants, such as maintaining a specific net asset value or worth, and certain of such repurchase agreements and our revolving credit facility contain covenants requiring us to maintain our REIT status. We were in compliance with respect to all our financial covenants under agreements for which we had outstanding borrowings as of December 31, 2009.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

        Scheduled Debt Maturities—Scheduled maturities of our debt as of December 31, 2009 are as follows:

	CDO(1)	Junior Subordinated Notes	Mortgages Payable	Secured Revolving Credit Facility, Related Party	Totals
2010	$—	$—	$40	$28,920	$28,960
2011	—	—	245	—	245
2012	—	—	261	—	261
2013	—	—	278	—	278
2014	—	—	296	—	296
Thereafter	455,262	51,550	218,260	—	725,072

	$455,262	$51,550	$219,380	$28,920	$755,112

(1)
Amount is based on unpaid principal balance. As of December 31, 2009, the difference between fair value and unpaid principal balance is $421,645.

        Interest Expense—Interest expense is comprised of the following:

	Year Ended December 31,
	2009	2008	2007
Interest on repurchase agreements	$—	$12,661	$115,422
Interest expense (income) on interest rate swap agreements	1,369	2,049	(9,106)
Interest on CDO notes	5,735	17,721	29,670
Interest on senior mortgage-backed notes, related party	—	1,687	4,030
Interest on mortgages payable	12,419	12,453	9,075
Interest on junior subordinated notes	3,959	3,959	3,079
Interest on short-term debt	—	—	617
Interest on secured revolving credit facility, related party	884	2,738	342
Interest on margin borrowing	—	—	90
Amortization of deferred financing costs	77	275	3,411
Other	—	—	167

Total interest expense	$24,443	$53,543	$156,797

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

9. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

        Interest payable is comprised of the following:

	December 31,
	2009	2008
Interest on CDO notes	$793	$516
Interest on mortgages payable	113	113
Interest on junior subordinated notes	671	671
Interest on secured revolving credit facility, related party	37	57

Total interest payable	$1,614	$1,357

10. COMMITMENTS AND CONTINGENCIES

        We invest in real estate construction loans. During the years ended December 31, 2009 and 2008, we made advances of $0 and $929, respectively, under these commitments. As of December 31, 2009, we had no unfunded commitments to fund any real estate loans.

        In January 2007, we made a $28,462 investment in a private equity fund that invests in real estate investments. The fund is managed by an affiliate of our Manager and the investment was approved by the independent members of our board of directors. In connection with that investment, we agreed to a future capital commitment of $10,392. Certain distributions from the private equity fund may be recalled by the fund's manager for reinvestment purposes. During March 2008, we sold our investment in the private equity fund to an affiliate of our Manager and the purchaser of our investment assumed our unfunded capital commitment. Accordingly, as of December 31, 2009, we had no further commitment with respect to this investment.

        In June 2008, we sold 11 whole loans to a third party (See Note 5). In connection with the sale, we entered into a yield maintenance agreement which serves to protect the buyer against potential prepayments of those 11 whole loans. In accordance with the agreement, we deposited $4,096 into a restricted trust account to serve as collateral for the potential loss contingency. The agreement provides for the release to be evaluated quarterly to either the buyer or us of a proportionate share of the collateral contingent on any prepayments of the 11 whole loans. During the years ended December 31, 2009 and December 31, 2008, $532 and $153, respectively, was released to us from the restricted trust account. As of December 31, 2009, our maximum loss contingency under this agreement totaled $3,213. The initial accrued loss contingency was recorded as additional realized loss on the sale of real estate loans in our statement of operations during 2008. As of December 31, 2009, we had an accrued loss contingency totaling $110 (compared to our maximum exposure to loss of $3,213 as of such date) based on assumptions developed by management relating to the timing and value of expected prepayments on the 11 loans.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

11. RISK MANAGEMENT TRANSACTIONS (Continued)

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

        As of December 31, 2009 and December 31, 2008, we did not have any foreign currency swaps in place.

        The fair value of our derivatives as of December 31, 2009 and December 31, 2008 consisted of the following:

	December 31,
	2009	2008
Derivative Assets:
Interest rate swaps	$—	$—
Interest receivable—swaps	—	—

Total derivative assets	$—	$—

Derivative Liabilities:
Interest rate swaps	$25,308	$37,659
Credit default swaps	9,628	19,140
Interest payable—swap	441	366
Other	1	481

Total derivative liabilities	$35,378	$57,646

        The notional amount of our open undesignated interest rate swap positions as of December 31, 2009 and December 31, 2008 were as follows:

	December 31,
	2009	2008
Interest rate swaps on CDO I notes	$40,493	$44,549
Interest rate swaps on CDO II notes	240,467	240,467

	$280,960	$285,016

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

11. RISK MANAGEMENT TRANSACTIONS (Continued)

        As of December 31, 2009 and December 31, 2008, we had unhedged liabilities under our secured revolving credit facility totaling $28,920 and $32,920, respectively.

        During the year ended December 31, 2009, the change in the valuation of the interest rate swaps in the amount of $12,353 was recorded in realized and unrealized loss on derivatives on our statement of operations. The net unamortized deferred losses on settled and unsettled swaps as of December 31, 2009 and December 31, 2008 were $9,170 and $10,539, respectively, and are being amortized into earnings through interest expense.

        Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815-10-50-4(e) (previously SFAS 133). Changes in the fair value of derivatives not designated in hedging relationships recorded directly in earnings for the years ended December 31, 2009, 2008 and 2007 totaled $12,353, $17,950 and $6,383, respectively.

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

        The components of our accumulated derivative gain (loss) included in other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2009	2008	2007
Net unrealized accumulated derivative gain (loss) on active and settled interest rate swaps and caps—beginning of year	$(10,539)	$(25,219)	$9,651
Net change in active and settled swaps	—	4,199	(32,643)
Net realized losses on settled swaps reclassified into earnings	—	8,982	—
Net realized (gains) losses on settled and active swaps amortized into earnings	1,369	1,499	(2,227)

Net unrealized accumulated derivative loss on active and settled interest rate swaps and caps—end of year	$(9,170)	$(10,539)	$(25,219)

        Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During 2009, an additional $1,369 was reclassified as an increase in interest expense. During the year ended December 31, 2009, we accelerated the reclassification of a $167 loss in other comprehensive loss to earnings as a result of the hedged forecasted transactions becoming probable not to occur. No such acceleration occurred during the years ended December 31, 2008 or 2007. We estimate that an additional $1,203 will be reclassified into earnings.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

11. RISK MANAGEMENT TRANSACTIONS (Continued)

        The components of net realized and unrealized loss on derivatives are as follows:

	Year Ended December 31,
	2009	2008	2007
Realized/unrealized losses on credit default swaps ("CDS")	$(488)	$(16,481)	$(76,141)
Realized/unrealized losses on foreign currency swaps ("FCS")	—	—	(5,149)
Unrealized losses on hedge ineffectiveness	(12,918)	(10,789)	(1,227)
Unrealized gains (losses) on economic hedges not designated for hedge accounting	12,353	(22,703)	(3,105)
Net realized losses on settlement of interest rate swaps	—	(20,994)	(1,089)
Premium earned on CDS	191	450	2,212
Swap transaction expense	(29)	(162)	(452)
Other	479	—	—

Net realized and unrealized losses on derivatives	$(412)	$(70,679)	$(84,951)

        As of December 31, 2009 and December 31, 2008, we were not required to provide any collateral in respect of our interest rate swaps.

        The maturities of the notional amounts of our interest rate swaps outstanding as of December 31, 2009 are as follows: $40,493 in 2013 and $240,467 in 2018.

        As of December 31, 2009 and December 31, 2008, we held various credit default swaps, as the protection seller, with notional amounts (maximum exposure to loss) of $10,000 and $20,000, respectively. A credit default swap is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard CDS contract, one party, referred to as the protection buyer, purchases credit default protection from another party, referred to as the protection seller, for a specific notional amount of obligations of a reference entity. In these transactions, the protection buyer pays a premium to the protection seller. The premium generally is paid monthly in arrears, but may be paid in full up front in the case of a CDS with a short maturity. Generally, if a credit event occurs during the term of the CDS, the protection seller pays the protection buyer the notional amount and takes delivery of the reference entity's obligation. CDS are generally unconditional, irrevocable and non-cancelable. During the year ended December 31, 2008, we closed out six CDS on single names in an aggregate notional amount of $55,000, with a realized loss of approximately $30,249, of which $19,780 was accrued in 2007 as an unrealized loss. At December 31, 2009, the fair value of our net liability relating to credit default swap contracts was $9,628, compared to a net liability of $19,140 at December 31, 2008, primarily as a result of the occurrence of a credit event on the reference obligation underlying one of our CDS on which we sold protection, which required us to make payments on that CDS in the amount of $10,000 during the year ended December 31, 2009. As of December 31, 2009, we had posted cash of $10,497 as collateral in connection with our single name CDS, which is included in restricted cash on the balance sheet.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

11. RISK MANAGEMENT TRANSACTIONS (Continued)

        The components of our outstanding credit default swaps as of December 31, 2009 are as follows:

FHLT 2005-1 M8
Notional amount	$10,000
Expiration date	6/25/2035
Fair value	$(9,628)
Exposure to loss	$372

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

        During the year ended December 31, 2009, we issued 4,000 shares of restricted common stock and 6,000 restricted stock units in the aggregate to the independent members of our board of directors, all

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

12. STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE PLAN (Continued)

of which such shares of restricted common stock and restricted stock units will vest on the first anniversary of issuance. In addition, during the year ended December 31, 2009, we issued 249,975 deferred stock units to certain independent members of our board of directors. Of these amounts, 160,345 deferred stock units and restricted stock units and 4,000 shares of restricted stock were issued in lieu of cash remunerations. These independent members of our board of directors fully vested in the deferred stock units at the date of grant.

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

        The fair value of unvested shares of the restricted stock issued to our Manager, directors and employees of our Manager's affiliates as of December 31, 2009 and 2008 was $2 and $1, respectively, and the fair value of unvested stock options granted as of each of December 31, 2009 and December 31, 2008 was $0 ($0 per share). For the years ended December 31, 2009, 2008 and 2007, $9, $8 and $643, respectively, was expensed relating to the amortization of the restricted stock and the stock options. For the years ended December 31, 2009, 2008 and 2007, $167, $319 and $497, respectively, was expensed relating to the amortization of deferred stock units.

        The Binomial option pricing model was used for pricing our stock options with the following assumptions as of March 15, 2008:

March 15, 2008(1)
Strike price	$25.00
Dividend yield	25.61%
Expected volatility	35.0%
Risk free interest rate	5.0%
Expected life of options	6 years

(1)
March 15, 2008 represents the vesting date of all outstanding stock options.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

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

        Restricted stock activity from inception is as follows:

	Number of Shares of Restricted Stock	Weighted Average Fair Value
Non-vested stock awards, March 15, 2005	—	—
Granted	84,000	$25.00
Vested	—	—
Forfeited	—	—

Non-vested stock awards, December 31, 2005	84,000	25.00
Granted	38,000	24.86
Vested	(28,662)	25.00
Forfeited	(4,000)	25.00

Non-vested stock awards, December 31, 2006	89,338	24.94
Granted	2,000	26.85
Vested	(40,667)	24.87
Forfeited	(20,000)	25.00

Non-vested stock awards, December 31, 2007	30,671	25.12
Granted	2,000	5.52
Vested	(30,671)	25.12
Forfeited	—	—

Non-vested stock awards, December 31, 2008	2,000	5.52
Granted	4,000	1.94
Vested	(2,000)	5.52
Forfeited	—	—

Non-vested stock awards, December 31, 2009	4,000	1.94

Price range of stock awards outstanding	$1.94 – $26.85

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

12. STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE PLAN (Continued)

        Information regarding the granted and outstanding options to purchase our common stock since inception is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding at March 15, 2005	—	—	—
Granted	126,000	$25.00	$2.19
Exercised	—	—	—
Forfeited	—	—	—

Options outstanding at December 31, 2005	126,000	$25.00	$2.19
Granted	4,000	$25.00	$2.49
Exercised	—	—	—
Forfeited	—	—	—

Options, outstanding at December 31, 2006	130,000	$25.00	$2.63
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Options, outstanding at December 31, 2007	130,000	$25.00	$0.21
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Options, outstanding at December 31, 2008	130,000	$25.00	$0.21
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Options, outstanding at December 31, 2009	130,000	$25.00	$0.00

	December 31,
	2009	2008	2007
Options exercisable at end of period	130,000	130,000	86,660
Exercise price of options outstanding	$25.00	$25.00	$25.00
Weighted-average remaining contractual life	5.21 years	6.21 years	7.21 years

        The intrinsic value of our exercisable and outstanding stock options as of December 31, 2009 was $0.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

12. STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE PLAN (Continued)

        Information regarding outstanding deferred stock units since inception is as follows:

	Number of Deferred Stock Units	Weighted Average Fair Value
Deferred Stock Units outstanding at March 15, 2005	—	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Deferred Stock Units outstanding at December 31, 2005	—	—

Granted	21,690	$23.73
Exercised	—	—
Forfeited	—	—

Deferred Stock Units outstanding at December 31, 2006	21,690	$23.73
Granted	20,729	$22.74
Exercised	—	—
Forfeited	—	—

Deferred Stock Units outstanding at December 31, 2007	42,419	$23.25
Granted	158,168	$2.15
Exercised	—	—
Forfeited	—	—

Deferred Stock Units outstanding at December 31, 2008	200,587	$6.61
Granted	249,975	$1.06
Exercised	—	—
Forfeited	—	—

Deferred Stock Units outstanding at December 31, 2009	450,562	$3.53

        The following table shows our stock repurchase activity during 2007; there was no stock repurchase activity during 2008 or 2009.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
August 21 – 31, 2007	55,400	$14.48	55,400	1,944,600
September 1 – 30, 2007	119,600	15.28	175,000	1,825,000
October 1 – 31, 2007	59,700	17.24	234,700	1,765,300
November 1 – 30, 2007	64,600	13.39	299,300	1,700,700
December 1 – 31, 2007	—	—	299,300	1,700,700

(1)
On August 7, 2007, our board of directors authorized and announced the repurchase of 2,000,000 shares of our common stock in open-market or in privately negotiated transactions. The amount

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

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

(2)
Includes brokerage commissions.

        Accumulated other comprehensive loss as of December 31, 2009 and December 31, 2008 was comprised of the following:

	December 31, 2009	December 31, 2008
Net unrealized gains on available-for-sale securities	$2,083	$724
Net realized and unrealized losses on interest rate swap agreements accounted for as cash flow hedges	(9,170)	(10,539)

Total accumulated other comprehensive loss	$(7,087)	$(9,815)

        Total comprehensive loss totaled $85,552, $299,756 and $374,571 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

        Market risk reflects changes in the value of the investment securities and real estate loans due to changes in interest rates or other market factors, including the rate of prepayments of principal and the value of the collateral underlying our investment securities and real estate loans.

        As of December 31, 2009 and December 31, 2008, the mortgage loans in the underlying collateral pools for all securities we owned were secured by properties predominantly in Arizona (12% in 2009, 10% in 2008), California (12% in 2009, 14% in 2008), Florida (6% in 2009, 5% in 2008), New York (10% in 2009, 13% in 2008) and Texas (15% in 2009, 12% in 2008). All other states comprise individually less than 5% as of December 31, 2009 and December 31, 2008.

        As of December 31, 2009 and December 31, 2008, we had a concentration of tenant risk relating to our commercial real estate properties. Our commercial real estate properties are leased on a triple net basis to JPMorgan Chase under leases that expire in 2021 for our Houston, Texas and Phoenix, Arizona properties and in 2027 for our Arlington, Texas property. In addition, rental income from our commercial real estate segment represented 42.7% and 15.9% of our total revenue for the years ended December 31, 2009 and December 31, 2008, respectively.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

14. RELATED PARTY TRANSACTIONS

        We have entered into a management agreement, as amended (the "Agreement"), with our Manager. The initial term of the Agreement expired in December 2008 and was renewed for a one-year term. After the initial term, the Agreement will be automatically renewed for a one-year term each anniversary date thereafter unless we or our Manager terminate the Agreement. The Agreement provides that our Manager will provide us with investment management services and certain administrative services and will perform our day-to-day operations. The monthly base management fee for such services is equal to 1.5% of one-twelfth of our equity, as defined in the Agreement, payable in arrears. In future periods, to the extent that our equity is negative, we expect that our base management fee would be zero. The current term of the Agreement will expire in December 2010.

        In addition, under the Agreement, our Manager earns a quarterly incentive fee equal to 25% of the amount by which the quarterly net income per share, as defined in the Agreement (which principally excludes the effect of stock compensation and the unrealized change in derivatives), exceeds an amount equal to the product of the weighted average of the price per share of the common stock we issued in the Private Offering and in the Public Offering and the price per share of common stock in any subsequent offerings by us, multiplied by the higher of (i) 2.4375% or (ii) 25% of the then applicable 10 year Treasury note rate plus 0.50%, multiplied by the then weighted average number of outstanding shares for the quarter. The incentive fee is paid quarterly. The Agreement provides that 10% of the incentive management fee is to be paid in shares of our common stock (providing that such payment does not result in our Manager owning directly or indirectly more than 9.8% of our issued and outstanding common stock) and the balance is to be paid in cash. Our Manager may, at its sole discretion, elect to receive a greater percentage of its incentive management fee in shares of our common stock. The incentive management fees included in our consolidated statements of operations that were incurred during the years ended December 31, 2009, 2008 and 2007 were $0, $0 and $124, respectively. In accordance with the Agreement, we issued to our Manager shares of our common stock in respect of 10% of such incentive management fees, which totaled 445 shares for the year ended December 31, 2007.

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

        We issued to our Manager 84,000 shares of our restricted common stock and granted options to purchase 126,000 shares of our common stock for a 10 year period at a price of $25 per share in March 2005. We issued to one of our executive officers 30,000 shares of restricted common stock in March 2006. 10,000 of such shares vested on March 15, 2007 and the remaining 20,000 shares were forfeited in April 2007 when the executive officer to whom such shares were issued resigned from his position with us. We issued to one of our directors 2,000 shares of restricted stock in May 2007 which vested on the

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

14. RELATED PARTY TRANSACTIONS (Continued)

first anniversary of their date of issuance, we issued to one of our directors 2,000 shares of restricted stock in June 2008 which vested on the first anniversary of their date of issuance, and we issued to two of our directors an aggregate of 4,000 shares of restricted stock in June 2009, which will vest on the first anniversary of their date of issuance. For the years ended December 31, 2009, 2008 and 2007, the base management expense was $0, $1,253 and $5,823, respectively. Included in the management fee expense for the years ended December 31, 2009, 2008 and 2007 is $0, $(27) and $555, respectively, of amortization of stock-based compensation related to restricted stock and options granted. For management fees earned during the year ended December 31, 2008, we issued to our Manager 68,338 shares of common stock on May 2, 2008; 99,998 shares of common stock on August 6, 2008; 29,969 shares of common stock on October 31, 2008.

        The Agreement provides that we are required to reimburse our Manager for certain expenses incurred by our Manager on our behalf provided that such costs and reimbursements are no greater than that which would be paid to outside professionals or consultants on an arm's length basis. For the years ended December 31, 2009, 2008 and 2007, we were not charged any reimbursable costs by our Manager.

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

        In February 2007, we entered into a sale and purchase agreement with BREOF BNK Fannin LP and BREOF BNK Phoenix LLC, two subsidiaries of a real estate opportunity fund sponsored by Brookfield and managed by a Brookfield subsidiary, to acquire two commercial properties for a total purchase price of $234,710. We paid the purchase price for the properties with the proceeds from a $198,500 mortgage loan from an external lender that bears interest at an annual rate of 5.509% and matures on April 1, 2017 and with available cash. In addition to the sale and purchase agreement, we entered into rent enhancement agreements with BREOF BNK Fannin LP and BREOF BNK Phoenix LLC under which we will receive monthly rent enhancement payments through 2015 totaling $15,905.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

14. RELATED PARTY TRANSACTIONS (Continued)

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

        In August 2007, we entered into a $100,000 unsecured 364-day credit facility with Brookfield US Corporation (f/k/a Brascan (U.S.) Corp.), an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100,000 in the aggregate and to reduce the interest rate to LIBOR + 2.50%. In March 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth (as defined in the facility) and to eliminate the financial covenants relating to minimum net income (as defined in the facility), compliance with a maximum leverage ratio and compliance with an interest rate sensitivity requirement. In August 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of June 30, 2008, to revise the financial covenant relating to minimum net worth. In February 2009, we and Brookfield US Corporation amended the terms of the facility to extend the term of the facility from May 2009 to May 2010, to lower the borrowing capacity under the facility from $100,000 to $50,000 and, effective as of December 31, 2008, to delete the financial covenant relating to minimum net worth. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendments were approved by the independent members of our board of directors. The credit agreement contains customary representations, warranties and covenants, including covenants limiting dividends, liens, mergers, asset sales and other fundamental changes. In addition, if our current manager, Crystal River Capital Advisors, LLC, or another wholly owned subsidiary of Brookfield Asset Management Inc. is not acting as our manager, then Brookfield US Corporation may accelerate all amounts due under our revolving credit facility. We incurred financing costs of $8, which have been deferred and are being amortized over the term of the secured revolving credit facility.

        In August 2007, we sold one whole loan to an affiliate of our Manager at its carrying value plus accrued interest receivable, for total proceeds of $45,369.

        In September 2007, we entered into a sale and purchase agreement with BREOF BNK2 Arlington LP, a subsidiary of a real estate opportunity fund sponsored by Brookfield and managed by a Brookfield subsidiary, to acquire one commercial property for a total purchase price of $26,494. We paid the purchase price for the property with the proceeds from a $20,880 mortgage loan from an external lender that bears interest at an annual rate of 6.29% and matures on October 1, 2017 and with available cash. In addition to the sale and purchase agreement, we entered into rent enhancement agreements with BREOF BNK2 Arlington LP under which we will receive monthly rent enhancement payments through 2019 totaling $6,902.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

14. RELATED PARTY TRANSACTIONS (Continued)

        The following amounts from related party transactions are included in our consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Interest income from real estate loans to related parties	$—	$—	$1,517
Interest expense on indebtedness to related parties	(884)	(4,425)	(8,891)
Interest income from rent enhancement receivables from related parties	750	882	606
Income (loss) from equity investment in private investment fund managed by related party	—	(40)	2,610

        The following amounts from related party transactions are included in our consolidated balance sheets as of December 31, 2009 and December 31, 2008:

	December 31,
	2009	2008
Interest payable on indebtedness to related parties	$37	$57
Rent enhancement receivable from related parties	11,439	13,828
Secured revolving credit facility, related party	28,920	32,920

        We and our Manager have entered into sub-advisory agreements with other affiliated entities and the fees payable under such agreements will be paid from any management fees earned by our Manager. In addition, certain of these affiliated sub-advisory entities introduced investments to us for purchase that we acquired for a total of $0, $0 and $289,009 during the years ended December 31, 2009, 2008 and 2007, respectively. The purchase price of three commercial real estate properties that we purchased during the year ended December 31, 2007 from an affiliate of our Manager, at a total cost of $260,543, were determined as part of a competitive bid process, and the purchase price of our investment in a private equity fund managed by an affiliate of our Manager, at a total initial cost of $28,462, was acquired at its book value assuming hypothetical liquidation. All such acquisitions were approved in advance by the independent members of our board of directors.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

15. EARNINGS PER SHARE

        The following table sets forth the calculation of Basic and Diluted EPS for the years ended December 31, 2009, 2008 and 2007 (in thousands, except share and per share amounts):

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
	Net Loss	Weighted Average Number of Shares Outstanding(1)	Per Share Amount	Net Loss	Weighted Average Number of Shares Outstanding(1)	Per Share Amount	Net Loss	Weighted Average Number of Shares Outstanding(1)	Per Share Amount
Basic EPS:
Net loss per share of common stock	$(88,280)	25,211,260	$(3.50)	$(307,092)	24,866,206	$(12.35)	$(345,878)	24,962,708	$(13.86)
Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	—		—	—		—	—

Diluted EPS:
Net loss per share of common stock and assumed conversions	$(88,280)	25,211,260	$(3.50)	$(307,092)	24,866,206	$(12.35)	$(345,878)	24,962,708	$(13.86)

(1)
Including other participating securities.

        As of each of December 31, 2009, 2008 and 2007, options to purchase a total of 130,000 shares of common stock have been excluded from the computation of diluted EPS as they were determined to be antidilutive.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts and estimated fair values of our other financial instruments as of December 31, 2009 and December 31, 2008 were as follows:

	December 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Investment securities	$42,826	$42,826	$72,916	$72,916
Real estate loans	—	—	9,034	8,520
Real estate loans held for sale	5,903	5,903	5,058	5,058
Other investments	1,550	243	1,550	297
Derivative assets			—	—
Liabilities:
Collateralized debt obligations	33,617	33,617	45,429	45,429
Junior subordinated notes	51,550	8,087	51,550	9,865
Mortgages payable	219,380	147,873	219,380	128,235
Secured revolving credit facility, related party	28,920	28,631	32,920	32,112
Derivative liabilities	35,378	35,378	57,280	57,280

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

16. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The methodologies used and key assumptions made to estimate fair values are as follows:

        Investment securities—The fair value of investment securities is estimated by obtaining broker quotations, where available, based upon reasonable market order indications or a good faith estimate thereof. For securities where market quotes are not readily obtainable, management also may estimate values, and considers factors including the credit characteristics and term of the underlying security, market yields on securities with similar credit ratings, and sales of similar securities, where available.

        Real estate loans and real estate loans held for sale—The fair value of our loan portfolio is estimated by using a discounted cash flow analysis, utilizing scheduled cash flows and discount rates estimated by management to approximate those that a willing buyer and seller might use.

        Other investments—The fair value of our interest in equity investments is estimated using the fair value of the assets exchanged for the cancellation of the trust preferred securities (see Note 19).

        Derivative assets and liabilities—The fair value of our derivative assets and liabilities is estimated using current market quotes and third-party quotations, where available, and taking into consideration credit risk.

        Collateralized debt obligations—The fair value of collateralized debt obligations is estimated by obtaining multiple third-party valuations.

        Junior subordinated notes—The fair value of our junior subordinated notes is estimated using the fair value of the assets exchanged for the cancellation of the trust preferred securities (see Note 19).

        Mortgages payable—The fair value of our mortgage notes is estimated using a discounted cash flow analysis, based on management's estimates of market interest rates.

        Secured revolving credit facility, related party—The fair value of the secured revolving credit facility, related party, is estimated by using a discounted cash flow analysis, utilizing discount rates estimated by management.

17. SEGMENT REPORTING

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

17. SEGMENT REPORTING (Continued)

        The following table summarizes our segment reporting for the years ended December 31, 2009, 2008 and 2007 and our total assets as of December 31, 2009 and December 31, 2008:

	Securities, Loans and Other	Commercial Real Estate	Total
Year ended December 31, 2009
Total revenues	$29,124	$21,671	$50,795
Interest expense	(11,994)	(12,449)	(24,443)
Depreciation and amortization expense	—	(12,088)	(12,088)
Provision for loss on real estate loans	(7,571)	—	(7,571)
Total expenses	(25,936)	(26,201)	(52,137)
Income (loss) before other revenues (expenses)	3,188	(4,530)	(1,342)
Realized and unrealized gain (loss) on derivatives	(412)	—	(412)
Total other-than-temporary impairments on available-for-sale securities	(10,860)	—	(10,860)
Portion of other-than-temporary impairments recognized in other comprehensive income	(67,087)	—	(67,087)
Net change in assets and liabilities valued under FVO	(4,085)	—	(4,085)
Total other expenses	(86,938)	—	(86,938)
Net loss	(83,750)	(4,530)	(88,280)
Year ended December 31, 2008
Total revenues	$117,216	$22,225	$139,441
Interest expense	(41,060)	(12,483)	(53,543)
Depreciation and amortization expense	—	(12,088)	(12,088)
Provision for loss on real estate loans	(27,073)	—	(27,073)
Total expenses	(76,006)	(26,212)	(102,218)
Income (loss) before other revenues (expenses)	41,210	(3,987)	37,223
Realized and unrealized loss on derivatives	(70,679)	—	(70,679)
Impairment of available-for-sale securities	(142,916)	—	(142,916)
Net change in assets and liabilities valued under FVO	(123,708)	—	(123,708)
Total other expenses	(344,315)	—	(344,315)
Net loss	(303,105)	(3,987)	(307,092)

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

17. SEGMENT REPORTING (Continued)

	Securities, Loans and Other	Commercial Real Estate	Total
Year ended December 31, 2007
Total revenues	$219,919	$16,210	$236,129
Interest expense	(147,722)	(9,075)	(156,797)
Depreciation and amortization expense	—	(8,948)	(8,948)
Provision for loss on real estate loans	(4,500)	—	(4,500)
Total expenses	(165,381)	(19,134)	(184,515)
Income (loss) before other revenues (expenses)	54,538	(2,924)	51,614
Realized and unrealized loss on derivatives	(84,951)	—	(84,951)
Impairment of available-for-sale securities	(317,931)	—	(317,931)
Total other expenses	(397,492)	—	(397,492)
Net income (loss)	(342,954)	(2,924)	(345,878)
December 31, 2009
Total assets	$73,101	$308,852	$381,953
December 31, 2008
Total assets	$126,647	$321,654	$448,301

18. SELECTED QUARTERLY RESULTS OF OPERATIONS (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2009 and 2008 (in thousands except per share data):

	December 31, 2009	September 30, 2009(1)	June 30, 2009(1)	March 31, 2009
Operating results:
Total interest and dividend income	$814	$6,580	$7,365	$14,365
Rental income, net	5,337	5,284	5,446	5,604
Total revenues	6,151	11,864	12,811	19,969
Interest expense	(5,796)	(5,919)	(6,195)	(6,533)
Income before other revenues (expenses)	(6,107)	615	2,033	2,117
Net loss	(16,513)	(55,296)	(6,490)	(9,981)
Per share data:
Net loss—basic	$(0.65)	$(2.19)	$(0.26)	$(0.40)
Net loss—diluted	$(0.65)	$(2.19)	$(0.26)	$(0.40)
Regular dividends declared	$0.00	$0.10	$0.10	$0.10

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

18. SELECTED QUARTERLY RESULTS OF OPERATIONS (Unaudited) (Continued)

	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Operating results:
Total interest and dividend income	$25,028	$22,190	$26,780	$43,218
Rental income, net	5,614	5,399	5,550	5,662
Total revenues	30,642	27,589	32,330	48,880
Interest expense	(9,241)	(9,302)	(10,732)	(24,268)
Income before other revenues (expenses)	10,221	8,885	8,312	9,805
Net loss	(37,123)	(56,748)	(75,535)	(137,686)
Per share data:
Net loss—basic	$(1.48)	$(2.28)	$(3.04)	$(5.56)
Net loss—diluted	$(1.48)	$(2.28)	$(3.04)	$(5.56)
Regular dividends declared	$0.10	$0.10	$0.30	$0.68

(1)
Reclassification between total other-than-temporary impairments on available-for-sale securities and portion of other-than-temporary impairments recognized in other comprehensive income has been made for the quarters ended September 30 and June 30, 2009. There was no impact on other revenues (expense) or on net loss.

        Basic and diluted earnings per share are computed independently for each of the periods. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year.

19. SUBSEQUENT EVENTS

        On January 29, 2010, we entered into an Exchange Agreement, which we refer to as the Exchange Agreement, with Taberna Preferred Funding VIII, Ltd. and Taberna Preferred Funding IX, Ltd., which we collectively refer to as Taberna, pursuant to which we exchanged certain of our assets described below for the outstanding $50,000 aggregate liquidation preference trust preferred securities issued by Crystal River Preferred Trust I and backed by $51,550 aggregate principal amount of our junior subordinated notes due 2037. Immediately following the closing of the transaction contemplated by the Exchange Agreement, the junior subordinated notes were cancelled, the indenture under which the notes were issued was discharged and Crystal River Preferred Trust I was dissolved.

        Pursuant to the Exchange Agreement, we transferred and assigned to Taberna two real estate loans and a CMBS bond, which collectively had an aggregate carrying value for accounting purposes on our balance sheet as of December 31, 2009 of $5,980, and we also paid to Taberna a $1,000 exchange fee. We also paid $500 to cover all costs and expenses that were incurred by the collateral manager for Taberna, the indenture trustee and their respective advisors. This transaction resulted in a pretax gain on extinguishment of debt of approximately $39,900.

        On February 23, 2010, we and Brookfield and B Acquisition Sub Inc., a wholly-owned subsidiary of Brookfield, entered into an Agreement and Plan of Merger pursuant to which Brookfield will acquire all the outstanding shares of our common stock that Brookfield and its subsidiaries do not already own for cash at a price of $0.60 per share. The transaction was unanimously approved by the independent members of our Board of Directors, and by the Special Committee formed to oversee our strategic

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

(dollars in thousands, except per share data)

19. SUBSEQUENT EVENTS (Continued)

review process. The transaction is subject to approval by our stockholders holding a majority of the shares entitled to vote at a special meeting of stockholders, as well as other customary closing conditions. We will be obligated to reimburse Brookfield for all of its transaction expenses (subject to a cap in certain circumstances) if the merger agreement is terminated other than as result of a breach by Brookfield.

        On February 23, 2010, we and Brookfield US Corporation amended the terms of our secured revolving credit facility to extend the term of the facility from May 2010 to August 31, 2010 unless sooner terminated as provided in the credit agreement.

        As contemplated by the merger agreement relating to the Merger, on March 9, 2010, we entered into a binding letter of intent (the "Asset Sale LOI"), with Ranieri Partners Management LLC or its affiliates (together, "Ranieri"). Pursuant to the Asset Sale LOI, Ranieri (either directly or through an affiliate) agreed to purchase certain mortgage pass-through certificates (the "LOI CMBS Assets") from us. Further, pursuant to the Asset Sale LOI, we agreed to appoint Ranieri (or its designee) as the replacement manager of our CDO 1 and CDO2. Ranieri agreed to pay us a total purchase price of $8,000 for the sale of those assets to Ranieri, of which $2,500 (plus accrued and unpaid interest through the closing date of that portion of the transaction) was paid upon the sale of the LOI CMBS Assets on March 15, 2010, $2,000 will be paid upon the transfer of the CDO2 rights referenced above, and $3,500 will be paid upon the transfer of the CDO1 rights referenced above. The LOI CMBS Assets had a carrying value of approximately $926 as of December 31, 2009. We also agreed to grant to Ranieri a right of first refusal to purchase all or any portion of our interest in two CMBS securitizations if we sell those securities in the future. The completion of the transfer of the CDO2 and CDO1 rights set forth in the Asset Sale LOI is subject to various customary closing conditions as well as the execution of definitive agreements.

        We are aware of three lawsuits that have been filed by alleged Crystal River shareholders challenging our proposed merger with Brookfield and naming as defendants Crystal River, our Board of Directors, and in some instances, Brookfield and B Merger Sub, Inc. Additional lawsuits pertaining to the Merger could be filed in the future. On or around March 2, 2010, plaintiff Fazal Mahmood filed a complaint in the Circuit Court for Baltimore City, Maryland against Crystal River and our Board of Directors asserting claims on behalf of a putative class of Company shareholders. On March 2, 2010, plaintiffs Milton P. Silva and Shaher Tadros filed a complaint in the Supreme Court of the State of New York, County of New York, against Crystal River, our Board of Directors, Brookfield, and B Merger Sub, Inc. asserting claims on behalf of a putative class of Crystal River shareholders as well as derivative claims ostensibly on behalf of Crystal River. On March 5, 2010, plaintiff Gary P. Klahr filed a complaint in the Circuit Court for Baltimore City, Maryland against Crystal River, our Board of Directors, Brookfield, and B Merger Sub, Inc. asserting claims on behalf of a putative class of Crystal River shareholders. In each of these lawsuits, the plaintiffs generally allege, among other things, that the members of our Board of Directors breached their fiduciary duties towards the plaintiffs and the other public stockholders of Crystal River in connection with the proposed sale of Crystal River to Brookfield and Merger Sub. Plaintiffs in these lawsuits seek, among other relief, certification of the lawsuits as class actions, an injunction preventing the Merger from closing, an award of unspecified damages to the plaintiffs and the class, and an award of attorneys' fees and expenses, along with such other relief as the courts deem just and proper. We intend to vigorously defend these lawsuits.

Crystal River Capital, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands)

		Additions		Decreases
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Accounts written off(2)	Balance at end of period
Allowance for loan loss—
Deducted from Real Estate Loans, Net in the Consolidated Balance Sheet
2009	$14,235	$6,758	$—	$—	$20,993
2008	4,500	9,735	—	—	14,235
2007	—	4,500	—	—	4,500

(1)
Includes additions for acquisitions and reclassifications

(2)
Consists of write-offs, net of recoveries and collection fees in each year

Crystal River Capital, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2009
(dollars in thousands)

												Useful life on which depreciation in latest income statements is computed(4)
		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total(1)(2)	Accumulated depreciation(3)	Date of construction	Date acquired
Office Building, N. Central Avenue, Phoenix, AZ	$145,087	$5,802	$150,473	$—	$—	$5,802	$150,473	$156,275	$(11,743)	1973	2007	40 years
Office Building, 1111 Fannin St., Houston, TX	53,413	5,240	52,320	—	—	5,240	52,320	57,560	(4,435)	1971	2007	40 years
Office Building, JPM Chase Call Center, Arlington, TX	20,880	6,386	19,252	—	—	6,386	19,252	25,638	(1,541)	2000	2007	40 years

TOTAL	$219,380	$17,428	$222,045	$—	$—	$17,428	$222,045	$239,473	$(17,719)

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

(4)
Improvements are depreciated on a straight-line basis over a period of between 7 and 14.5 years from their acquisition.

Reconciliation of Gross Amount at Which Carried at Close of Period
Balance, December 31, 2007	$239,473
Additions during period:
Acquisitions through foreclosure	—
Other acquisitions	—
Improvements, etc.	—
Deductions during period:
Cost of real estate sold	—

Balance, December 31, 2008	$239,473
Additions during period:
Acquisitions through foreclosure	—
Other acquisitions	—
Improvements, etc.	—
Deductions during period:
Cost of real estate sold	—

Balance, December 31, 2009	$239,473

(2)
The initial cost includes the purchase price paid by the Company and acquisition fees and expenses. The total cost basis of the Company's properties at December 31, 2009 for Federal income tax purposes was approximately $239.5 million.

(3)
A reconciliation of changes to the Accumulated Depreciation on Real Estate owned during the period is as follows:

Reconciliation of Accumulated Depreciation
Balance, December 31, 2007	$4,710
Additions during period:
Depreciation and amortization expense	6,504
Deductions during period:
Accumulated depreciation and amortization on real estate sold	—

Balance, December 31, 2008	11,214
Additions during period:
Depreciation and amortization expense	6,505
Deductions during period:
Accumulated depreciation and amortization on real estate sold	—

Balance, December 31, 2009	$17,719

Crystal River Capital, Inc. and Subsidiaries
Schedule IV—Schedule of Mortgage Loans on Real Estate
December 31, 2009
(in thousands)

Loan Type	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens(1)	Face Amount of Mortgages	Carrying Amount of Mortgages		Principal Amount of Loan Subject to Delinquent Principal or Interest
Construction Loans:
Cambridge Condos, Portland, Oregon	16.00%	November 2008(3)	Interest payable monthly with the principal due at maturity	$10,086	$14,602	$—	(4)	$14,602

Total construction loans				10,086	14,602	—		14,602

Mezzanine Loans:
Walgreens, Colorado—4 properties Ohio—3 properties Michigan—3 properties Texas—3 properties other—13 properties	7.32	February 2016	Principal and interest are payable monthly based on amortization schedule over the life to maturity	112,175	11,063	4,658	(5)	—
Sheffield Building, New York, New York	15.00	May 2009(2)	Interest is capitalized and due at maturity	n/a(3)	6,358	—	(4)	6,358

Total mezzanine loans				112,175	17,421	4,658		6,358

Whole Loans:
Forestville Plaza, Forestville, Maryland	3.73	November 2010(6)	Interest payable monthly with the principal due at maturity	n/a	1,658	1,245	(5)	—

Total whole loans				—	1,658	1,245		—

Total loans				$122,261	$33,681	$5,903		$20,960

(1)
Represents estimated amount of mortgage liens collateralizing senior debt

(2)
Loan did not pay off at maturity and currently is in default

(3)
Loan has been foreclosed.

(4)
Loan is in default and has been written down to expected recovery amount

(5)
Valuation allowance was recorded because this loan is held for sale. We exchanged this note as part of the consideration for the repurchase and discharge of our junior subordinated notes in January 2010.

(6)
The borrower has one remaining 12-month extension option

Reconciliation of Mortgage Loans on Real Estate
Balance, December 31, 2006	$237,670
Additions during period:
New mortgage loans and advances	30,211
Foreign currency translation gain	3,819
Capitalized interest	1,105
Amortization of discount	111
Underwriting costs	61
Subtractions during period:
Mortgages sold	(55,257)
Principal redemption	(37,000)
Principal payments	(5,084)
Loan loss provision	(4,500)
Amortization of underwriting costs	(29)
Write-offs of underwriting costs	(20)
Amortization of premium	(307)

Balance, December 31, 2007	$170,780
Additions during period:
New mortgage loans and advances	929
Capitalized interest	263
Amortization of discount	64
Underwriting costs	—
Subtractions during period:
Mortgages sold	(116,791)
Principal payments	(13,942)
Loan loss provision	(26,875)
Amortization of underwriting costs	(4)
Write-offs of underwriting costs	(198)
Amortization of premium	(134)

Balance, December 31, 2008	$14,092
Additions during period:
New mortgage loans and advances	—
Capitalized interest	235
Amortization of discount	—
Underwriting costs	—
Subtractions during period:
Mortgages sold	—
Principal payments	(863)
Loan loss provision	(7,571)
Amortization of underwriting costs	10
Write-offs of underwriting costs	—
Amortization of premium	—

Balance, December 31, 2009	$5,903