Form 10-K/A
period 2009-12-31
Crystal River Capital, Inc.
filed 2010-04-30
CIK 1344705

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

OUTSTANDING STOCK

         As of April 30, 2010, there were 24,909,256 outstanding shares of common stock. The common stock is traded on the Over-the-Counter Bulletin Board and on Pink Sheets under the trading symbol "CYRV".

 EXPLANATORY NOTE

        Except where the context suggests otherwise in this report, the terms "Crystal River," "we," "us" and "our" refer to Crystal River Capital, Inc. and its subsidiaries; "our Manager" refers to our external manager, Crystal River Capital Advisors, LLC and in certain contexts, may refer to our Manager and its affiliates that provide advisory services to us, including our sub-advisors; "BIM" refers to Brookfield Investment Management Inc., a sub-advisor that has been retained by us and our Manager; "Brookfield Sub-Advisor" refers to Brookfield Crystal River Capital L.P., a sub-advisor that has been retained by us and our Manager; and "Brookfield" refers to Brookfield Asset Management Inc., the indirect parent company of our Manager, BIM and Brookfield Sub-Advisor, together with its subsidiaries.

        Crystal River filed an Annual Report on Form 10-K for the year ended December 31, 2009, which we refer to as the Form 10-K, on March 26, 1010. In the Form 10-K, we stated that in accordance with General Instruction G.(3) of Form 10-K, certain information required by Part III thereof will either be incorporated into our Form 10-K by reference to a definitive proxy statement (our "2010 Proxy Statement") for our 2010 Annual Meeting of Stockholders filed within 120 days after December 31, 2009 or will be included in an amendment to our Form 10-K filed within 120 days after December 31, 2009. We determined to amend the Form 10-K to include the Part III information in this Amendment on Form 10-K/A, which we refer to as the Form 10-K/A, rather than incorporating it into the Form 10-K by reference to our 2010 Proxy Statement. Accordingly, Part III of the Form 10-K is hereby amended and restated in its entirety as set forth below.

        In addition, in connection with the filing of this Form 10-K/A and pursuant to Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, the Company is including with this Form 10-K/A currently dated certifications.

        No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K, affected by subsequent events. Information not affected by the amendments described above is unchanged and has not been included herein. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and our other filings made with the Commission.

 Part III

Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant.

Directors (including Directors who serve as Executive Officers)

        The following is a brief description of the members of our board of directors, as well as a brief discussion of the experience, qualifications, attributes or skills, which we refer to collectively as director attributes, that led to the conclusion that each board member should be a director of Crystal River in light of our business and structure. The information provided below relating to director attributes is not all-inclusive. Many director attributes involve intangible elements, such as intelligence, work ethic, the ability to work together, to communicate effectively, to exercise judgment, to ask incisive questions, and to manage people and problems or to develop solutions. The board of directors believes that each of the directors has director attributes appropriate to their continued service as directors of Crystal River.

        Rodman L. Drake (age 67) has been chairman of the board of directors, interim president and chief executive officer since August 28, 2009, a director since February 2005 and lead independent director from May 2006 until he became our chairman, interim president and chief executive officer on August 28, 2009. Mr. Drake is a co-founder of Baringo Capital LLC, a private equity firm that was formed in 2002. He is chairman of the Helios Funds, a family of bond and asset-backed securities funds advised by a subsidiary of Brookfield, where he is a member of the audit and compensation committees. He is chairman, a trustee and a member of the governance committee of the Columbia Atlantic Funds, which are sponsored by Bank of America Corporation. He is a director of Jackson Hewitt Tax Service, Inc., where he serves on the corporate governance committee and is the chairperson of the compensation committee. Mr. Drake also is a director of Celgene Company, a global biotechnology company, where he is a member of the governance committee and is the chairperson of the compensation committee. He is a director of The Student Loan Corporation, where he serves on the audit committee and as chairperson of the compensation committee. Mr. Drake was a Trustee of Excelsior/Laudus Funds from 2005 to 2007, and a director of Parsons Brinkerhoff Inc. from 1995 to 2008. Mr. Drake also serves on the board of directors of the Animal Medical Center. Mr. Drake earned a BA from Yale University and an MBA from Harvard Business School.

        We believe Mr. Drake's director attributes include his:

  •
  experience as a business executive with extensive expertise in financial services, financial reporting, strategic planning and risk management;

  •
  broad corporate governance experience gained from his role as a director for numerous organizations;

  •
  experience with capital markets and private equity;

  •
  experience serving on the boards of directors of public companies; and

  •
  past service as our lead independent director.

        Janet Graham (age 55) has been a director since September 2005. Since March 1996, Ms. Graham has had her own independent Toronto-based advisory services/consulting business, which has operated under the name IQ Alliance Incorporated since August 2002, and has undertaken a wide variety of engagements on behalf of major corporate clients, including the delivery of real estate related financial advisory services. Ms. Graham is a member of the board of Leisureworld Senior Care Corporation, a publicly-traded company incorporated under the laws of the Province of British Columbia and is the chair of its audit committee and is a member of the board of trustees of Charter REIT, a publicly-traded Canadian real estate investment trust, and is the chair of its audit committee, and is a member of the board of directors of Toronto Waterfront Revitalization Corporation, a corporation without share capital, and is the chair of its audit committee. Prior to March 1996, Ms. Graham held senior positions at CIBC and CIBC Wood Gundy Securities Inc. for 15 years, specializing in corporate finance and corporate lending to real estate and other companies. Ms. Graham holds a Bachelor of Applied Science from Guelph University in Guelph, Ontario and a Master of Business Administration from York University in Toronto, Ontario and is a chartered accountant.

        We believe Ms. Graham's director attributes include her:

  •
  financial expertise gained from her work at CIBC and CIBC Wood Gundy Securities as well as through her work in her advisory services/consulting business;

  •
  corporate governance experience gained from her service as a director of publicly traded Canadian companies; and

  •
  audit committee experience.

        Harald R. Hansen (age 78) has been a director since February 2005. Since 1999, Mr. Hansen has served as a director of certain of the Helios Funds, a family of bond and asset-backed securities funds advised by subsidiaries of Brookfield. Mr. Hansen served as the chief executive officer of First Union National of Georgia from 1987 and chairman of the board starting in 1989 until his retirement in 1996. Mr. Hansen also has served as the executive vice president in charge of the General Banking Group of First National Bank of Georgia. He serves on the board of directors of Georgia Commerce Bank, where he also is a member of the compensation committee, and is the chairman of the executive committee for each of the Midtown Alliance and the U.S. Disabled Athletes Fund. Mr. Hansen is a Trustee of Oglethorpe University (where he also is a member of the audit committee) and The Asheville School, a Trustee of the Tull Foundation and a member of the board and the audit committee of Magnet Communications Inc. Mr. Hansen earned a BS from Duke University. He is a retired colonel in the United States Marine Corps Reserve.

        We believe Mr. Hansen's director attributes include his:

  •
  experience as a chief executive officer;

  •
  financial experience gained through his work in the banking industry; and

  •
  broad corporate governance experience gained from his role as a director for numerous organizations.

        Craig J. Laurie (age 38) has been a director since April 2009 and has been our Chief Financial Officer and Treasurer since April 2007 and is responsible for financial reporting and supervision of our accounting function. Since October 2008, Mr. Laurie also has served as Chief Financial Officer for Brookfield Homes Corp., a land development and homebuilding company (NYSE:BHC). Prior to joining Crystal River, Mr. Laurie served from June 2003 until March 2007 as chief financial officer for Brookfield Properties Corporation (NYSE:BPO), an office property company. Mr. Laurie was Senior Vice President, Finance for Brookfield and Senior Vice President and Chief Financial Officer for Brookfield Power Corporation from 1999 to June 2003. Prior to that, he spent three years in various senior management positions at Brookfield and its affiliates. Brookfield, Brookfield Homes Corp., Brookfield Properties Corporation and Brookfield Power Corporation also are affiliates of our Manager, Crystal River Capital Advisors, LLC. Prior to 1997, Mr. Laurie was with Deloitte & Touche, LLP.

        We believe Mr. Laurie's director attributes include his:

  •
  current and past service as chief financial officer of Crystal River and other real estate related companies;

  •
  extensive experience managing financial functions, including general accounting, audit, finance, and treasury; and

  •
  experience in senior management positions.

        William F. Paulsen (age 63) has been a director since June 2005. Mr. Paulsen has been an independent private investor since 2001. Mr. Paulsen serves as a director and a member of the compensation committee of Camden Property Trust, an apartment real estate investment trust that is the successor company by merger of Summit Properties. Mr. Paulsen was a founder and the chief executive officer of Summit Properties from 1993 until his retirement in 2001 and served as co-chairman of Summit Properties board of directors until 2005. Mr. Paulsen is active in Angel Investment and was the founder of The Charleston Angel Partnership in Charleston, South Carolina. He also serves as a Trustee of The Asheville School. Mr. Paulsen earned a BS and an MBA from The University of North Carolina at Chapel Hill.

        We believe Mr. Paulsen's director attributes include his:

  •
  almost 30 years of experience in multifamily development and management, including as co-chairman of the board and chief executive officer of a public multifamily REIT;

  •
  experience as a chief executive officer;

  •
  broad corporate governance experience gained from his role as a director/trustee for numerous organizations; and

  •
  investment experience.

        Louis P. Salvatore (age 63) has been a director since June 2005. Since September 2002, Mr. Salvatore has been the representative of one of the four board members of Arthur Andersen LLP. From September 1992 to August 2002, Mr. Salvatore was the Managing Partner of Arthur Andersen's metropolitan New York offices, and from January 1998 to August 2002, he was the Northeast Region managing partner. From 1989 to January 2001, Mr. Salvatore was a member of the board of partners of Andersen Worldwide S.C. and, from August 2000 to January 2001, he was Interim Managing Partner—Chief Executive Officer of Andersen Worldwide. Mr. Salvatore serves as a director and chairman of the audit committee for each of Jackson Hewitt Tax Service Inc., Hyperion Brookfield Collateralized Securities Fund, Inc. and the Helios Funds. Mr. Salvatore has been designated by our board of directors as an "audit committee financial expert," as that term is defined by the Commission. Mr. Salvatore earned a BS from Fordham University.

        We believe Mr. Salvatore's director attributes include his:

  •
  high-level positions with the accounting firm of Arthur Andersen;

  •
  qualification as an "audit committee financial expert" as that term is defined by the SEC;

  •
  broad corporate governance experience gained from his role as a director for numerous organizations; and

  •
  experience serving as the chairman of audit committees.

Non-Director Executive Officers

        The following sets forth the position and selected biographical information for our executive officer who is not a director.

        Jonathan C. Tyras (age 41) has been Vice President and General Counsel of Crystal River since November 2006 and is a Managing Director and the General Counsel of BIM, where he has been employed since October 2006. He also served as Assistant Secretary of Crystal River from November 2006 until April 2007 when he became our Secretary. Mr. Tyras also serves as Secretary for several investment companies advised by BIM. Before joining BIM and us, Mr. Tyras was associated with the law firm of Paul, Hastings, Janofsky & Walker LLP from 1998 until October 2006 where he was a capital markets attorney. Mr. Tyras began his career as a certified public accountant with Ernst &

Young LLP. Mr. Tyras earned a JD from the University of Pennsylvania Law School and BS degrees in finance and accounting from Georgetown University. Mr. Tyras is a member of the State Bar of New York.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than 10% stockholders are required by regulation of the Commission to furnish us with copies of all Section 16(a) forms they file.

        Based solely on our review of Forms 3, 4 and 5 available to us and other information obtained from our directors and officers and certain 10% stockholders or otherwise available to us, we believe that no director, officer or beneficial owner of more than 10% of our common stock failed to file on a timely basis reports required pursuant to Section 16(a) of the Exchange Act with respect to 2009.

Code of Business Conduct and Ethics

        We have adopted a code of business conduct and ethics that applies to all of our directors and officers and any employees of our Manager or its affiliates who are involved in our business and affairs or those of our subsidiaries and controlled affiliates. This code of business conduct and ethics is designed to comply with SEC regulations and Nasdaq Marketplace Rules related to codes of conduct and ethics and is posted on our corporate website at http://www.crystalriverreit.com/investor_governance.htm. A copy of our code of business conduct and ethics is also available free of charge, upon request directed to Investor Relations, Crystal River Capital, Inc., Three World Financial Center, 200 Vesey Street, 10th Floor, New York, New York 10281-1010.

Audit Committee

        The audit committee is currently comprised of Messrs. Drake, Hansen, Paulsen and Salvatore and Ms. Graham, with Mr. Salvatore serving as the committee's chairperson. All audit committee members meet the independence criteria and have the qualifications set forth in the Nasdaq Marketplace Rules and Rule 10A-3 promulgated under the Exchange Act. Our board of directors has determined that Mr. Salvatore qualifies as an audit committee financial expert within the meaning of Item 407(d)(5) of Regulation S-K and that he has the accounting or related financial management expertise required to be possessed by at least one audit committee member under the Nasdaq Marketplace Rules. The Commission has determined that the audit committee financial expert designation does not impose on the person with that designation any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the audit committee of the board of directors in the absence of such designation. The audit committee appoints our independent auditors, oversees the quality and integrity of our financial reporting and the audits of our financial statements by our independent auditors and in fulfilling its oversight function, reviews with our management and independent auditors the scope and result of the annual audit, our auditors' independence and our accounting policies. Our board of directors has adopted a written charter under which the audit committee operates. This charter is posted on our corporate website at
 http://www.crystalriverreit.com/investor_governance.htm. A copy of our audit committee charter is also available free of charge, upon request directed to Investor Relations, Crystal River Capital, Inc., Three World Financial Center, 200 Vesey Street, 10th Floor, New York, New York 10281-1010.

Item 11.    Executive Compensation.

Named Executive Officer Compensation

        Pursuant to a management agreement between our Manager and us, our Manager is responsible for managing our business affairs. Of the persons listed in the Summary Compensation Table below, only Mr. Drake, who has served as our interim president and chief executive officer since August 2009, is, or has been, compensated by us. Our executive officers other than Mr. Drake are employees of our Manager or its affiliates and do not receive cash compensation from us for serving as executive officers. In their capacities as officers or employees of our Manager or its affiliates, these executive officers devote a portion of their time to our affairs as is required, however, for the performance of the duties of our Manager under the management agreement. Our Manager has informed us that, because the services performed by its executive officers and its affiliates' executive officers and employees in their capacities as such are not performed exclusively for us, it cannot segregate and identify that portion of the compensation awarded to, earned by or paid to our executive officers by our Manager that relates solely to their services to us.

        Pursuant to its charter, our compensation committee is responsible for overseeing the annual review by the independent directors of the performance of our Manager and the management fees and other compensation paid to our Manager. Our compensation committee annually reviews the goals and objectives of and the management fees payable pursuant to the management agreement and annually evaluates the performance of our Manager in view of our goals and objectives. Pursuant to its charter, our compensation committee also is responsible for reviewing the performance of our chief executive officer and the adequacy of his compensation.

        The only element of compensation that we have provided for named executive officers (other than Mr. Drake) is long term equity compensation pursuant to our 2005 Long-Term Incentive Plan. However, equity compensation generally has been awarded to our Manager, which determines who is to receive the equity awards. The compensation tables below provide equity compensation information for our chief executive officer and our chief financial officer and our former chief executive officer, who we refer to as our "named executive officers." There are no other executive officers for whom disclosure is required because none earned greater than $100,000 in 2009 from us. We pay various fees, reimbursements, and long-term incentive awards to our Manager for advisory and other services performed under a management agreement, as further described below in the sections titled, "The Management Agreement" and "Management Fees and Incentive Compensation" below.

  Summary Compensation Table

        In connection the appointment of Mr. Drake as our chairman and interim president and chief executive officer, on August 28, 2009 our board of directors (including all the members of the compensation committee of our board of directors, with the exception of Mr. Drake, who recused himself) approved a cash monthly retainer for Mr. Drake in the amount of $20,000, payable in arrears on the last day of each month for so long as Mr. Drake serves as the our interim president and chief executive officer, subject to such future modifications and changes as our board of directors may determine from time to time; provided that the payments to Mr. Drake with respect to September, October and November 2009 were payable on November 30, 2009. Mr. Drake's monthly retainer is reflected in the "Salary" column below. In accordance with our compensation arrangements with our independent directors, prior to becoming our chairman and interim president and chief executive officer, Mr. Drake was granted 2,000 shares of restricted stock in 2009, which grant is reflected in the "Stock Awards" column below. See "Compensation of Directors" below.

Name and Principal Position	Year	Salary	Stock Awards ($)(1)	All Other Compensation ($)		Total ($)
Rodman L. Drake(2)	2009	$80,000	3,880	$171,916	(3)	$255,796
Chairman of the Board, President and
Interim Chief Executive Officer
Craig J. Laurie	2009		—	—		—
Chief Financial Officer,	2008		—	—		—
Treasurer and Director	2007		—	—		—
William M. Powell(4)	2009		—	—		—
Former President and Chief Executive Officer	2008		—	—		—

(1)
In accordance with revised SEC reporting requirements, which became effective this year, we report all equity awards at their full grant date fair value in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 718, which we refer to as ASC 718. For awards of shares of restricted stock, such value is calculated based on the market price for shares of our common stock subject to the award on the grant date for the award. Generally, the aggregate grant date fair value represents the amount that we expect to expense in our financial statements over the award's vesting schedule and does not correspond to the actual value that will be realized by each Named Executive Officer. For additional information, refer to Note 12—Stockholders' Equity and Long-Term Incentive Plan in the Form 10-K.

(2)
Effective August 28, 2009, Mr. Drake became chairman of the board of directors and our interim president and chief executive officer.

(3)
Represents (i) dividends that were paid during the applicable year on unvested restricted common stock awards and restricted stock unit awards, (ii) $60,000 in board of directors fees (including $10,000 for serving as our lead director) and (iii) $87,000 compensation for serving as a member of the special committee of the board of directors that was formed on August 28, 2009.

(4)
Effective August 28, 2009, Mr. Powell resigned as our president and chief executive officer and as chairman of the board of directors.

  Outstanding Equity Awards at Fiscal Year-End

        The following table shows certain information regarding outstanding equity awards at fiscal year end for our named executive officers. The only equity awards held by our named executive officers at fiscal year end consists of restricted stock and stock options issued to Mr. Drake as a director prior to the time he was named our chairman of the board, interim president and chief executive officer.

Stock Awards
Number of Securities Underlying Unexercised Options (#) Exercisable
Name		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)(1)	Market Value of Shares of Units of Stock that have not Vested ($)(2)
Rodman L. Drake	4,000	$25.00	3/15/2015	2,000	$840
Craig J. Laurie	—	—	—	—	—
William M. Powell	—	—	—	—	—

(1)
These shares of restricted stock vest on June 9, 2010, the first anniversary of the date of grant.
(2)
The market value of the restricted stock was calculated based on the closing market price of Crystal River's stock on December 31, 2009, which was $0.42.

Compensation of Directors

        Any member of our board of directors who also is an employee of our Manager, Brookfield Asset Management Inc. (our Manager's indirect parent company) or their respective affiliates, who we refer to as the non-independent directors, do not receive additional compensation for serving on our board of directors. Each independent director and Mr. Drake receives an annual retainer of $50,000 in quarterly payments in arrears, with the option to receive a portion or all of such fee in our common stock or deferred stock units, subject to certain restrictions, and also receives an annual award of 2,000 shares of restricted stock following each annual meeting of stockholders. These shares of restricted stock vest on the first anniversary of the date of grant. We reimburse our directors for their travel expenses incurred in connection with their attendance at full board and committee meetings. The chair of our audit committee and our lead director each are paid an annual retainer of $10,000 and the chairs of our nominating and corporate governance committee and our compensation committee each are paid an annual retainer of $3,000. Mr. Drake served as our lead director until he became our chairman and interim president and chief executive officer on August 28, 2009. Compensation information for Mr. Drake, including information relating to his compensation as a director prior to August 28, 2009, is set forth above in the section titled "Named Executive Officer Compensation". Our independent directors also are eligible to receive restricted stock, options and other stock-based awards under our 2005 Long-Term Incentive Plan.

        Our directors may elect to defer receipt of their stock awards and the dividends associated with those awards. For directors that elect to receive deferred compensation in the form of restricted stock units in lieu of restricted stock or deferred stock units in lieu of our common stock, additional deferred stock units are credited to the accounts of participating directors based on the dollar amount of the dividends we issue that would have been paid to that director if he or she had received shares of restricted stock instead of restricted stock units or shares of common stock instead of deferred stock units. Restricted stock units become deferred stock units once the forfeiture provisions relating to those restricted stock units lapse. All of a director's deferred stock units will be exchanged on a one-for-one basis for shares of our common stock after the director's separation from service with us, subject to a hardship exemption that, under certain circumstances, may permit the issuance of shares of our common stock in exchange for deferred stock units before termination of a director's service to us.

  2009 Director Compensation Table

        The following table sets forth information concerning the compensation of our independent directors during 2009.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	All Other Compensation ($)(4)	Total ($)
Janet Graham	50,000(5)	3,880(6)	87,000	140,880
Harald R. Hansen	53,000(5)	3,880(6)	103,980	160,860
William F. Paulsen	53,000(5)	3,880(6)	118,482	175,362
Louis P. Salvatore	60,000(5)	3,880(6)	122,751	186,631

(1)
For each director, the disclosed amount represents the director's annual retainer fee of $50,000 for serving on our board of directors. Mr. Salvatore's amount also reflects his receipt of an additional $10,000 for serving as the chairperson of our audit committee, and the amounts for each of Messrs. Paulsen and Hansen reflect their receipt of $3,000 for serving as the chairpersons of our compensation committee and our nominating and corporate governance committee, respectively.

(2)
This column represents the grant date fair value of stock awards granted to our independent directors under our 2005 Plan, calculated in accordance with ASC 718. For awards of shares of restricted stock or restricted stock units, such value is calculated based on the market price for shares of our common stock subject to the award on the grant date for the award. Generally, the aggregate grant date fair value represents the amount that we expect to expense in our financial statements over the award's vesting schedule and does not correspond to the actual value that will be realized by each director. For additional information, refer to Note 12—Stockholders' Equity and Long-Term Incentive Plan in the Form 10-K.

(3)
As of December 31, 2009, each independent director had outstanding the following restricted stock, restricted stock unit and stock option awards:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Unvested Restricted Stock Awards or Restricted Stock Units
Janet Graham	—	—	—	—	2,000
Harald R. Hansen	4,000	—	$25.00	3/15/2015	2,000
William F. Paulsen	—	—	—	—	2,000
Louis P. Salvatore	—	—	—	—	2,000
(4)
The amounts shown in this column represent (i) dividends that were "paid" in 2009 on the unvested restricted common stock and unvested restricted stock unit awards and (ii) compensation for serving as a member of the special committee of the board of directors that was formed on August 28, 2009.

(5)
Messrs. Paulsen and Salvatore elected to receive all of their retainer fees in deferred stock units. Mr. Hansen was paid a portion of his annual retainer fees in cash. Ms. Graham was paid her annual retainer fees in cash.

(6)
On June 9, 2009, we granted Ms. Graham 2,000 shares of restricted stock and each of our other independent directors 2,000 restricted stock units per their election. The forfeiture restrictions on these shares of restricted stock and restricted stock units lapse on the first anniversary of their issuance. The per share grant date fair value of the award of each of these grants computed in accordance with ASC 718 is $3,880.

The Management Agreement

        We have entered into a management agreement with our Manager, Crystal River Capital Advisors, LLC, pursuant to which it provides for the day-to-day management of our operations.

        The management agreement requires our Manager to manage our business affairs in conformity with the policies and investment guidelines that are approved and monitored by our board of directors. Crystal River Capital Advisors, LLC's role as our Manager is under the supervision and direction of our board of directors. Our Manager is responsible for (i) the selection, purchase and sale of our portfolio investments, other than those investments proposed by our sub-advisors, (ii) our financing activities and (iii) the provision of investment advisory services. Our Manager is responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our assets and operations as may be appropriate.

        Pursuant to the management agreement, our Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager, its directors, officers, managers and its affiliates' employees will not be liable to us, any subsidiary of ours, our directors, our stockholders or any of our subsidiaries' stockholders or partners for acts or omissions performed in accordance with and pursuant to the management agreement, except by reason of acts or omissions constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the management agreement. We have agreed to indemnify our Manager and its affiliates and their respective directors, officers, members, managers, employees and agents and the members of our strategic advisory committee, when we have one, which we refer to as the covered persons, with respect to all liabilities, judgments, costs, charges, losses, expenses and claims arising from claims of third parties caused by acts or omissions of the covered persons not constituting bad faith, willful misconduct, gross negligence or reckless disregard of duties, performed or not performed in good faith in accordance with and pursuant to the management agreement or claims of their employees, as applicable, relating to the terms and conditions of employment. Our Manager has agreed to indemnify us, our directors and officers with respect to all liabilities, judgments, costs, charges, losses, expenses and claims arising from claims of third parties caused by acts or omissions of our Manager constituting bad faith, willful misconduct, gross negligence or reckless disregard of its duties under the management agreement and any claims by our Manager's employees relating to the terms and conditions of their employment by our Manager or its affiliates.

        Pursuant to the terms of the management agreement, our Manager is required to provide us with our management team, including a chief executive officer, president, chief investment officer, chief financial officer and executive vice president, along with appropriate support personnel, to provide the management services to be provided by our Manager to us. However, our Manager is not obligated to dedicate certain of its employees exclusively to us nor is it obligated to dedicate any specific portion of its time to our business. None of the employees of Brookfield Asset Management Inc., the ultimate parent company of our Manager, are contractually dedicated to the performance of our Manager's obligations under the management agreement. Although it is not contractually prohibited from doing so, our Manager currently does not, nor does it intend to, provide services to third parties that are unrelated to us.

        The initial term of the management agreement expired on December 31, 2008 and the current term of the management agreement expires on December 31, 2010. After the initial term, the management agreement will be automatically renewed for a one-year term each December 31 thereafter unless terminated by either party (through non-renewal) on at least six months' prior notice. Our independent directors review our Manager's performance annually and the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding shares of our common stock, based upon unsatisfactory performance that is materially detrimental to us or a determination by our independent directors that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. Our board of directors will provide 180 days prior notice of any such termination and (other than in the event of a non-renewal, as discussed above) our Manager will be paid a termination fee equal to the amount of two times the sum of the average annual base management fee and the average annual incentive management fee earned by our Manager during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

        We also may terminate the management agreement for cause without payment of the termination fee with 30 days prior written notice from our board of directors. Cause is defined as: (i) our Manager's continued material breach of any provision of the management agreement following a period of 30 days after written notice thereof; (ii) our Manager's fraud, misappropriation of funds or embezzlement against us; (iii) our Manager's gross negligence in the performance of its duties under the management agreement; (iv) the occurrence of certain events with respect to the bankruptcy or insolvency of our Manager, including the entry of an order for relief in an involuntary bankruptcy case or our Manager authorizing or filing a voluntary bankruptcy petition; (v) the dissolution of our Manager; and (vi) certain changes of control (as defined in the management agreement) of our Manager. Cause does not include unsatisfactory performance that is materially detrimental to our business.

        Our Manager may terminate the management agreement effective upon 30 days prior written notice of termination to us in the event that we default in the performance or observance of any material term, condition or covenant in the management agreement and the default continues for a period of 30 days after written notice to us specifying the default and requesting that the default be remedied in such 30-day period. The management agreement may be terminated at the option of our Manager, without payment of the termination fee, in the event we become regulated as an investment company under the Investment Company Act, with such termination deemed to occur immediately prior to such event.

Management Fees and Incentive Compensation

        Fees and Reimbursements in 2009.    For performing services under the management agreement, our Manager receives a base management fee and incentive management fee based on our performance. Our Manager also may receive reimbursements for certain expenses. For the year ended December 31, 2009, we incurred no base management fees and no incentive management fees payable to our Manager. So long as the management agreement remains in effect, we will be required, if applicable, to make monthly payments of the base management fee and quarterly payments of incentive management fees to our Manager, and to reimburse our Manager for certain expenses.

        Base Management Fee.    We pay our Manager a base management fee monthly in arrears in an amount equal to 1/12 of our equity as defined in the management agreement times 1.50%. Our Manager uses the proceeds from its management fee, if any, in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us.

        For purposes of calculating the base management fee, our equity is calculated, for any month, as the sum of the net proceeds from all issuances of our equity securities, after deducting any underwriting discounts and commissions and other expenses and costs relating to such issuances, plus our retained earnings (or less any retained losses) at the end of such month (without taking into account any non-cash equity compensation expense incurred in current or prior periods), which amount shall be reduced by any amount that we pay for repurchases of our common stock. The foregoing calculation of the base management fee is adjusted to exclude one-time events pursuant to changes in generally accepted accounting principles (GAAP), as well as non-cash charges after discussion between our Manager and our independent directors and, in the case of non-cash charges, approval by a majority of our independent directors. Based on the carrying values of our assets and liabilities as of December 31, 2009, we had negative equity and, if we continue to have negative equity, we would not be obligated to pay to our Manager a base management fee absent an amendment to the management agreement.

        Our Manager's base management fee is to be calculated by our Manager within 15 business days after the end of each month and such calculation is to be promptly delivered to us. We are required to pay the base management fee in cash within twenty business days after the end of each month unless we and our Manager agree to different payment terms.

        Reimbursement of Expenses.    Because our Manager's employees perform certain legal, regulatory, compliance, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager is paid or reimbursed for the documented cost of performing such tasks (which is not subject to any annual limitation), provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants on an arm's length basis. Our Manager waived the reimbursement of such expenses through December 31, 2009 and we paid directly any such expenses incurred to a third party.

        We also pay all operating expenses, except those specifically required to be borne by our Manager under the management agreement. Our Manager is responsible for all costs incident to the performance of its duties under the management agreement, including compensation of our Manager's employees and other related expenses. In addition, we are required to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations. Our Manager waived its right to request reimbursement from us of these expenses that it incurred through December 31, 2009. Brookfield, the ultimate parent company of our Manager, may determine the amount of such rent and utility costs that will be allocated to our Manager commencing January 1, 2010, and we will be responsible for reimbursing such costs allocable to our operations absent any further waiver of reimbursement by our Manager.

        Incentive Management Fee.    In addition to the base management fee, our Manager receives quarterly incentive compensation in an amount equal to 25% of:

  •
  the dollar amount by which our net income (before non-cash compensation expense and the incentive management fee) per share for such quarter exceeds an amount equal to:

  •
  the product of the weighted average price per share in our March 2005 private offering, our August 2006 initial public offering and any subsequent offerings of our common stock, multiplied by the higher of:

  •
  2.4375% and

  •
  25% of the then applicable 10-year treasury note rate plus 0.50%,

  •
  multiplied by the weighted average number of shares of common stock outstanding during the quarter provided, that the foregoing calculation of the incentive management fee is adjusted to exclude one-time events pursuant to changes in GAAP, as well as certain non-cash charges after discussion between our Manager and our independent directors and, in the case of non-cash charges, approval by a majority of our independent directors.

        We structured the incentive fee in this manner to provide our Manager with an incentive to manage our portfolio with a view towards achieving positive net income. Our ability to achieve returns in excess of the thresholds noted above in order for our Manager to earn the incentive compensation described in the preceding paragraph is dependent upon the level and volatility of interest rates, our ability to react to changes in interest rates and to utilize successfully our operating strategies, and other factors, many of which are not within our control.

        Our Manager computes the quarterly incentive management fee within 30 days after the end of each fiscal quarter, and we are required to pay the quarterly incentive management fee with respect to each fiscal quarter within five business days following the delivery to us of our Manager's written statement setting forth the computation of the incentive management fee for such quarter. In accordance with the management agreement, our Manager and the independent members of our board of directors have agreed to adjust the calculation of our Manager's incentive fee to exclude non-cash adjustments required by FASB ASC 815 (previously SFAS 133) relating to the valuation of interest rate swaps, currency swaps and credit default swaps and to exclude unrealized foreign currency translation adjustments required by FASB ASC 830 (previously SFAS 52). The management agreement provides that 10% of our Manager's incentive management fee is to be paid in shares of our common stock (provided that under our management agreement, our Manager may not receive payment of its incentive management fee in shares of our common stock if such payment would result in our Manager owning directly or indirectly through one or more subsidiaries more than 9.8% of our common stock) and the balance in cash. Our Manager may, in its sole discretion, elect to receive a greater percentage of its incentive management fee in the form of our common stock. Under the management agreement, our Manager agrees that it may not elect to receive shares of our common stock as payment of its incentive management fee, except in accordance with all applicable securities exchange rules and securities laws (including prohibitions on insider trading).

        The number of shares to be received by our Manager is based on the fair market value of these shares. Shares of our common stock delivered as payment of the incentive management fee will be immediately vested or exercisable, provided that our Manager has agreed not to sell the shares prior to one year after the date they are paid. Our Manager's transfer restriction will lapse if the management agreement is terminated.

        Our Manager will have the right in its discretion to allocate these shares to its officers, employees and other individuals who provide services to us, and we will issue or permit the transfer of these shares in accordance with our Manager's instructions, subject to applicable law and provided that these shares will remain subject to the foregoing one-year lock-up period.

        We have agreed to register the resale of these shares of our common stock. We have also granted our Manager the right to include these shares in any registration statements we might file in connection with any future public offerings, subject only to the right of the underwriters of those offerings to reduce the total number of secondary shares included in those offerings (with such reductions to be proportionately allocated among selling stockholders participating in those offerings).

        Discretionary Awards to our Manager under our 2005 Long-Term Incentive Plan.    In the discretion of our compensation committee, we may, but are not required to (other than as noted above) make awards under our 2005 Long-Term Incentive Plan to our Manager or our sub-advisors (discussed below).

Sub-Advisory Agreements

        We and our Manager have entered into sub-advisory agreements with each of BIM and Brookfield Crystal River Capital L.P. pursuant to which they provide advisory services to us in conjunction with Crystal River Capital Advisors, LLC's service to us as our Manager.

        BIM has been engaged to supervise, manage and provide advisory services in connection with our investments in mortgage-backed securities, collateralized debt obligations and certain other real estate securities, make recommendations with respect to the purchase and sale of such assets and the financing thereof and to supervise and arrange for the purchase and sale of such assets, subject to the approval of our officers. Brookfield Crystal River Capital L.P. has been engaged to supervise, manage and provide advisory services in connection with our investments in commercial real estate, mortgages and other non-commercial real estate financing instruments, hydroelectric, gas- and coal-fired power generating facilities, timber assets and certain other asset classes, make recommendations with respect to the purchase and sale of such assets and mortgages and other real estate debt and to supervise and arrange for the purchase and sale of such assets, subject to the approval of our board of directors. Each sub-advisory agreement may be terminated without penalty by us, our Manager or by the sub-advisor upon 60 days written notice and will terminate automatically upon the termination of the management agreement with our Manager or in the event of an "assignment" thereof within the meaning of the Investment Advisers Act of 1940, as amended, which we refer to as the Advisers Act, or at any time for cause.

        Each sub-advisor, its respective directors, officers, managers and employees will not be liable to us, any subsidiary of ours, our Manager and any directors, officers, managers, stockholders, owners or partners of the foregoing for acts or omissions performed or not performed in accordance with and pursuant to its sub-advisory agreement with us, except by reason of acts or omissions constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under its sub-advisory agreement. We have agreed to indemnify each sub-advisor and our Manager and their respective affiliates, officers, directors, members, managers, employees, agents, successors and assigns with respect to all liabilities, judgments, costs, charges, losses, expenses and claims by third parties arising from either acts or omissions of such sub-advisor other than those constituting bad faith, willful misconduct, gross negligence or reckless disregard of duties under its sub-advisory agreement with us and our Manager as determined by a final court order or claims by such sub-advisor's employees relating to the terms and conditions of their employment with the sub-advisor. Each sub-advisor has agreed to indemnify us and our Manager, their directors and officers with respect to all liabilities, judgments, costs, charges, losses, expenses and claims by third parties arising from acts or omissions of such sub-advisor constituting bad faith, willful misconduct, gross negligence or reckless disregard of its duties under its sub-advisory agreement with us as determined by a final court order and any claims by such sub-advisor's employees relating to the terms and conditions of their employment with the sub-advisor. Each sub-advisor is required to carry errors and omissions and other customary insurance.

        Brookfield Crystal River Capital L.P. is a special purpose entity formed solely for the purpose of serving as our sub-advisor. Brookfield Crystal River Capital L.P., which is not a registered investment adviser, has no other clients and has informed us that it will not accept any other clients without our consent. Since Brookfield Crystal River Capital L.P. is not registered with the Commission as an investment adviser under the Advisers Act, we will not be afforded the protections and the benefits of the Advisers Act and the regulations promulgated thereunder with respect to activities that Brookfield Crystal River Capital L.P. takes on our behalf.

Sub-Advisor Compensation

        Our sub-advisors are paid advisory fees by our Manager funded by management fees paid by us to our Manager.

        BIM is paid an annual sub-advisory fee by our Manager equal to 0.75% of the average net assets that it manages during the applicable period, subject to certain limitations.

        Brookfield Crystal River Capital L.P. is paid a monthly advisory fee equal to 20% of the base management fees and incentive management fees received by our Manager under our management agreement with our Manager. Our Manager also will pay Brookfield Crystal River Capital L.P. 20% of any termination fees received by our Manager in the event that our management agreement with our Manager is terminated. If the sub-advisory agreement with Brookfield Crystal River Capital L.P. is terminated, our Manager will continue to pay termination fees to Brookfield Crystal River Capital L.P. equal to the annual investment advisory fees and termination fees otherwise payable in accordance with the foregoing until the 15th anniversary of its sub-advisory agreement with us and our Manager.

        In addition, we are responsible for paying certain expenses and for reimbursement of the sub-advisors for such expenses that are incurred on our behalf although our sub-advisors did not incur any such expenses during 2009.

2005 Long-Term Incentive Plan

        Our board of directors adopted a 2005 long-term incentive plan, which we refer to as our 2005 Plan, in March 2005. The purpose of our 2005 Plan is to provide incentives to our Manager, executive officers, employees, directors and other persons and entities that provide services to us to motivate them toward our long-term success, growth and profitability and to attract, retain and reward key personnel. Our 2005 Plan authorizes the award of stock options, stock appreciation rights, stock, restricted stock, restricted stock units, stock units, deferred stock units and performance-based awards.

        Our 2005 Plan provides for the issuance from inception through the end of the 2009 calendar year of up to 2,502,180 shares of our common stock. In subsequent calendar years, the maximum limit on the number of shares will increase by an amount equal to ten percent (10%) of the difference, if any (but not less than zero) between the number of shares of our common stock that were outstanding as of the last day of the immediately preceding calendar year and the number of shares of our common stock that were outstanding as of the last day of the calendar year preceding such year. In no event will the number of shares of our common stock issued pursuant to our 2005 Plan exceed 10,000,000. As of December 31, 2009, we had issued 109,500 shares of common stock, net of forfeitures, pursuant to our 2005 Plan and had 580,562 shares of common stock reserved for issuance under our 2005 Plan, consisting of:

  •
  130,000 shares of common stock issuable upon the exercise of common stock options outstanding; and

  •
  450,562 shares of common stock issuable in exchange for restricted stock units and deferred stock units.

        As of January 1, 2010, we had 1,812,118 shares of common stock available for issuance under our 2005 Plan.

        Administration of our 2005 Plan is carried out by the compensation committee of our board of directors. The compensation committee or the board of directors may delegate its authority under our 2005 Plan to one or more officers but it may not delegate its authority with respect to awards to individuals subject to Section 16 of the Exchange Act. The shares of our common stock subject to any award that expires, or is forfeited, cancelled or becomes unexercisable, will again be available for subsequent awards, except as prohibited by law. In addition, future awards may occur with respect to shares of our common stock that we refrain from otherwise delivering pursuant to an award as payment of either the exercise price of an award or applicable withholding and employment taxes.

        Either our board of directors or a committee appointed by our board of directors may administer our 2005 Plan. We refer to our board of directors and any committee exercising discretion under our 2005 Plan from time to time as the Committee. The board of directors may at any time appoint additional members to the Committee, remove and replace members of the Committee with or without cause, and fill vacancies on the Committee. To the extent permitted by law, the Committee may authorize one or more persons who are reporting persons for purposes of Rule 16b-3 under the Exchange Act, or other officers, to make awards to eligible persons who are not reporting persons for purposes of Rule 16b-3 under the Exchange Act, or other officers whom we have specifically authorized to make awards. With respect to decisions involving an award intended to satisfy the requirements of section 162(m) of the Internal Revenue Code, the Committee is to consist solely of two or more directors who are "outside directors" for purposes of that code section. The Committee may delegate administrative functions to individuals who are reporting persons for purposes of Rule 16b-3 of the Exchange Act, officers or employees of ours or our affiliates.

        Subject to the terms of our 2005 Plan, the Committee has express authority to determine the eligible persons who will receive awards, the number of shares of our common stock, units, or share appreciation rights, which we refer to as SARs, to be covered by each award, and the terms and conditions of awards. The Committee has broad discretion to prescribe, amend, and rescind rules relating to our 2005 Plan and its administration, to interpret and construe our 2005 Plan and the terms of all award agreements, and to take all actions necessary or advisable to administer our 2005 Plan. Within the limits of our 2005 Plan, the Committee may accelerate the vesting of any awards, allow the exercise of unvested awards, and may modify, replace, cancel or renew them. In addition, the Committee may buy-out options or SARs, subject to certain conditions may terminate and cancel options or SARs in exchange for a commitment to issue options or SARs after more than six months or, subject to stockholder approval or under certain circumstances, reduce the exercise price for outstanding options or SARs.

        Our 2005 Plan provides that we and our affiliates will indemnify members of the Committee and their delegates against any claims, liabilities, or costs arising from the good faith performance of their duties under our 2005 Plan. Our 2005 Plan releases these individuals from liability for good faith actions associated with our 2005 Plan's administration.

        Our Manager, officers, directors, employees and other persons or entities that provide services to us, including employees of our Manager or its affiliates are eligible to participate in our 2005 Plan. The Committee may grant options that are intended to qualify as incentive stock options, which we refer to as ISOs, only to employees, and may grant all other awards to eligible persons.

        Options granted under our 2005 Plan provide participants with the right to purchase shares of our common stock at a predetermined exercise price. The Committee may grant options that are intended to qualify as ISOs or options that are not intended to so qualify, which we refer to as Non-ISOs. Our 2005 Plan also provides that ISO treatment may not be available for options that become first exercisable in any calendar year to the extent the value of the underlying shares that are the subject of the option exceed $100,000, based upon the fair market value of the shares of our common stock on the option grant date.

        A SAR generally permits a participant who receives it to receive, upon exercise, cash and/or shares of our common stock equal in value to the excess of the fair market value, on the date of exercise, of the shares of our common stock with respect to which the SAR is being exercised, over the exercise price of the SAR for such shares. The Committee may grant SARs in tandem with options, or independently of them. SARs that are independent of options may limit the value payable on its exercise to a percentage, not exceeding 100%, of the excess value.

        The exercise price of Non-ISOs may not be less than 75% of the fair market value on the grant date of the shares of our common stock subject to the award, and the exercise price of SARs may not be less than 75% of the fair market value on the grant date of the shares subject to the award. The exercise price of ISOs may not be less than 110% of the fair market value on the grant date of the underlying shares of our common stock subject to the award for participants who own more than ten percent of our shares of common stock on the grant date. For ISOs granted to other participants and for options intended to be exempt from Internal Revenue Code Section 162(m) limitations, the exercise price may not be less than 100% of the fair market value of the underlying shares of common stock on the grant date.

        To the extent exercisable in accordance with the agreement granting them, an option or SAR may be exercised in whole or in part, and from time to time during its term; subject to earlier termination relating to a holder's termination of employment or service. With respect to options, unless otherwise provided in an award agreement, payment of the exercise price may be made in any of the following forms, or combination of them: cash or check in U.S. dollars, certain shares of our common stock, cashless exercise under a program the Committee approves and surrender of restricted stock, restricted stock units, SARs or deferred stock units.

        The term over which participants may exercise options and SARs may not exceed ten years from the date of grant; five years in the case of ISOs granted to employees who, at the time of grant, own more than 10% of our outstanding shares of common stock.

        Under our 2005 Plan, no participant other than our Manager may receive options and SARs that relate to more than 100,000 shares of our common stock per calendar year and our Manager may not receive options or SARs that relate to more than 1,000,000 shares of our common stock per calendar year.

        Under our 2005 Plan, the Committee may grant restricted stock that is forfeitable until certain vesting requirements are met, may grant restricted stock units which represent the right to receive shares of our common stock after certain vesting requirements are met, and may grant unrestricted stock as to which the participant's interest is immediately vested. For restricted awards, our 2005 Plan provides the Committee with discretion to determine the terms and conditions under which a participant's interests in such awards become vested. Unless otherwise provided in an award agreement, recipients of restricted stock will be entitled to the dividends declared and paid on the underlying stock and recipients of restricted stock units will be entitled to cash payments equal to the amount of the dividends otherwise payable if the shares underlying the restricted stock units were outstanding. Our 2005 Plan provides for unrestricted stock that vests in full upon the date of a grant or other date determined by the Committee. Our 2005 Plan also provides for deferred stock units to permit certain directors, officers, consultants or select members of management to defer their receipt of compensation payable in cash or shares of our common stock, including shares that would otherwise be issued upon the vesting of restricted stock and restricted stock units. Deferred stock units represent a future right to receive shares of our common stock.

        If an award agreement does not provide for earlier payment of dividends, whenever shares of our common stock are released pursuant to these awards, the participant will be entitled to receive additional shares of our common stock that reflect any stock dividends that our stockholders received between the date of the award and issuance or release of the shares of our common stock. Likewise, a participant will be entitled to receive a cash payment reflecting cash dividends paid to our stockholders during the same period. Such cash dividends will accrue interest, at 5% per annum, from their payment date to our stockholders until paid in cash when the shares of our common stock to which they relate are either released from restrictions in the case of restricted stock or issued in the case of restricted stock units.

        Our 2005 Plan authorizes the Committee to grant performance-based awards in the form of performance units that the Committee may, or may not, designate as "performance compensation awards" that are intended to be exempt from Internal Revenue Code Section 162(m) limitations. In either case, performance units vest and become payable based upon the achievement, within the specified period of time, of performance objectives applicable to the individual, us, or any affiliate. Performance units are payable in shares of common stock, cash, or some combination of the two; subject to an individual participant limit for participants, other than our Manager, of $500,000 and 100,000 shares of our common stock per performance period. The participant limit for our Manager is $500,000 and 1,000,000 shares of our common stock per performance period. The Committee decides the length of performance periods, but the periods may not be less than one fiscal year.

        With respect to performance compensation awards, our 2005 Plan requires that the Committee specify in writing the performance period to which the award relates, and an objective formula by which to measure whether and the extent to which the award is earned on the basis of the level of performance achieved with respect to one or more performance measures. Once established for a performance period, the performance measures and performance formula applicable to the award may not be amended or modified in a manner that would cause the compensation payable under the award to fail to constitute performance-based compensation under Internal Revenue Code Section 162(m).

        Under our 2005 Plan, the possible performance measures for performance compensation awards include basic, diluted or adjusted earnings per share; sales or revenue; earnings before interest, taxes and other adjustments, in total or on a per share basis; basic or adjusted net income; basic or adjusted funds from operations or cash flow; returns on equity, assets, capital, revenue or similar measure; level and growth of dividends; the price or increase in price of our common stock; total stockholder return; total assets; growth in assets on new origination of assets; equity market capitalization; assets under management; and mergers, acquisitions and sales of assets of affiliates or business units. Each measure will be, to the extent applicable, determined in accordance with generally accepted accounting principles as consistently applied by us, or such other standard applied by the Committee and, if so determined by the Committee, and in the case of a performance compensation award, to the extent permitted under Internal Revenue Code Section 162(m), adjusted to omit the effects of extraordinary items, gain or loss on the disposal of a business segment, unusual or infrequently occurring events and transactions and cumulative effects of changes in accounting principles. Performance measures may vary from performance period to performance period, and from participant to participant, and may be established on a stand-alone basis, in tandem or in the alternative.

        As a condition to the issuance of shares of our common stock pursuant to awards, our 2005 Plan requires satisfaction of any applicable federal, state, local or foreign withholding tax obligations that may arise in connection with the award or the issuance of shares of our common stock.

        Awards may not be sold, pledged, assigned, hypothecated, transferred or disposed of other than by will or the laws of descent and distribution, except to the extent the Committee permits lifetime transfers to charitable institutions, certain family members, or related trusts, or as otherwise approved by the Committee for directors, officers, a select group of management or highly compensated employees and with respect to awards to our Manager, which are transferable to employees of our Manager or its affiliates that provide services to us.

        The Committee will equitably adjust the number of shares covered by each outstanding award, and the number of shares that have been authorized for issuance under our 2005 Plan but as to which no awards have yet been granted or that have been returned to our 2005 Plan upon cancellation, forfeiture or expiration of an award, as well as the price per share covered by each such outstanding award, to reflect any increase or decrease in the number of issued shares resulting from a stock split, reverse stock split, stock dividend, combination, recapitalization or reclassification of the shares of our common stock, or any other increase or decrease in the number of issued shares effected without receipt of consideration by us. In the event of any such transaction or event, the Committee may provide in substitution for any or all outstanding options under our 2005 Plan such alternative consideration, including securities of any surviving entity, as it may in good faith determine to be equitable under the circumstances and may require in connection therewith the surrender of all options so replaced. In any case, such substitution of securities will not require the consent of any person who is granted options pursuant to our 2005 Plan.

        In addition, in the event or in anticipation of a change in control, as defined in our 2005 Plan, the Committee may at any time in its sole and absolute discretion and authority, without obtaining the approval or consent of our stockholders or any participant with respect to his or her outstanding awards, except to the extent an award provides otherwise, take one or more of the following actions: (i) arrange for or otherwise provide that each outstanding award will be assumed or substituted with a substantially equivalent award by a successor corporation or a parent or subsidiary of such successor corporation; (ii) accelerate the vesting of awards for any period, and may provide for termination of unexercised options and SARs at the end of that period, so that awards shall vest (and, to the extent applicable, become exercisable) as to the shares of our common stock that otherwise would have been unvested and provide that our repurchase rights with respect to shares of our common stock issued upon exercise of an award shall lapse as to the shares of our common stock subject to such repurchase right; or (iii) arrange or otherwise provide for payment of cash or other consideration to participants in exchange for the satisfaction and cancellation of outstanding awards.

        Notwithstanding the above, in the event a participant holding an award assumed or substituted by the successor corporation in a change in control is involuntarily terminated, as defined in our 2005 Plan, by the successor corporation in connection with, or within 12 months following consummation of, the change in control, then any assumed or substituted award held by the terminated participant at the time of termination shall accelerate and become fully vested, and exercisable in full in the case of options and SARs, and any repurchase right applicable to any shares of our common stock shall lapse in full. The acceleration of vesting and lapse of repurchase rights provided for in the previous sentence shall occur immediately prior to the effective date of the participant's termination.

        In the event of any distribution to our stockholders of securities of any other entity or other assets, other than dividends payable in cash or our stock, without receipt of consideration by us, the Committee may, in its discretion, appropriately adjust the price per share covered by each outstanding award to reflect the effect of such distribution. Finally, if we dissolve or liquidate, all awards will immediately terminate, subject to the ability of our board of directors to exercise any discretion that the board of directors may exercise in the case of a change in control.

        The term of our 2005 Plan is ten years from the date of approval by our board of directors. Our board of directors may from time to time, amend, alter, suspend, discontinue or terminate our 2005 Plan; provided that no amendment, suspension or termination of our 2005 Plan shall materially and adversely affect awards already granted unless it relates to an adjustment pursuant to certain transactions that change our capitalization or it is otherwise mutually agreed between the participant and the Committee. An amendment will not become effective without the approval of our stockholders if it increases the number of shares of common stock that may be issued under our 2005 Plan (other than changes to reflect certain corporate transactions and changes in capitalization as described above). Notwithstanding the foregoing, the Committee may amend our 2005 Plan to eliminate provisions which are no longer necessary as a result of changes in tax or securities laws or regulations, or in the interpretation thereof.

Risks Arising From Design of Compensation Programs

        Our compensation committee believes that the design of our compensation programs, including the compensation arrangement we have with our Manager, does not encourage our employees or our Manager to take unnecessary and excessive risks, and that the risks arising from these programs are not reasonably likely to have a material adverse effect on Crystal River.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

        The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)
Equity compensation plans approved by stockholders	130,000	25.00	2,266,680
Equity compensation plans not approved by stockholders(3)	—	—	—
Total	130,000	25.00	2,266,680

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

Security Ownership of Certain Beneficial Owners and Management

        As of April 15, 2010, there were a total of 24,909,256 shares of our common stock issued and outstanding. The following table sets forth as of April 15, 2010, certain information with respect to the beneficial ownership of our common stock, by:

  •
  each person known to us to be the beneficial owner of more than 5% of our outstanding common stock,

  •
  each director and named executive officer, and

  •
  all of our directors and executive officers as a group.

Name of Beneficial Owner**	Amount and Nature of Beneficial Ownership (#)(1)	Percent of Class (%)(1)
5% Beneficial Owners
Entities Affiliated with Private Management Group, Inc.(2)	3,745,684	15%
Entities Affiliated with Brookfield Asset Management Inc.(3)	2,090,751	8%
Entities Affiliated with Bedford Drive Capital Partners, LLC(4)	1,569,387	6%
Entities Affiliated with Laurel Canyon Partners, LLC(5)	1,580,383	6%
Directors and Executive Officers
Rodman L. Drake(6)	175,291	*
Janet Graham(7)	10,000	*
Harald R. Hansen(8)	100,648	*
William F. Paulsen(9)	167,140	*
Louis P. Salvatore(10)	198,492	*
Craig J. Laurie(11)	5,150	*
All current executive officers and directors as a group (seven persons)(11)(12)	667,221	3%

*
Represents less than 1%.

**
The address for all executive officers and directors is c/o Crystal River Capital, Inc., Three World Financial Center, 200 Vesey Street, Tenth Floor, New York, New York 10281-1010.

(1)
The number of shares and the percent of class beneficially owned have been determined under the rules of the Commission, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power and any shares which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement.

(2)
Other than the information relating to its percentage of ownership of our common stock, the beneficial ownership information with respect to Private Management Group, Inc. is based solely on a Schedule 13G/A, which we refer to as the Private 13G/A, filed with the Commission on February 2, 2010, by Private Management Group, Inc. The Private 13G/A states that Private Management Group, Inc. is an investment adviser that has sole voting and dispositive power over the shares. Private Management Group, Inc.'s principal business address is 20 Corporate Park, Suite 400, Irvine, California 92606.

(3)
Other than the information relating to their percentages of ownership of our common stock, the beneficial ownership information with respect to these entities is based solely on a Schedule 13D, which we refer to as the Brookfield 13D, filed with the Commission on March 1, 2010, by Brookfield, an Ontario, Canada corporation; Partners Limited, an Ontario, Canada corporation, which we refer to as Partners; Norma Investments Sp ZO.O, a Polish corporation, which we refer to as Norma; Imagine Insurance Company Limited, a Barbados corporation, which we refer to as Imagine; and Crystal River Capital Advisors, LLC, a Delaware limited liability company, which we refer to as Advisors. Partners owns all of Brookfield's Class B Limited Voting Shares and approximately 10% of Brookfield's Class A Limited Voting Shares directly or indirectly on a fully diluted basis. Norma is an indirect wholly-owned subsidiary of Brookfield, and Advisors is an indirect wholly-owned subsidiary of Brookfield. Imagine is a direct or indirect majority-owned subsidiary of Brookfield. Brookfield and Partners' principal business address is Brookfield Place, 181 Bay Street, Suite 300, P.O. Box 762, Toronto, Ontario M5J 2T3. Imagine's principal business address is Cedar Court, 2nd Floor, Wildey Business Park, St. Michael, BB14006, Barbados. Advisor's principal business address is Three World Financial Center, 200 Vesey Street, 10th Floor New York, NY 10281-1010. Norma's principal business address is c/o Alwyn Jacobus De Lange,

  56C Al Jerozolimskie, Warsaw 00 803 Poland. According to the Brookfield 13D, the reporting entities' ownership of our common stock is as follows:

   Number of shares beneficially owned by each reporting person with:

	Number of shares beneficially owned by each reporting person with:
	Sole voting power	Shared voting power	Sole dispositive power	Shared dispositive power
Brookfield	0	2,090,751	0	2,090,751
Partners	0	2,090,751	0	2,090,751
Norma	0	1,000,000	0	1,000,000
Imagine	0	800,000	0	800,000
Advisors	0	290,751	0	290,751
(4)
Other than the information relating to its percentage of ownership of our common stock, the beneficial ownership information with respect to Bedford Drive Capital Partners, LLC and Steven D. Lebowitz is based solely on a Schedule 13D, which we refer to as the Bedford 13D, filed with the Commission on March 9, 2010, by Bedford Drive Capital Partners, LLC, which we refer to as Bedford, a Nevada limited liability company, and Steven D. Lebowitz, as its sole member. Bedford and Mr. Lebowitz's principal business address is 439 N. Bedford Drive, Beverly Hills, California 90210. According to the Bedford 13D, the reporting entities' ownership of our common stock is as follows:

 Number of shares beneficially owned by each reporting person with:

	Number of shares beneficially owned by each reporting person with:
	Sole voting power	Shared voting power	Sole dispositive power	Shared dispositive power
Bedford	1,569,387	0	1,569,387	0
Steven D. Lebowitz	1,569,387	0	1,569,387	0
(5)
Other than the information relating to its percentage of ownership of our common stock, the beneficial ownership information with respect to Laurel Canyon Partners, LLC and Daniel M. Gottlieb is based solely on a Schedule 13D, which we refer to as the Laurel 13D, filed with the Commission on March 18, 2010, by Laurel Canyon Partners, LLC, which we refer to as Laurel, a Nevada limited liability company, and Daniel M. Gottlieb, the sole member and manager of Laurel. Laurel and Mr. Gottlieb's principal business address is 1503 Abbot Kinney, Venice, California 90291. According to the Laurel 13D, the reporting entities' ownership of our common stock is as follows:

 Number of shares beneficially owned by each reporting person with:

	Number of shares beneficially owned by each reporting person with:
	Sole voting power	Shared voting power	Sole dispositive power	Shared dispositive power
Laurel	1,580,383	0	1,580,383	0
Daniel M. Gottlieb	1,580,383	0	1,580,383	0
(6)
Includes:

  •
  vested options to purchase 4,000 shares of our common stock;

  •
  74,541 common shares issuable pursuant to deferred stock units, which, subject to certain exceptions, will be exchanged on a one-for-one basis for shares of our common stock after the director's separation from service with us;

    •
    2,000 shares of restricted common stock that will vest within 60 days of the date of this Form 10-K/A; and

    •
    4,100 shares of our common stock owned by three separate trusts (Mr. Drake has no pecuniary interest in such shares).

(7)
Includes 2,000 shares of restricted common stock that will vest within 60 days of the date of this Form 10-K/A.

(8)
Includes:

  •
  vested options to purchase 4,000 shares of our common stock;

  •
  91,848 common shares issuable pursuant to deferred stock units, which, subject to certain exceptions, will be exchanged on a one-for-one basis for shares of our common stock after the director's separation from service with us; and

  •
  2,000 common shares issuable pursuant to restricted stock units that will vest within 60 days of the date of this Form 10-K/A, which, subject to certain exceptions, will be exchanged on a one-for-one basis for shares of our common stock after the director's separation from service with us.

(9)
Includes:

  •
  167,140 shares issuable in respect of deferred stock units which, subject to certain exceptions, will be exchanged on a one-for-one basis for shares of our common stock after the director's separation from service with us;

  •
  2,000 common shares issuable pursuant to restricted stock units that will vest within 60 days of the date of this Form 10-K/A, which, subject to certain exceptions, will be exchanged on a one-for-one basis for shares of our common stock after the director's separation from service with us.

(10)
Includes:

  •
  188,492 shares issuable in respect of deferred stock units which, subject to certain exceptions, will be exchanged on a one-for-one basis for shares of our common stock after the director's separation from service with us;

  •
  2,000 common shares issuable pursuant to restricted stock units that will vest within 60 days of the date of this Form 10-K/A, which, subject to certain exceptions, will be exchanged on a one-for-one basis for shares of our common stock after the director's separation from service with us.

(11)
Excludes a total of 2,090,751 shares of common stock, representing approximately 8.4% of our common stock outstanding as of the date of this Form 10-K/A, owned by affiliates of Brookfield as discussed in note (3) above, for which our executive officers and directors associated with affiliates of Brookfield disclaim beneficial ownership.

(12)
See footnotes (6) through (11).

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties and Certain Control Persons

  Management Agreement, Sub-Advisory Agreements and Relationships with our Manager

        Our related parties include our directors and executive officers as well as our Manager, BIM and Brookfield. Upon completion of our March 2005 private offering, we entered into a management agreement with our Manager, pursuant to which it provides for the day-to-day management of our operations. The management agreement requires our Manager to manage our business affairs in conformity with the policies and the investment guidelines that are approved and monitored by our board of directors. Our chairman of the board, president and chief executive officer, chief financial officer and general counsel also serve as officers and/or directors of our Manager, BIM and/or Brookfield. As a result, the management agreement between us and our Manager was negotiated between related parties, and the terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. See "Executive Compensation—The Management Agreement."

        Prior to the completion of our March 2005 private offering, we and our Manager entered into sub-advisory agreements with a subsidiary of Brookfield and with Ranieri & Co., Inc. pursuant to which the sub-advisors provide advisory services to us in conjunction with Crystal River Capital Advisors, LLC's service to us as external manager. In 2006, we terminated our sub-advisory agreement with Brookfield subsidiary and replaced it with a sub-advisory agreement with Brookfield Sub-Advisor. Effective March 14, 2009, we terminated our sub-advisory agreement with Ranieri & Co., Inc. and entered into a sub-advisory agreement with BIM. In addition, we may from time to time acquire properties from BIM, Brookfield Sub-Advisor and their respective affiliates. We will not engage in transactions with BIM or its affiliates without the approval in advance of a majority of our independent directors. With respect to the acquisition or disposition of all investments recommended by Brookfield Sub-Advisor, in the absence of available market prices, the transaction price for any transaction will be based on an independent third party valuation of the investment to be acquired or disposed, and all transactions must be approved in advance by our audit committee. Pursuant to our management agreement, our Manager may not consummate on our behalf any transaction that would involve the acquisition of any investment from, the sale of any investment to, the making of any co-investment with any proprietary account of BIM or any of its affiliates, each of which we refer to as a Related Person, or any account advised by any Related Person, or borrow funds from or lend funds to any Related Person or invest in any investment vehicle advised by any Related Person unless:

  •
  such transaction is on terms no less favorable than can be obtained on an arm's length basis from unrelated third parties based on any of

  •
  prevailing market prices,

  •
  other reliable indicators of fair market value, or

  •
  an independent valuation or appraisal; and

  •
  in any case, has been approved in advance by a majority of our independent directors (sitting as our audit committee).

        In our March 2005 private offering, Imagine Insurance Company Limited, an indirect subsidiary of Brookfield, purchased 800,000 shares, or 3% (assuming all outstanding options have vested and are exercised), of our common stock outstanding as of April 15, 2010 and certain of our executive officers, directors and members of our strategic advisory committee, and certain executive officers of our Manager and BIM that provide or have provided services to us collectively purchased 183,800 shares, or 1% (assuming all outstanding options have vested and are exercised), of our common stock outstanding as of April 15, 2010. In addition, upon completion of our March 2005 private offering, we issued to our Manager, and it subsequently transferred to directors, officers and employees of BIM and its affiliates, 84,000 shares of restricted stock and options to purchase 126,000 shares of our common stock with an exercise price of $25.00 per share, representing in the aggregate approximately 1% of the outstanding shares of our common stock as of April 15, 2010, assuming all outstanding options have vested and are exercised. In our 2006 initial public offering, Brookfield US Corporation (f/k/a Brascan (U.S.) Corporation), an indirect subsidiary of Brookfield, purchased 1,000,000 shares, or 4% (assuming all outstanding options have vested and are exercised), of our common stock as of April 15, 2010.

        As discussed above under "Executive Compensation—Management Fees and Incentive Compensation," our Manager is entitled to base management fees and incentive management fees from us. The following table reflects the base management fees and incentive management fees that we paid to our Manager for the periods indicated.

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Base Management Fee	$—	$1,252,805	$5,821,609
Incentive Management Fee	—	—	124,382

        Amortization expense totaling approximately $0, $0.0 million and $0.6 million, related to the restricted stock and options granted to our Manager, was included in management fee expense to related party in our consolidated statement of operations for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively. For information relating to certain expense reimbursement arrangements that may in the future require us to reimburse our Manager for certain of its expenses, please see "Executive Compensation—Management Fees and Incentive Compensation—Reimbursement of Expenses."

        In August 2005, we borrowed $35.0 million from Trilon International Inc. (Barbados), or Trilon, an affiliate of our Manager, for ninety days. The note bore interest at the rate of 5.1% per annum and matured on November 15, 2005. In November 2005, we extended the note until February 15, 2006 at an interest rate of 5.59%. The loan was repaid in February 2006. The loan from Trilon was incurred to finance our investment in the Forbes Trinchera Ranch loan. Trilon was selected as the financing source because it agreed to finance 100% of the investment on terms that were more favorable to us than we were able to obtain from an unrelated third-party lender. The Trilon loan was unsecured and bore interest at a lower rate than other unsecured loan bids that we were able to obtain. We financed the Forbes Trinchera Ranch loan in a manner consistent with our investment and leverage strategy. In December 2005, we entered into a master repurchase agreement with Trilon and borrowed approximately $16.4 million under that agreement, together with cash on hand, to repay the Trilon note. We pledged the Atlas loan discussed below against such borrowing. In addition, we entered into a reverse repurchase agreement with Trilon in December 2005 pursuant to which we have, from time to time, financed the acquisition of certain securities. In connection with these financing transactions, we incurred interest expense to Trilon totaling $0, $0 and $1.2 million during the years ended December 31, 2009, 2008 and 2007, respectively.

  Investments Sourced by Related Parties

        In addition, we have made the following investments that were sourced by related parties and with which we have had involvement during the last three fiscal years, each of these investments, consistent with our policies, was determined by our board of directors to be on terms no less favorable than can be obtained on an arm's length basis from unrelated third parties based on prevailing market prices, other reliable indicators of fair market value or an independent valuation or appraisal and each of which was approved in advance by a majority of our independent directors:

        In June 2005, we made a $9.5 million construction mezzanine loan that bears interest at 16.0% per annum to Westover Cambridge Condominiums, Portland, OR, which was sourced by Hyperion GMAC. In September 2007, we entered into an agreement with the borrower and the senior lender to increase both the mezzanine construction loan and the senior loan that requires additional capital contributions from the project equity holder to cover the remaining costs to complete the project. The mezzanine construction loan had a maturity date of November 2007, which was subsequently extended until May 2008. The loan was in technical default as of January 1, 2008 and was placed on non-accrual status at such date, and we have received no principal or interest payments during the year ended December 31, 2009 and 2008 on the loan. We advanced an additional $0.9 million during the year ended December 31, 2008. We have not made any additional advances on this loan during the year ended December 31, 2009 and have no funding obligations under this loan. In January 2009, the senior lender notified the borrower that the senior construction loan was in default, triggering a blockage period of 120 days with respect to our mezzanine construction loan during which period we were precluded from exercising our rights under the mezzanine construction loan. As of December 31, 2009 and December 31, 2008, the carrying value of the loan totaled $0 and $400,000 (inclusive of loan loss provisions of $14.6 million and $14.2 million, respectively).

        In August 2005, we made a $50.0 million loan that bears interest at LIBOR plus 250 basis points per annum to the Forbes Trinchera Ranch, which was sourced by Ranieri & Co. We did not pay any origination fees to Ranieri & Co. in connection with the sourcing of this investment. In September 2005, we sold a $13.0 million participation in the loan to two third parties. The loan was repaid in full in November 2007.

        In December 2005, we made a $43.0 million whole loan that bears interest at 5.42% per annum to Highvale Coal Limited, which was sourced by Brookfield. We did not pay any origination fees to Brookfield in connection with the sourcing of this investment. In August 2007, we sold this loan to an affiliate of our Manager at its carrying value plus accrued interest receivable, for total proceeds of approximately $45.4 million.

        In February 2006, we purchased the preferred equity piece of Millerton II High Grade ABS CDO for approximately $2.5 million, which was sourced by BIM. The preferred equity piece is subordinated to all the debt securities of Millerton II High Grade ABS CDO and it is not entitled to any distributions from Millerton II High Grade ABS CDO until all payments have been made to holders of debt securities issued by Millerton II High Grade ABS CDO and all expenses of Millerton II High Grade ABS CDO have been paid. We did not pay any origination fees to BIM in connection with the sourcing of this investment. The investment had an estimated fair value of $0 as of each of December 31, 2009 and December 31, 2008.

        In August 2006, we purchased a $19.5 million interest in a syndicated loan facility extended to Airport Development and Investment Ltd., a major airport company that owns and operates several airports in Great Britain, which was sourced by Brookfield. We did not pay any origination fees to Brookfield in connection with the sourcing of this investment. In September 2007, we sold our interest in this loan facility.

        In January 2007, we purchased a $28.5 million investment in BREF One, LLC, or the Fund, a real estate finance fund sponsored by Brookfield. The Fund focuses on acquiring high-yielding commercial real estate finance opportunities primarily in the United States. The Fund invests in real estate finance transactions in risk positions senior to traditional equity and subordinate to traditional first mortgages or investment grade corporate debt. The acquisition was made from two subsidiaries of Brookfield. We sold this investment at its carrying value of $35.7 million in March 2008 to an affiliate of our Manager.

        In February 2007, we entered into a sale and purchase agreement with BREOF BNK Fannin LP and BREOF BNK Phoenix LLC, two subsidiaries of a real estate opportunity fund sponsored by Brookfield and managed by a Brookfield subsidiary, to acquire two commercial properties located in Houston, Texas and Phoenix, Arizona for a total value of $234.7 million. We paid the purchase price for the properties with the proceeds from a $198.5 million mortgage loan from an external lender that bears interest at an annual fixed rate of 5.509% and matures on April 1, 2017 and with available cash. In addition to the sale and purchase agreement, we entered into rent enhancement agreements with BREOF BNK Fannin LP and BREOF BNK Phoenix LLC under which we will receive monthly rent enhancement payments through 2015 totaling $15.9 million. During the fiscal years ended December 31, 2009 and 2008, we received rent enhancement payments of $2.6 million and $2.9 million respectively under these agreements.

        In September 2007, we entered into a sale and purchase agreement with BREOF BNK2 Arlington LP, a subsidiary of a real estate opportunity fund sponsored by Brookfield and managed by a Brookfield subsidiary, to acquire one commercial property located in Arlington, Texas for a total value of $26.5 million. We paid the purchase price for the property with the proceeds from a $20.9 million mortgage loan from an external lender that bears interest at an annual fixed rate of 6.29% and matures on October 1, 2017 and with available cash. In addition to the sale and purchase agreement, we entered into rent enhancement agreements with BREOF BNK2 Arlington LP, under which we will receive rent enhancement payments through 2019 totaling $6.9 million. During each of the years ended December 31, 2009 and 2008, we received rent enhancement payments of $0.5 million.

        At December 31, 2009, we had $219.4 million of mortgage loans outstanding with a weighted average borrowing rate of 5.58% that are secured by the three commercial properties we acquired from affiliates of Brookfield and by the rent enhancement receivables from affiliates of our Manager (and Brookfield) relating to those properties. We have guaranteed a portion of this indebtedness to our lenders in respect of the rent enhancement receivables, and the amount of this guarantee decreases each month as payments are made to us in respect of the rent enhancement receivables. The total amount of such indebtedness that we guaranteed as of December 31, 2009 was approximately $9.4 million, as of April 15, 2010, the total amount of such guarantee had been reduced to approximately $8.4 million.

  Issuance of Notes to Brookfield Affiliate

        In April 2007, we issued $115.0 million of senior mortgage-backed notes through a newly-formed subsidiary, CRZ ABCP Financing LLC. We retained $9.3 million of senior subordinated mortgage-backed notes and $4.3 million of subordinated mortgage-backed notes. CRZ ABCP Financing LLC held assets, consisting of commercial whole mortgage loans, which served as collateral for the mortgage-backed notes. Senior mortgage-backed notes in the aggregate principal amount of $101.5 million were issued to an affiliate of our Manager (which is also an affiliate of Brookfield) with floating coupons with an interest rate of three-month LIBOR plus 0.35%. Interest on the senior mortgage-backed notes was payable monthly. The senior mortgage-backed notes had a maturity of April 2017 and the outstanding principal was due at maturity. Early repayments of the underlying mortgage loans require repayment of a portion of the senior mortgage-backed notes. The senior mortgage-backed notes were treated as a secured financing, and were non recourse to us. Proceeds from the sale of the senior mortgage-backed notes issued were used to repay outstanding debt under our repurchase agreements. The senior mortgage-backed notes were repaid in their entirety during the year ended December 31, 2008.

  Possible Acquisition of Crystal River by Brookfield

        On February 24, 2010, we announced that we had concluded our previously-announced review of strategic alternatives and that we had entered into a definitive merger agreement, which we refer to as the merger agreement, with Brookfield pursuant to which Brookfield is expected to acquire all the shares of our outstanding common stock that Brookfield does not already own for cash at a price of $0.60 per share, which we refer to as the merger.

        The merger was unanimously approved by the independent members of our board of directors, and by the special committee formed to oversee our strategic review process, which we refer to as the Special Committee. The transaction is subject to approval by our stockholders holding a majority of the shares entitled to vote at a special meeting of stockholders, as well as other customary closing conditions. Consummation of the merger is not subject to a financing condition and Brookfield has consented to the transaction in its capacity as our senior lender. The merger agreement does not prohibit us from receiving and evaluating competing bids prior to completion of the Merger and does not require the payment of a termination fee if we accept a superior bid. We will be obligated to reimburse Brookfield for all of its transaction expenses if the merger agreement is terminated other than as result of a breach by Brookfield (subject to a cap in certain circumstances). The Merger currently is expected to close in the second quarter of 2010.

  Credit Agreement Amendment

        In August 2007, we entered into a $100.0 million unsecured 364-day credit facility with Brookfield US Corporation (f/k/a Brascan (U.S.) Corp.). Indebtedness outstanding under the unsecured facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100.0 million in the aggregate and to reduce the interest rate to LIBOR + 2.50%. On March 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, and to revise certain financial covenants. On August 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of June 30, 2008, to revise the financial covenant relating to minimum net worth. On February 26, 2009, we and Brookfield US Corporation amended the terms of the facility to extend the term of the facility from May 2009 to May 2010, to lower the borrowing capacity under the facility from $100.0 million to $50.0 million and, effective as of December 31, 2008, to delete the financial covenants. We did not pay any origination or commitment fees in connection with this facility. During 2007 and 2008 and during the quarter ended March 31, 2009, we incurred interest expense totaling $0.3 million, $2.7 million and $0.2 million, respectively, in connection with this credit facility. The largest amount of borrowings under this credit facility through March 26, 2010 was approximately $117.2 million. In addition, Brookfield US Corporation advanced us $36.0 million during March 2008 that was secured by our investment in BREF One, LLC. The advance was made on the same terms as borrowings under the credit facility referred to above and was repaid with the proceeds from our sale of that investment to an affiliate of our Manager, described below. As of March 26, 2010, there was approximately $28.9 million of borrowings outstanding under this credit facility and there is no availability for further borrowing based on the borrowing base provisions.

        Concurrently with entering into the merger agreement with Brookfield, Crystal River entered into the Fourth Amendment to its credit agreement relating to the credit facility with Brookfield US Corporation pursuant to which the maturity date of the credit agreement was extended to August 31, 2010 unless sooner terminated as provided in the credit agreement; provided, however, that notwithstanding the foregoing, the term shall expire upon the latest of (i) May 25, 2010, (ii) the effective time of the merger and (iii) thirty (30) calendar days following the termination of the merger agreement, but in no event later than August 31, 2010. In addition, Brookfield US Corporation consented to the merger and the separate sale by Crystal River of certain of its assets as contemplated by the merger agreement. The Special Committee approved the Fourth Amendment to the credit agreement.

  Asset Sale Letter of Intent

        As contemplated by the merger agreement, on March 9, 2010, we entered into a binding letter of intent, which we refer to as the Asset Sale LOI, with Ranieri Partners Management LLC, which we refer to as Ranieri Partners, pursuant to which Ranieri Partners (either directly or through an affiliate) agreed to purchase five CMBS bonds from us. Ranieri Partners is an affiliate of Ranieri & Co., which was one of our sub-advisors from 2005 to 2008. The five CMBS bonds had a carrying value of approximately $0.9 million as of December 31, 2009. In addition, under the Asset Sale LOI, Ranieri Partners (either directly or through an affiliate) agreed to acquire the rights to:

  •
  (a) direct us to use commercially reasonable efforts to advocate for the appointment of Ranieri Partners or another person designated by Ranieri Partners (in this context, we refer to Ranieri Partners in this context or such other person designated by Ranieri Partners as the Specified Manager) as the collateral manager for CDO 1 and (b) exercise, from and after the final consummation of the CMBS asset sale, any and all of our rights, in our capacity as the sole holder of the preferred shares of CDO 1, to direct the appointment of a replacement collateral manager for CDO 1 (subject to any fiduciary or other legal obligations that we have) (clauses (a) and (b) of this subparagraph (i) are collectively referred to herein as the CDO 1 Rights Purchase); and

  •
  (ii) (a) direct us, in our capacity as the sole holder of the preferred shares of CDO 2, to direct CDO 2 to appoint the Specified Manager as the replacement collateral manager for CDO 2, following the resignation of our Manager as the CDO 2 collateral manager under the collateral management agreement for CDO 2 and (b) exercise, from and after the final consummation of the CMBS asset sale, any and all of our rights, in our capacity as the sole holder of the preferred shares of CDO 2, to direct the appointment of a replacement collateral manager for CDO 2 (subject to any fiduciary or other legal obligations that we have) (clauses (a) and (b) of this subparagraph (ii) are collectively referred to herein as the CDO 2 Rights Purchase).

        Ranieri Partners has agreed to pay us a total of $8.0 million for the CMBS asset sale, the CDO 1 Rights Purchase and the CDO 2 Rights Purchase, which we refer to collectively as the Transaction. The following table provides information with respect to the purchase price to be paid by Ranieri Partners (either directly or through one or more of its affiliates) and the estimated closing date for each component of the Transaction:

Component of Transaction	Purchase Price	Estimated Closing Date
CMBS asset sale	$2,500,000 (plus accrued and unpaid interest through the closing date of this portion of the Transaction)	Closed on March 15, 2010
CDO 1 Rights Purchase	$3,500,000	Third Quarter/Fourth Quarter 2010 (90 days after obtaining approval of Class A Notes to appoint the Specified Manager)
CDO 2 Rights Purchase	$2,000,000	June/July 2010

        In connection with the execution of the Asset Sale LOI, one of Ranieri Partners' affiliates paid $1.6 million (20% of the total purchase price) as a deposit on the Transaction. A ratable portion of the escrowed funds (based on the purchase prices specified above) will be applied to each component of the Transaction upon the closing of that component. The CMBS asset sale closed on March 15, 2010 and $0.5 million of the deposit was applied against the $2.5 million purchase price for the CMBS bonds. An affiliate of Brookfield is a lender to the Ranieri Partners affiliate that purchased the CMBS bonds, which such Ranieri Partners affiliate we refer to as the Purchaser, and proceeds from such loan have been used to fund the deposit referenced above and the remainder of the purchase price for the

CMBS bonds and an additional $1.9 million available under the loan may be used to fund a portion of the purchase price for the CDO 1 Rights Purchase and the CDO 2 Rights Purchase. In addition, an affiliate of Brookfield, which we refer to as the Co-Investor, is a co-investor with the Purchaser in the entity, which we refer to as the Servicer, that acts as the special servicer for several of the CMBS securitizations in which we have invested, including all of the securitizations in which the bonds that were the subject of the CMBS asset sale are a part. Brookfield and/or its affiliates have, or prior the CMBS asset sale had, the ability to designate the special servicer for the securitizations in which the bonds that were the subject of the CMBS asset sale are a part and had designated the Servicer as the special servicer for those securitizations. The Co-Investor and the Purchaser own approximately 8.5% and 32.3%, respectively, of the Servicer.

        We also agreed to grant to Ranieri Partners a right of first refusal to purchase all or any portion of our interest in two CMBS securitizations if we sell those securities in the future.

        The CMBS asset sale closed on March 15, 2010. The completion of the CDO 1 Rights Purchase and the CDO 2 Right Purchase are subject to various customary closing conditions as well as the execution of definitive documentation. The Asset Sale LOI and the Transaction were approved by the Special Committee. The Special Committee, with the assistance of its financial advisor, solicited and received several bids on the assets that are the subject of the Transaction. The Special Committee selected the Ranieri Partners bid based on the combination of price and other terms, in particular those providing greater certainty of closing.

        Except with respect to the management agreement with our Manager described above, we believe that the terms of the foregoing transactions are no less favorable than could be obtained by us from unrelated parties on an arm's length-basis.

Policies and Procedures for Related Party Transactions

        As stated in our code of business conduct and ethics, our audit committee must review and approve in advance all material related party transactions or business or professional relationships. We interpret the term "material related party transactions" to include all transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K.

        Our code of business conduct and ethics requires that all instances involving these potential related party transactions or business or professional relationships must be reported to our general counsel or our chief executive officer, who will assess the materiality of the transaction or relationship and elevate the matter to our audit committee as appropriate. Our code of business conduct and ethics further provides that any dealings with a related party must be conducted in such a way as to avoid preferential treatment and assure that the terms obtained by us are no less favorable than could be obtained from unrelated parties on an arm's-length basis. In addition, our code of business conduct and ethics requires us to report to our general counsel or our chief executive officer all material related party transactions and business or professional relationships under applicable accounting rules and the Commission's rules and regulations. Pursuant to its charter, our audit committee must oversee approval of related party transactions to confirm approval is consistent with our agreements and policies. In this regard, in accordance with our management agreement, related party transactions between us and our Manager relating to our investments are subject to the procedures discussed above and are not approved by our audit committee. However, these procedures require approval by our independent directors, who comprise our audit committee. As stated above, the Special Committee, which is comprised of all of the members of our audit committee, has approved the merger agreement, the Fourth Amendment to the credit agreement and the Asset Sale LOI.

Director Independence

        Our board of directors has determined that Ms. Graham and Mr. Hansen, as well as Messrs. Paulsen and Salvatore, are independent under the criteria for independence set forth in the listing standards of the Nasdaq Marketplace Rules, and therefore, meet the Nasdaq Marketplace Rules requirement that a majority of directors be independent even though our common stock is currently traded on the Over-the-Counter Bulletin Board and on Pink Sheets.

Item 14.    Principal Accounting Fees and Services.

Fees to Independent Registered Public Accounting Firm

        The aggregate fees billed by our independent registered public accounting firm, Ernst & Young LLP for services rendered to us during the fiscal years ended December 31, 2008 and December 31, 2009 are as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2009
Audit fees(1)	$1,462,971	$1,125,000
Audit-related fees(2)	3,000	—

Total audit and audit-related fees	$1,465,971	$1,125,000
Tax fees(3)	117,458	99,665
All other fees	—	—

Total	$1,583,429	$1,224,665

(1)
For the years presented, audit fees primarily include amounts related to financial statement audit work (including the audit of our internal controls) and quarterly financial statement reviews.

(2)
For the years presented, audit-related fees include amounts related to a subscription that provides access to accounting and SEC publications.

(3)
For the years presented, tax fees include tax return preparation and tax compliance services.

Audit Committee Pre-Approval Policy

        In accordance with our audit committee pre-approval policy, certain audit services, audit-related services and tax services not covered by our annual engagement letter with our auditors, which individually are estimated to result in an amount of fees that do not exceed $50,000 are pre-approved under our audit committee pre-approval policy. Unless specifically approved by our pre-approval policy, all audit and non-audit services must be pre-approved by our audit committee. All audit and non-audit services performed for us during 2009 by our independent accountants were either directly pre-approved by the audit committee of our board of directors, which concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of that firm's independence in the conduct of its auditing functions or were pre-approved pursuant to our audit committee pre-approval policy.

        Requests or applications for services that require specific separate approval by the audit committee are required to be submitted to the audit committee by both management and the independent accountants, and must include a detailed description of the services to be provided and a joint statement confirming that the provision of the proposed services does not impair the independence of the independent accountants.

        The audit committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the audit committee at its next scheduled meeting. The audit committee does not delegate to management its responsibilities to pre-approve services to be performed by the independent accountants.

 Part IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)    Financial Statements

        See the Index to the Financial Statement Schedules on page F-1 of the Form 10-K.

(a)(2)    Consolidated Financial Statement Schedules

        See the Index to the Financial Statement Schedules on page F-1 of the Form 10-K.

(a)(3)    Exhibits

        The information below under the heading "Exhibit Index" is incorporated herein by reference.

 SIGNATURES

        Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYSTAL RIVER CAPITAL, INC.	CRYSTAL RIVER CAPITAL, INC.
April 30, 2010 Date	/s/ RODMAN L. DRAKE Rodman L. Drake Chairman of the Board President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 30, 2010 Date	/s/ RODMAN L. DRAKE Rodman L. Drake Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)
April 30, 2010 Date	/s/ CRAIG J. LAURIE Craig J. Laurie Director Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
April 30, 2010 Date	/s/ JANET GRAHAM Janet Graham, Director
April 30, 2010 Date	/s/ HARALD R. HANSEN Harald R. Hansen, Director
April 30, 2010 Date	/s/ WILLIAM F. PAULSEN William F. Paulsen, Director
April 30, 2010 Date	/s/ LOUIS P. SALVATORE Louis P. Salvatore, Director

 EXHIBIT INDEX

Exhibit Number		Description
2.1		Agreement and Plan of Merger, dated as of February 23, 2010, by and among Brookfield Asset Management Inc., B Acquisition Sub Inc., and Crystal River Capital, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-32958) filed on February 24, 2010 and incorporated herein by reference).
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

Exhibit Number		Description
10.2	(e)†	Compensation arrangements with directors (incorporated herein by reference to the information under the caption "EXECUTIVE AND DIRECTOR COMPENSATION—Compensation of Directors" in the Company's Definitive Schedule 14A filed on April 28, 2009).
10.3	(a)
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
10.4
Exchange Agreement, dated as of January 29, 2010, by and among Crystal River Capital, Inc., Taberna Preferred Funding VIII, Ltd. and Taberna Preferred Funding IX, Ltd. (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-32958) filed on March 26, 2010 and incorporated herein by reference).
11.1
Statements regarding Computation of Earnings per Share (data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 15 to the consolidated financial statements contained in this report).
21.1
Subsidiaries of Crystal River Capital, Inc. (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-32958) filed on March 26, 2010 and incorporated herein by reference).
23.1
Consent of Ernst & Young LLP. (filed as Exhibit 23.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-32958) filed on March 26, 2010 and incorporated herein by reference).
31.1	*	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description
31.2	*	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed as Exhibit 32.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-32958) filed on March 26, 2010 and incorporated herein by reference).
32.2
Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed as Exhibit 32.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-32958) filed on March 26, 2010 and incorporated herein by reference).

†
Represents a management contract or compensatory plan or arrangement.

*
Filed as part of this Form 10-K/A.

QuickLinks

EXPLANATORY NOTE
Part III
  Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accounting Fees and Services.
Part IV
  Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
EXHIBIT INDEX