Form 10-Q
period 2010-03-31
Crystal River Capital, Inc.
filed 2010-05-17
CIK 1344705

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
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

        The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of May 14, 2010 was 24,909,256.

CRYSTAL RIVER CAPITAL, INC.

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

 FORWARD-LOOKING INFORMATION

        Some of the statements under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "goal," "objective," "potential," "project," "should," "will" and "would" or the negative of these terms or other comparable terminology.

        The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, the performance of our portfolio and our business, financial condition, liquidity and results of operations may vary materially from those expressed, anticipated or contemplated in our forward-looking statements. You should carefully consider these risks before you invest in our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

  •
  the factors referenced in this report, including those set forth below in "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 1A. Risk Factors;"

  •
  the impending maturity of our senior revolving credit facility, our lack of access to additional financing and our current financial condition raise substantial doubt regarding our ability to continue as a going concern;

  •
  recent adverse developments in the mortgage finance and credit markets and our current inability to make new investments;

  •
  risks relating to our proposed merger with Brookfield, which we refer to as the Merger, as well as risks relating to our failure to complete the Merger;

  •
  changes in our business strategy;

  •
  availability of qualified personnel;

  •
  conflicts of interest with our Manager;

  •
  terrorist attacks;

  •
  our reliance on a single tenant for all three of our commercial real estate properties;

i

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

ii

PART I.
FINANCIAL INFORMATION

Item 1.    Financial Statements

Crystal River Capital, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS:
Investment securities, at fair value:
Commercial MBS:
Available-for-sale ($28 and $28 related to consolidated VIEs)	$3,236	$5,227
Held-for-trading ($26,877 and $32,886 related to consolidated VIEs)	26,877	32,886
Non-Agency Residential MBS:
Available-for-sale	2,027	2,091
Held-for-trading ($2,075 and $2,622 related to consolidated VIEs)	2,075	2,622
Real estate loans held for sale	—	5,903
Real estate loans of consolidated VIEs, at fair value	4,441,066	—
Commercial real estate, net	220,128	221,754
Other investments	—	1,550
Intangible assets	68,499	69,908
Cash and cash equivalents ($918 and $442 related to consolidated VIEs)	5,937	3,336
Restricted cash ($1,016 and $1,016 related to consolidated VIEs)	17,780	16,489
Receivables:
Interest ($21,979 and $1,470 related to consolidated VIEs)	22,322	2,049
Rent enhancement receivables, related party	10,835	11,439
Other receivables	4,488	4,196
Prepaid expenses and other assets	234	1,046
Deferred financing costs, net	219	1,457

Total Assets	$4,825,723	$381,953

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Liabilities:
Accounts payable and accrued expenses	$6,336	$2,836
Intangible liabilities	65,415	66,785
Collateralized debt obligations, at fair value	31,340	33,617
Securitized debt obligations of consolidated VIEs, at fair value	4,418,577	—
Junior subordinated notes	—	51,550
Mortgages payable	219,380	219,380
Secured revolving credit facility, related party	28,920	28,920
Interest payable ($25,699 and $906 related to consolidated VIEs)	25,736	1,614
Derivative liabilities	39,045	35,378
Other liabilities of consolidated VIEs	13,909	—

Total Liabilities	4,848,658	440,080

Commitments and Contingencies
Stockholders' Deficit:
Preferred Stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized, 24,909,256 shares issued and outstanding	25	25
Additional paid-in capital	564,867	564,832
Accumulated other comprehensive loss	(7,067)	(7,087)
Accumulated deficit	(580,760)	(615,897)

Total Stockholders' Deficit	(22,935)	(58,127)

Total Liabilities and Stockholders' Deficit	$4,825,723	$381,953

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Interest and dividend income:
Interest income—investment securities	$2,438	$13,888
Interest income—real estate loans	157,753	458
Other interest and dividend income	33	19

Total interest and dividend income	160,224	14,365
Rental income, net	5,367	5,604
Other income of consolidated VIEs	615	—

Total revenues	166,206	19,969

Expenses:
Interest expense	181,385	6,533
Management fees, related party	—	—
Professional fees	1,792	444
Depreciation and amortization	3,022	3,022
Insurance expense	488	424
Compensation and directors' fees	408	85
Public company expense	61	111
Commercial real estate expenses	376	393
Provision for loss on real estate loans	—	6,758
Servicing fees of consolidated VIEs	3,106	—
Other expenses	105	82

Total expenses	190,743	17,852

Income (losses) before other revenues (expenses)	(24,537)	2,117
Other revenues (expenses):
Realized net gain on sale of real estate loans	10	40
Gain on extinguishment of debt	39,916	—
Realized and unrealized gain (loss) on derivatives	(6,996)	3,871
Total other-than-temporary impairments on available-for-sale securities	(468)	(5,784)
Portion of other-than-temporary impairments recognized in other comprehensive income	(118)	—
Net change in assets and liabilities valued under fair value option	1,731	(9,876)
Net change in assets and liabilities of consolidated VIEs valued under fair value option	23,661	—
Other	(279)	(349)

Total other revenues (expenses)	57,457	(12,098)

Net income (loss)	$32,920	$(9,981)

Per share information:
Net income (loss) per share of common stock
Basic and diluted	$1.30	$(0.40)

Dividends declared per share of common stock	$0.00	$0.10

Weighted average shares of common stock outstanding
Basic and diluted	25,374,451	25,131,361

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficit

For the Three Months Ended March 31, 2010

(in thousands, except share data)

(unaudited)

	Common Stock
				Accumulated Other Comprehensive Loss
	Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Total	Comprehensive Income
Balance at December 31, 2009	24,909,256	$25	$564,832	$(7,087)	$(615,897)	$(58,127)
Cumulative effect of the adoption of FASB ASC 810-10-65-2					2,217	2,217
Net income					32,920	32,920	$32,920
Net change in available-for-sale securities				(282)		(282)	(282)
Amortization of net realized losses on cash flow hedges				302		302	302

Comprehensive income							$32,940

Amortization of stock based compensation			35			35

Balance at March 31, 2010	24,909,256	$25	$564,867	$(7,067)	$(580,760)	$(22,935)

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$32,920	$(9,981)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of stock based compensation	35	35
Amortization of net premium (accretion of net discount) on investment securities and real estate loans	2,544	(1,128)
Accretion of net discount on real estate loans of consolidated VIEs	(2,409)	—
Amortization of net premium on debt obligations of consolidated VIEs	26,876	—
Realized net gain on sale of real estate loans	(10)	(40)
Impairment of available-for-sale securities	586	5,784
Provision for loss on real estate loans	—	6,758
Net change in assets and liabilities valued under fair value option	(1,731)	9,876
Net change in assets and liabilities of consolidated VIEs valued under fair value option	(23,661)	—
Gain on extinguishment of debt	(39,916)	—
Accretion of interest on real estate loans	—	(235)
Amortization of net realized cash flow hedge loss	302	468
Realized and unrealized (gain) loss on derivatives	3,674	(8,111)
Amortization of deferred financing costs	11	19
Depreciation and amortization	3,022	3,022
Amortization of intangible liabilities	(1,370)	(1,370)
Other	78	391
Changes in operating assets and liabilities:
Net deposits of restricted cash	(2,384)	(1,477)
Interest receivable ($24,557 and $0 related to consolidated VIEs)	25,002	40
Rent enhancement receivables, related party	(167)	(200)
Other receivables	(314)	(187)
Prepaid expenses and other assets	812	645
Accounts payable and accrued expenses	2,140	1,214
Interest payable ($16,718 and $0 related to consolidated VIEs)	(16,232)	764
Other liabilities of consolidated VIEs	(6,751)	—

Net cash provided by operating activities	3,057	6,287

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on real estate loans of consolidated VIEs	208,016	—
Principal payments on investment securities and real estate loans	263	61
Proceeds from the sale of available-for-sale securities	2,500	—
Proceeds from rent enhancement	771	830
Cash paid to terminate swaps	—	(2,463)
Net deposits of cash for interest reserve of consolidated VIEs	(1,790)	—
Net receipts of restricted cash for investment	1,093	—
Net receipts of restricted cash from credit default swaps	—	2,400

Net cash provided by investing activities	210,853	828

Crystal River Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on securitized debt obligations of consolidated VIEs	(207,987)	—
Principal repayments on collateralized debt obligations	(433)	(5,362)
Net deposits to restricted cash	—	(2)
Dividends paid	—	(2,491)
Cash paid for extinguishment of debt	(2,889)	—
Net payments on secured revolving credit facility, related party	—	(4,000)

Net cash used in financing activities	(211,309)	(11,855)

Net increase (decrease) in cash and cash equivalents	2,601	(4,740)
Cash and cash equivalents at beginning of period	3,336	6,239

Cash and cash equivalents at end of period	$5,937	$1,499

Supplemental disclosure of cash flows:
Cash paid during the period for interest	$174,791	$5,316
Supplemental disclosure of noncash investing and financing activities:
Exchange of real estate loans to settle debt	(5,903)	—
Exchange of available-for-sale security to settle debt	(65)	—
Cumulative effect adjustment upon adoption of FASB ASC 810-10-65-2	2,217	—
Real estate loans of consolidated VIEs	10,652,848	—
Securitized debt obligations of consolidated VIEs	10,598,060	—
Deconsolidation of real estate loans of consolidated VIEs	(6,494,519)	—
Deconsolidation of securitized debt obligations of consolidated VIEs	(6,471,689)	—
Dividends declared, not yet paid	—	2,511
Principal paydown receivable	8	—
Noncash component of dividends on deferred stock units	53	20

See accompanying notes to consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

1. ORGANIZATION

        References herein to "we," "us" or "our" refer to Crystal River Capital, Inc. and its subsidiaries unless the context specifically requires otherwise.

        We are a Maryland corporation that was formed in January 2005 for the purpose of acquiring and originating a diversified portfolio of commercial and residential real estate assets and structured finance investments. We commenced operations on March 15, 2005, when we completed an offering of 17,400,000 shares of common stock (the "Private Offering"), and we completed our initial public offering of 7,500,000 shares of common stock (the "Public Offering") on August 2, 2006. We are externally managed and are advised by Crystal River Capital Advisors, LLC (the "Manager") as more fully explained in Note 17.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Quarterly Presentation

        The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. These consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 2009, included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (the "SEC").

Principles of Consolidation

        Our consolidated financial statements include the accounts of Crystal River Capital, Inc., three wholly-owned subsidiaries created in connection with the issuance of our collateralized debt obligations and senior mortgage-backed notes, wholly-owned subsidiaries established for financing purposes, three wholly-owned subsidiaries established to own interests in real property, our domestic taxable REIT subsidiary ("TRS") and variable interest entities ("VIEs") in which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

        As of March 31, 2010, our consolidated balance sheet includes an aggregate of $4,461,928 of assets and $4,456,118 of liabilities related to two newly consolidated VIEs and derecognized our interest of $4,531 in those VIEs. See Note 6 for additional information on our investments in VIEs.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

        We held cash and cash equivalents of approximately $5,937 at March 31, 2010, which amount excludes restricted cash of approximately $17,780 that is used to collateralize our credit default swap, certain commercial real estate and financing obligations, funds held by the trustee for CDO II and funds held in escrow for one of our financing subsidiaries relating to a yield-maintenance agreement for certain real estate loans that we sold. As of March 31, 2010, we owed $28,920 to an affiliate of our Manager under our secured credit facility. The maturity date of the credit facility was extended to August 31, 2010, unless sooner terminated as provided in the credit agreement; provided, however, that, notwithstanding the foregoing, the term of the credit facility will expire upon the latest of (i) May 25, 2010, (ii) the effective time of the Merger and (iii) thirty (30) calendar days following the termination of the merger agreement relating to the Merger, which we refer to as the Merger Agreement, but in no event later than August 31, 2010. If the Merger with an affiliate of our Manager is not consummated and this facility is not extended and we cannot obtain alternative financing, we do not expect to have sufficient cash on hand or to generate sufficient cash flow from operations to repay such indebtedness. Given our financial condition, the current lack of liquidity in the credit markets and the current economic climate, we expect to have difficulty obtaining alternative financing if our credit facility is not extended. If we cannot obtain alternative financing or extend our credit facility, it increases the risk that we will be unable to continue as a going concern. On March 24, 2010, our independent registered public accounting firm, Ernst & Young LLP, issued an opinion on our consolidated financial statements as of and for the year ended December 31, 2009, which states that our inability to refinance or extend the maturity of indebtedness maturing in 2010 raises substantial doubt about our ability to continue as a going concern.

        Our consolidated financial statements included in this report do not reflect any adjustments related to the recoverability of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Variable Interest Entities

        We consolidate all VIEs for which we are the primary beneficiary. Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.

        Effective January 1, 2010, we adopted the provisions of FASB Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("FASB ASC 810-10-65-2"), on a prospective basis. FASB ASC 810-10-65-2, which modified the

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

guidance in FASB ASC Topic 810, introduces a more qualitative approach to evaluating VIEs for consolidation and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE's performance, FASB ASC 810-10-65-2 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed, requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required and incorporates expanded disclosure requirements.

        In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE's economic performance and which party controls such activities; the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

        As a result of our adoption of FASB ASC 810-10-65-2 on January 1, 2010, we concluded we were the primary beneficiary of six VIEs. We applied the practicability exception for our initial measurement of the consolidated VIEs and accordingly recognized the consolidated assets, liabilities and non-controlling interests at fair value effective January 1, 2010. We also applied the fair value option, in accordance with FASB ASC 825-10-45-1 (previously SFAS 159), to the real estate loans owned by and the securitized debt obligations issued by these six VIEs.

        Upon consolidation of these six VIEs on January 1, 2010, we consolidated $10,712,068 of assets and $10,709,851 of liabilities and recorded $2,217 to beginning retained earnings as a cumulative effect adjustment. Upon consolidation, $13,334 of CMBS securities were eliminated against the liabilities of the six consolidated VIEs.

        On March 15, 2010, we sold a majority of our controlling class interests in four VIEs and concurrently ceased to be the primary beneficiary, which therefore resulted in a deconsolidation of those four VIEs. We recorded interest income and interest expense for these four VIEs for the period from January 1, 2010 to March 15, 2010. The deconsolidation of these VIEs resulted in a decrease of $6,510,110 of assets and $6,508,979 of liabilities and an increase of CMBS securities of $7,923 on our March 15, 2010 balance sheet.

        As of March 31, 2010, as a result of the adoption, we recorded $4,461,928 of assets and $4,456,118 of liabilities of the newly consolidated VIEs and derecognized our interest of $4,531 in those VIEs. The disclosure requirements under FASB ASC 810-10-65-2 are included in Note 6 to these consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following items were considered in our evaluation of the primary beneficiary of VIE's we are involved with:

  •
  Design of the entity (including the purpose for which the entity was established);

  •
  Potential significant risks relating to the entity;

  •
  Activities that most significantly impact the entities' economic performance; and

  •
  Factors most indicative of control or the power to direct such activities that most significantly impact the entities' economic performance.

        In performing our evaluation we made the following assumptions relating to the factors that indicate control or the power to direct the activities that most significantly impact the entities' economic performance:

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

        The financing structures that we offer to the borrowers on certain of our real estate loans involve the creation of entities that could be deemed to be VIEs and, therefore, are subject to FASB ASC 810-10-65-2. We have evaluated our real estate loans and have concluded that none of those real estate loans are VIEs that are subject to the consolidation rules of FASB ASC 810-10-65-2. See Note 8 for further discussion of our real estate loans.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Involvement with VIEs relating to CDOs and MBS

        In November 2005, we issued collateralized debt obligations through two newly-formed financing subsidiaries, Crystal River CDO 2005-1, Ltd. and Crystal River CDO 2005-1 LLC (collectively referred to as "CDO I"). In January 2007, we issued collateralized debt obligations through two newly-formed financing subsidiaries, Crystal River Capital Resecuritization 2006-1 Ltd. and Crystal River Capital Resecuritization 2006-1 LLC (collectively referred to as "CDO II"). CDO I and CDO II represent VIEs with respect to which we have determined we are the primary beneficiary and, accordingly, we have consolidated them in our consolidated financial statements. We determined that we are the primary beneficiary of both CDO I and CDO II as we have the highest level of variability of return due to the credit risk of the underlying assets. For additional information relating to the consolidated assets and liabilities of CDO I and CDO II, see Note 12.

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

        From the initial date of our involvement with the VIEs discussed in the preceding paragraphs, we have had no reconsideration events with respect to our CDOs, CMBS and RMBS. We have made no additional contributions to these VIEs since inception/purchase nor have the VIEs' governing instruments or contractual arrangements changed in a manner that changes the characteristics or adequacy of the equity investment that we have at risk in those VIEs. Our CMBS and RMBS assets and CDO liabilities were financed at inception through our issuance of debt or equity and we have not incurred any subsequent financing in relation thereto. We have not provided financial or other support to any of these VIE entities during the three months ended March 31, 2010 or 2009.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table summarizes our involvement with these variable interest entities:

					Variable Interest Entities
			For the Three Months Ended March 31, 2010		Current Face Amount of Assets held by the Company		Current Face Amount of Liabilities issued by the Company
	As of March 31, 2010							Current Face Amount of Liabilities issued by the VIE
						Current Face Amount of Assets within the VIE
			Interest Income(1)(2)	Interest Expense(1)(2)
	Assets	Liabilities
Consolidated VIEs
CDO I
CMBS	$2,965	$—	$208	$—	$102,104	$8,119,901	$—	$8,119,901
Non-Agency RMBS	2,075	—	1,149	—	76,165	6,356,298	—	6,356,298
CDOs	—	4,429	—	459	—	—	131,827	283,677
CDO II
CMBS	23,940	—	270	—	313,799	80,884,412	—	80,884,412
CDOs	—	26,911	—	664	—	—	323,002	388,384
COMM 2005-C6
Real estate loans	1,856,613	—	24,831	—	—	2,037,826	—	—
Securitized debt obligations	—	1,849,190	—	30,638	—	—	—	2,037,826
BSCMS 2006-PW13
Real estate loans	2,584,453	—	36,937	—	—	2,820,948	—	—
Securitized debt obligations	—	2,569,387	—	50,380	—	—	—	2,820,948

Total	$4,470,046	$4,449,917	$63,395	$82,141	$492,068	$100,219,385	$454,829	$100,891,446

Unconsolidated VIEs
CMBS	$3,208	$—	$93	$—	$208,466	$47,019,824	$—	$47,019,824
Non-Agency RMBS	2,027	—	718	—	40,194	3,925,281	—	3,925,281

Total	$5,235	$—	$811	$—	$248,660	$50,945,105	$—	$50,945,105

(1)
The net cash flow to the Company from these VIEs was $5,710 for the three months ended March 31, 2010.

(2)
Interest income and interest expense related to the four VIEs that were deconsolidated totaled $95,918 and $95,364 for the three months ended March 31, 2010, respectively.

        Our maximum exposure to loss with respect to those VIEs in which we determined we were not the primary beneficiary as of March 31, 2010 was $34,215.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires us to make a significant number of estimates in the preparation of the financial statements. These estimates include determining the fair market value of certain investments, debt obligations and derivative assets and liabilities, amount and timing of credit losses, prepayment assumptions, allocation of purchase price to tangible and intangible assets on property acquisitions, and other items that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., market values change due to changes in supply and demand, credit performance, prepayments, interest rates or other reasons; yields change due to changes in credit outlook and loan prepayments) will occur in the near future. Our estimates are inherently subjective in nature, actual results could differ from our estimates and differences may be material.

Cash and Cash Equivalents

        We classify highly liquid investments with original maturities of 90 days or less from the date of purchase as cash equivalents. Cash and cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates their fair value, and may consist of investments in money market accounts.

Restricted Cash

        Restricted cash consists primarily of funds held on deposit with brokers to serve as collateral for credit default swap agreements, certain commercial real estate and financing obligations, funds held by the trustee for CDO II (See Note 12) and funds held in escrow for one of our financing subsidiaries relating to a yield-maintenance agreement for certain real estate loans that we sold in June 2008 (See Note 13).

Securities

        We invest in commercial mortgage-backed securities ("CMBS"), U.S. Agency mortgage pass-through certificates, which are securities issued or guaranteed by the Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") or Government National Mortgage Association ("Ginnie Mae") and Agency Collateralized Mortgage Obligations issued by Fannie Mae or Freddie Mac backed by mortgage pass-through securities and evidenced by a series of bonds or certificates issued in multiple classes (collectively, "Agency MBS"), Non-Agency residential mortgage-backed securities ("Non-Agency RMBS", and collectively with Agency MBS, "RMBS") and other real estate debt and equity instruments. We account for our investments in CMBS, Agency MBS, Non-Agency RMBS, asset-backed securities ("ABS") and other real estate and equity instruments, which we refer to as our investment securities, in accordance with FASB ASC 320-10-50-2 (previously SFAS 115). We classify our securities as either available-for-sale or held-for-trading because we may dispose of them prior to maturity in response to changes in the

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

market, liquidity needs or other events, even if we have no current intention of selling them in the immediate future.

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

        Periodically, all available-for-sale securities are evaluated for other-than-temporary impairment in accordance with FASB ASC 320-10-65-1 (previously FSP FAS 115-2), and FASB ASC 310-20-60-1 (previously EITF 99-20), as amended by FASB ASC 325-40-65-1 (previously FSP EITF 99-20-1). An impairment that is an "other-than-temporary impairment" is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered. Under the guidance of FASB ASC 320-10-65-1, should an other-than-temporary impairment be deemed to have occurred, the total other-than-temporary impairment is bifurcated into (i) the amount related to credit losses and (ii) the amount related to all other factors. The portion of the other-than-temporary impairment related to credit losses is calculated by comparing the amortized cost of the security to the present value of cash flows expected to be collected, discounted at the security's current yield, and is recognized through earnings on the consolidated statement of operations. The portion of the other-than-temporary impairment related to all other factors is recognized as a component of other comprehensive income (loss) on the consolidated balance sheet. Since substantial doubt exists about our ability to continue as a going concern, we have determined that it is more likely than not that our investment securities will be required to be sold before we recover our amortized cost

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

basis and accordingly, all unrealized losses on our investment securities have been recognized in earnings.

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

Real Estate Loans of Consolidated VIEs

        As a result of our adoption of FASB ASC 810-10-65-2 as of March 31, 2010, our balance sheet as of such date includes $4,441,066 of real estate loans from the newly consolidated VIEs. These real estate loans are carried at their fair value, which are estimated by using a discounted cash flow analysis, utilizing expected cash flow and loss assumptions, discount rates estimated by management based on underlying property type, estimated loan to value ratios, geographic region and loan performance.

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

March 31, 2010

(dollars in thousands, except per share data)

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

        Properties are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. For commercial properties, an impairment loss is recognized when a property's carrying value exceeds its undiscounted future net cash flow. The impairment is measured as the amount by which the carrying value exceeds the estimated fair value. Projections of future cash flow take into account the specific business plan for each property and management's best estimate of the most probable set of economic conditions anticipated to prevail in the market. We recorded no impairment losses on our commercial real estate investments during the three months ended March 31, 2010 or 2009.

Accounting for Derivative Financial Instruments and Hedging Activities

        We account for our derivative and hedging activities in accordance with FASB ASC 815-10-05-4 (previously SFAS 133). FASB ASC 815-10-05-4 requires us to recognize all derivative instruments at their fair value as either assets or liabilities on our balance sheet. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether we have designated it, and whether it qualifies, as part of a hedging relationship and on the type of hedging relationship. For those

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. We have no fair value hedges or hedges of a net investment in foreign operations as of March 31, 2010 or December 31, 2009.

        FASB ASC 815-10-65-1 (previously SFAS 161), amends and expands the disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC 815-10-65-1 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. FASB ASC 815-10-65-1 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments.

        As required by FASB ASC 815-10-05-4, we record all derivatives on our balance sheet at fair value. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives also may be designated as hedges of foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting under FASB ASC 815-10-05-4.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

to realized and unrealized gain (loss) on derivatives. We account for income and expense from interest rate swaps on an accrual basis over the period to which the payments and/or receipts relate.

Dividends to Stockholders

        We record dividends to stockholders on the declaration date. The actual dividend and its timing are at the discretion of our board of directors. We intend to pay sufficient dividends to avoid incurring any income or excise tax. During the three months ended March 31, 2010, our board of directors did not declare any dividends. During the three months ended March 31, 2009, we declared dividends in the amount of $2,511, or $0.10 per share, of which $2,491 was distributed on April 30, 2009 to our stockholders of record as of March 31, 2009 and $20 related to dividends on deferred stock units.

        In the fourth quarter of 2009, our board of directors elected to suspend the quarterly dividend to holders of shares of our common stock to preserve liquidity. This suspension has continued into the second quarter of 2010. We are prohibited from paying any dividends under the Merger Agreement.

Trust Preferred Securities

        Trusts that were formed for the sole purpose of issuing trust preferred securities are not consolidated in our financial statements in accordance with FASB ASC 810-10-25-50 (previously FIN 46R) as we have determined that we are not the primary beneficiary of such trusts. Our investment in the common securities of such trusts is carried at cost and is included in other investments in our consolidated financial statements. In January 2010, these trust preferred securities were cancelled in connection with the exchange and discharge of our junior subordinated notes.

Revenue Recognition

        Interest income for our investment securities and real estate loans is recognized over the life of the investment using the effective interest method and recorded on the accrual basis. Interest income on mortgage-backed securities ("MBS") is recognized using the effective interest method as required by FASB ASC 325-40-35-1 (previously EITF 99-20). Real estate loans not held within our consolidated VIEs generally are originated or purchased at or near par value, and interest income is recognized based on the effective yield method based on the terms of the loan instrument. Any loan fees or acquisition costs on originated loans or securities are capitalized and recognized as a component of interest income over the life of the investment utilizing the straight-line method, which approximates the effective interest method. Interest income for real estate loans held within our consolidated VIEs is recognized over the life of the investment using the effective interest method and recorded on the accrual basis. The fair value of the real estate loans at the adoption of FASB ASC 810-10-65-2 is the basis for which we determine the effective yield to amortize the premium or discount on real estate loans held within these VIEs. None of the interest income for the three months ended March 31, 2010 or 2009 included prepayment fees. We do not accrue interest on real estate loans that are placed on non-accrual status when collection of principal or interest is in doubt. As of January 1, 2008, a real estate construction loan was placed on non-accrual status and we recorded an additional provision for

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

loan loss of $0 and $400 related to this loan during the three months ended March 31, 2010 and 2009, respectively, as we believe that it is probable that we will not recover the entire loan balance, including the capitalized interest thereon. As of March 31, 2009, a mezzanine loan was placed on non-accrual status and we recorded a loan loss allowance of $0 and $6,358 related to this loan during the three months ended March 31, 2010 and 2009, respectively, as we believe that it is probable that we will not recover the entire loan balance, including the capitalized interest thereon.

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

March 31, 2010

(dollars in thousands, except per share data)

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

Income Taxes

        We have elected to be taxed as a REIT under the Internal Revenue Code and the corresponding provisions of state law. To qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income to stockholders within the statutory timeframe. Accordingly, we generally will not be subject to federal or state income tax to the extent that we make qualifying distributions to our stockholders and provided that we satisfy the REIT requirements, including certain asset, income, distribution and stock ownership tests. If we were to fail to meet these requirements, we would be subject to federal, state and local income taxes, which could have a material adverse impact on our results of operations and amounts available for distribution to our stockholders.

        The dividends paid deduction of a REIT for qualifying dividends to our stockholders is computed using our taxable income as opposed to using our financial statement net income. Some of the significant differences between financial statement net income and taxable income include the timing of recording unrealized gains/realized gains associated with certain assets, excess inclusion income, the book/tax basis of assets, interest income, impairment, straight-line amortization of rental leases, credit loss recognition related to certain assets (asset-backed mortgages), accounting for derivative instruments, stock compensation, amortization of various costs (including start up costs) and accounting for lease income on net leased real estate assets. The differences between GAAP net income and taxable income generally are attributable to differing treatment, including timing related thereto, of unrealized/realized gains and losses associated with certain assets, the bases, income, impairment, and/or credit loss recognition related to certain assets, primarily CMBS, accounting for derivative instruments, accounting for lease income on net leased real estate assets, and amortization or various costs. The distinction between GAAP net income and taxable income is important to our stockholders because dividends or distributions, if any, are declared and paid on the basis of annual estimates of taxable income or loss. We do not pay Federal income taxes on income that we distribute on a current basis, provided that we satisfy the requirements for qualification as a REIT under the Internal Revenue Code. We calculate our taxable income or loss as if we were a regular domestic corporation. This taxable income or loss level determines the amount of dividends, if any, that we are required to distribute over time to reduce or eliminate our tax liability pursuant to REIT requirements.

        Income on CMBS investments is computed for GAAP purposes based upon a yield, which assumes credit losses will occur (See "Revenue Recognition" for further discussion). The yield to compute our

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. Furthermore, due diligence expense incurred related to the acquisition of CMBS and loan investments not originated are required to be expensed as incurred for GAAP purposes but are included as a component of the cost basis of the asset and amortized for tax purposes. In addition, straight-line rental income recognized for GAAP purposes is not recognized for tax purposes, as taxable income generally is based on contractual rental income.

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

        In addition, FASB ASC 740-10-05-6 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740-10-05-6 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation was effective January 1, 2007. The adoption of FASB ASC 740-10-05-6 did not materially affect our consolidated financial statements.

        We have a wholly owned domestic taxable REIT subsidiary that has made a joint election with us to be treated as our TRS. Our TRS is a separate entity subject to federal income tax under the Internal Revenue Code. For the three months ended March 31, 2010 and 2009, we did not record any current income tax expense. As of March 31, 2010, we had recorded a $16,040 valuation allowance on deferred tax assets of $16,040 attributable to income tax net operating loss carryforwards relating to our TRS. The valuation allowance is based on management's estimate that our TRS is not expected to generate sufficient taxable income to recover the deferred tax assets. As of March 31, 2010, we did not have a deferred tax liability. As of March 31, 2010, we had net operating loss carryforwards of $35,254. Almost all of the net operating loss carryforwards expire in 2027.

        Our policy for interest and penalties on material uncertain tax positions recognized in our consolidated financial statements is to classify such interest and penalties as interest expense and operating expense, respectively. However, in accordance with FASB ASC 740-10-05-6, we assessed our tax positions for all open tax years (Federal, years 2005 through 2009 and State, years 2005 through 2009) as of March 31, 2010, and concluded that we have no material FASB ASC 740-10-50-15 liabilities to be recognized at this time.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

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

Earnings per Share

        We compute basic and diluted earnings per share in accordance with FASB ASC 260-10-50-1 (previously SFAS 128). Basic earnings per share ("EPS") is computed based on net income divided by the weighted average number of shares of common stock and other participating securities outstanding during the period. Diluted EPS is based on net income divided by the weighted average number of shares of common stock plus any additional shares of common stock attributable to stock options, provided that the options have a dilutive effect. At each of March 31, 2010 and March 31, 2009, options to purchase a total of 130,000 shares of common stock have been excluded from the computation of diluted EPS as they were determined to be antidilutive.

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

Concentration of Credit Risk and Other Risks and Uncertainties

        A significant portion of our investments are concentrated in MBS that pass through collections of principal and interest from the underlying mortgages, and there is a risk that some borrowers on the underlying mortgages will default. Therefore, MBS bear exposure to credit losses. Our maximum exposure to loss due to credit risk if all parties to our investment securities failed completely to perform according to the terms of the contracts as of March 31, 2010 and December 31, 2009 is $34,215 and $42,826, respectively. Our real estate loans and other investments also bear exposure to credit losses. Our maximum exposure to loss due to credit risk if parties to our real estate loans and

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

other investments failed completely to perform according to the terms of the loans and other agreements as of March 31, 2010 and December 31, 2009 is $0 and $7,453, respectively. We also bear credit risk on our real estate loans of consolidated VIEs as of March 31, 2010 of $4,441,066.

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

        FASB ASC 860-10-55-54 (previously FSP FAS 140-3) relates to repurchase financings for financial assets previously transferred between the same counterparties, that is entered into contemporaneously with, or in contemplation of, the initial transfer. FASB ASC 860-10-55-54 establishes criteria to determine the accounting treatment of transactions involving the transfer, and subsequent repurchase financing, of financial assets with the same counterparty. Transactions that do not meet the criteria of

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FASB ASC 860-10-55-54 do not qualify for QSPE accounting treatment under FASB ASC 860-10-15-3 and will be treated as a derivative, requiring further evaluation under FASB ASC 815-10-05-2 (previously SFAS 133). We did not enter into any repurchase financing transactions during the three months ended March 31, 2010.

Segment Reporting

        FASB ASC 280-10-50-20 (previously SFAS 131), establishes standards on reporting operating segments in interim and annual financial reports. FASB ASC 280-10-50-20 defines an operating segment as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. We have identified our chief operating decision-maker as our chief executive officer. We have determined that we operate in two reportable segments: a Securities, Loans and Other Investments segment and a Commercial Real Estate segment. The reportable segments were determined based on the allocation of our investment portfolio between investment activity and commercial real estate operations in which separate performance data is produced and analyzed by management and the chief operating decision-maker.

Recently Adopted Accounting Pronouncements

        In June 2009, the FASB issued FASB ASC 860-10-65-3 (previously SFAS 166). FASB ASC 860-10-65-3 removed the concept of a QSPE and the exemptions from consolidation for QSPEs; it also requires a transferor to evaluate all existing QSPEs to determine whether those QSPEs must be consolidated in accordance with SFAS 167, as defined below. FASB ASC 860-10-65-3 revises and clarifies the derecognition requirements for transfers of financial assets and the initial measurement of beneficial interests that are received as proceeds by a transferor in connection with transfers of financial assets. In addition, FASB ASC 860-10-65-3 requires additional disclosure about transfers of financial assets and a transferor's continuing involvement with such transferred financial assets. FASB ASC 860-10-65-3 is effective for financial asset transfers occurring after an entity's first fiscal year beginning after November 15, 2009. The adoption of FASB ASC 860-10-65-3 did not have a significant impact on our consolidated financial statements.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In June 2009, the FASB issued FASB ASC 810-10-65-2 (previously SFAS 167), which amends the consolidation guidance applicable to VIEs. The amendments to the consolidation guidance affect all entities currently within the scope of FASB ASC 810-10-05-8 (previously FIN 46(R)), as well as QSPEs that currently are excluded from the scope of FASB ASC 810-10-05-8 (previously FIN 46(R)). FASB ASC 810-10-65-2 is effective for fiscal years beginning after November 15, 2009. FASB ASC 810-10-65-2 significantly changes the criteria by which an enterprise determines whether it must consolidate a VIE. Currently, a VIE is consolidated by the enterprise that will absorb a majority of the expected losses or expected residual returns created by the assets of the VIE. FASB ASC 810-10-65 requires that a VIE be consolidated by the enterprise that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. FASB ASC 810-10-65 also requires that an enterprise continually reassess, based on current facts and circumstances, whether it should consolidate the VIEs with which it is involved. Effective January 1, 2010, we adopted FASB ASC 810-10-65-2 and, accordingly, consolidated certain VIEs that were not included in our consolidated financial statements as of December 31, 2009. The disclosure requirements under FASB ASC 810-10-65-2 are included in Note 6 to these consolidated financial statements.

        In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends existing disclosure guidance related to fair value measurements. Specifically, ASU 2010-06 requires (i) details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy, and (ii) inclusion of gross purchases, sales, issuances, and settlements within the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. In addition, ASU 2010-06 clarifies and increases existing disclosure requirements related to (i) the disaggregation of fair value disclosures and (ii) the inputs used in arriving at fair values for assets and liabilities valued using Level 2 and Level 3 inputs within the fair value hierarchy; however, these two requirements have been deferred. ASU 2010-06 is effective for the first interim or annual period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010 and for interim periods within those years. The adoption of ASU 2010-06 did not have a material impact on our consolidated financial statements.

Presentation

        Certain reclassifications have been made in the presentation of the prior periods consolidated financial statements to conform to the March 2010 presentation.

3. COMPLETION OF THE EXCHANGE AND DISCHARGE OF TRUST PREFERRED SECURITIES

        On January 29, 2010, we entered into an exchange agreement, which we refer to as the Exchange Agreement, with Taberna Preferred Funding VIII, Ltd. and Taberna Preferred Funding IX, Ltd., which we collectively refer to as Taberna, pursuant to which we exchanged certain of our assets described below for the outstanding $50,000 aggregate liquidation preference of trust preferred securities issued

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

3. COMPLETION OF THE EXCHANGE AND DISCHARGE OF TRUST PREFERRED SECURITIES (Continued)

by Crystal River Preferred Trust I and backed by $51,550 aggregate principal amount of our junior subordinated notes due 2037. Immediately following the closing of the transaction contemplated by the Exchange Agreement, the junior subordinated notes were cancelled, the indenture under which the notes were issued was discharged and Crystal River Preferred Trust I was dissolved.

        Pursuant to the Exchange Agreement, we transferred and assigned to Taberna two real estate loans and a CMBS bond, which collectively had an aggregate carrying value for accounting purposes on our balance sheet as of December 31, 2009 of $5,979, and we also paid to Taberna a $1,000 exchange fee. We also paid $500 to cover all costs and expenses that were incurred by the collateral manager for Taberna, the indenture trustee and their respective advisors. This transaction resulted in a gain on extinguishment of debt of $39,916, or $1.57 per share.

4. CMBS ASSET SALE

        On March 9, 2010, we entered into a binding letter of intent (the "Asset Sale LOI"), with Ranieri Partners Management LLC or its affiliates (together, "Ranieri"). Pursuant to the Asset Sale LOI, Ranieri (either directly or through an affiliate) agreed to purchase certain mortgage pass-through certificates (the "LOI CMBS Assets") from us. Further, pursuant to the Asset Sale LOI, we agreed to appoint Ranieri (or its designee) as the replacement manager of CDO I and CDO II. Ranieri agreed to pay us a total purchase price of $8,000 for the sale of those assets to Ranieri, of which $2,500 (plus accrued and unpaid interest through the closing date of that portion of the transaction) was paid upon the sale of the LOI CMBS Assets on March 15, 2010, $2,000 will be paid upon the transfer of the CDO II rights referenced above, and $3,500 will be paid upon the transfer of the CDO I rights referenced above. We also agreed to grant to Ranieri a right of first refusal to purchase all or any portion of our interest in two CMBS securitizations if we sell those securities in the future. The completion of the transfer of the CDO I and CDO II rights set forth in the Asset Sale LOI is subject to various customary closing conditions as well as the execution of definitive agreements. Our board of directors had previously appointed a special committee of disinterested directors, which we refer to as the Special Committee, to, among other things, evaluate our strategic alternatives. The Special Committee, with the assistance of its financial advisor, solicited and received several bids on the assets that are the subject of the Asset Sale LOI. The Special Committee selected the Ranieri bid based on the combination of price and other terms, in particular those providing greater certainty of closing.

        In connection with the sale of the LOI CMBS Assets on March 15, 2010, the net gain has been deferred and will be recognized once the entire transaction has been completed as the sale of the LOI CMBS Assets, transfer of the CDO I and CDO II rights and right of first refusal referenced above constitute a multiple-element transaction and because fair value cannot be allocated among the different components within this transaction. The deferred gain was recorded as a liability on our consolidated balance sheet as of March 31, 2010.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

5. FAIR VALUE HIERARCHY

Fair Value on a Recurring Basis

        The following tables set forth by level within the fair value hierarchy our assets and liabilities accounted for at fair value on a recurring basis under FASB ASC 815-15-25-4 (previously SFAS 155) and FASB ASC 825-10-50-8 (previously SFAS 159) as of March 31, 2010 and December 31, 2009. As required by FASB ASC 820-10-50-1 (previously SFAS 157), assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements as of March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets accounted for at fair value:
Investment securities	$—	$—	$34,215	$34,215
Real estate loans of consolidated VIEs	—	—	4,441,066	4,441,066

Total assets at fair value	$—	$—	$4,475,281	$4,475,281

Liabilities accounted for at fair value:
Collateralized debt obligations	$—	$—	$31,340	$31,340
Securitized debt obligations of consolidated VIEs	—	—	4,418,577	4,418,577
Derivative liabilities	—	—	38,608	38,608

Total liabilities at fair value	$—	$—	$4,488,525	$4,488,525

	Fair Value Measurements as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets accounted for at fair value:
Investment securities	$—	$—	$42,826	$42,826
Derivative assets	—	—	—	—

Total assets at fair value	$—	$—	$42,826	$42,826

Liabilities accounted for at fair value:
Collateralized debt obligations	$—	$—	$33,617	$33,617
Derivative liabilities	—	—	34,937	34,937

Total liabilities at fair value	$—	$—	$68,554	$68,554

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

5. FAIR VALUE HIERARCHY (Continued)

        The following is a summary of our investment securities based on the lowest level input that is significant to each security's fair value measurement in its entirety as of March 31, 2010 and December 31, 2009.

	Investment Securities at Fair Value as of March 31, 2010
Security Description	Level 1	Level 2	Level 3	Total
CMBS	$—	$—	$30,113	$30,113
Non-Agency RMBS	—	—	4,102	4,102

Total investment securities at fair value	$—	$—	$34,215	$34,215

Level 3 assets for which we do not bear direct economic exposure(1)			28,980

Level 3 assets for which we bear direct economic exposure			$5,235

	Investment Securities at Fair Value as of December 31, 2009
Security Description	Level 1	Level 2	Level 3	Total
CMBS	$—	$—	$38,113	$38,113
Non-Agency RMBS	—	—	4,713	4,713

Total investment securities at fair value	$—	$—	$42,826	$42,826

Level 3 assets for which we do not bear direct economic exposure(1)			35,536

Level 3 assets for which we bear direct economic exposure			$7,290

(1)
Consists of Level 3 assets that are financed by our collateralized debt obligations. We own an interest in these securities through our investment in the subordinate classes of notes issued by these CDOs.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

5. FAIR VALUE HIERARCHY (Continued)

Level 3 Gains and Losses

        The table below sets forth a summary of changes in the fair value of our assets with significant valuation inputs classified as Level 3 for the three months ended March 31, 2010.

	Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Investment securities— available-for- sale	Investment securities—held- for-trading at FVO	Real estate loans of consolidated VIEs at FVO	Total
Balance, December 31, 2009	$7,318	$35,508	$—	$42,826
Adoption of FASB ASC 810-10-65-2	(926)	(12,407)	10,652,848	10,639,515
Total net gains or losses on assets still held at March 31, 2010:
Included in earnings—interest income	(896)	(1,659)	2,409	(146)
Included in earnings—impairments	(586)	—	—	(586)
Included in earnings—mark to market on held-for-trading securities/real estate loans of consolidated VIEs	—	(113)	488,344	488,231
Included in earnings—other	(112)	(155)	—	(267)
Included in accumulated other comprehensive income (loss)	645	—	—	645
Total net gains or losses on assets disposed/redeemed during the period:
Included in earnings—interest income	3	8	—	11
Included in earnings—impairments	—	—	—	—
Included in earnings—mark to market on held-for-trading securities (FVO)	—	—	—	—
Included in earnings—other	(3)	(10)	—	(13)
Included in accumulated other comprehensive income (loss)	—	—	—	—
Net purchases, dispositions and settlements	(180)	(143)	(208,016)	(208,339)
Deconsolidation of VIEs due to sale of CMBS (Note 4)	—	7,923	(6,494,519)	(6,486,596)
Transfers in and/or out of Level 3	—	—	—	—

Balance, March 31, 2010	$5,263	$28,952	$4,441,066	$4,475,281

        During the three months ended March 31, 2010, our assets measured at fair value on a recurring basis reflected as Level 3 increased largely due to the real estate loans of the newly consolidated VIEs as a result of the adoption of FASB ASC 810-10-65-2 on January 1, 2010 (see Note 6). Our investment

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

5. FAIR VALUE HIERARCHY (Continued)

securities and real estate loans of consolidated VIEs are reflected as Level 3 as a result of the reduction of liquidity in the capital markets that has resulted in a decrease in the observability of the significant inputs used in determining fair value.

        The table below sets forth a summary of changes in the fair value of our assets with significant valuation inputs classified as Level 3 for the three months ended March 31, 2009.

	Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Investment securities— available-for- sale	Investment securities—held- for-trading at FVO	Total
Balance, December 31, 2008	$21,615	$51,301	$72,916
Total net gains or losses on assets still held at March 31, 2009:
Included in earnings—interest income	447	678	1,125
Included in earnings—impairments	(5,784)	—	(5,784)
Included in earnings—mark to market on held-for-trading securities (FVO)	—	(14,423)	(14,423)
Included in earnings—other	(298)	(73)	(371)
Included in accumulated other comprehensive income (loss)	196	—	196
Total net gains or losses on assets disposed/redeemed during the period:
Included in earnings—interest income	—	—	—
Included in earnings—impairments	—	—	—
Included in earnings—mark to market on held-for-trading securities (FVO)	—	—	—
Included in earnings—other	(6)	—	(6)
Included in accumulated other comprehensive income (loss)	(1)	—	(1)
Net purchases, dispositions and settlements	(66)	(24)	(90)
Transfers in and/or out of Level 3	—	—	—

Balance, March 31, 2009	$16,103	$37,459	$53,562

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

5. FAIR VALUE HIERARCHY (Continued)

reduction of liquidity in the capital markets that has resulted in a decrease in the observability of the significant inputs used in determining fair value.

        The table below sets forth a summary of changes in the fair value of our liabilities with significant valuation inputs classified as Level 3 for the three months ended March 31, 2010.

	Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Derivative Liabilities	Collateralized Debt Obligations at FVO	Securitized Debt Obligations of consolidated VIEs at FVO	Total
Balance, December 31, 2009	$34,937	$33,617	$—	$68,554
Adoption of FASB ASC 810-10-65-2	—	—	10,598,060	10,598,060
Total net gains or losses (realized/unrealized) still held at March 31, 2010:
Included in earnings—interest expense	—	—	26,734	26,734
Included in earnings—mark to market on collateralized/securitized debt obligations (of consolidated variable interest entities)	—	(1,844)	464,683	462,839
Included in earnings—realized and unrealized loss on derivatives	3,671	—	—	3,671
Net issuances, dispositions and settlements	—	(433)	(208,132)	(208,565)
Deconsolidation of VIEs due to sale of CMBS (Note 4)	—	—	(6,462,768)	(6,462,768)
Transfers in and/or out of Level 3	—	—	—	—

Balance, March 31, 2010	$38,608	$31,340	$4,418,577	$4,488,525

        During the three months ended March 31, 2010, our liabilities measured at fair value on a recurring basis reflected as Level 3 increased largely due to the securitized debt obligations of the newly consolidated VIEs as a result of the adoption of FASB ASC 810-10-65-2 (see Note 6).

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

5. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our liabilities with significant valuation inputs classified as Level 3 for the three months ended March 31, 2009.

	Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Derivative Liabilities	Collateralized Debt Obligations at FVO	Total
Balance, December 31, 2008	$57,280	$45,429	$102,709
Total net gains or losses (realized/unrealized) still held at March 31, 2009:
Included in earnings—mark to market on collateralized debt obligations	—	(4,546)	(4,546)
Included in earnings—realized and unrealized gain on derivatives	(6,926)	—	(6,926)
Net issuances, dispositions and settlements	(3,688)	(5,362)	(9,050)
Transfers in and/or out of Level 3	—	—	—

Balance, March 31, 2009	$46,666	$35,521	$82,187

        During the three months ended March 31, 2009, our liabilities measured at fair value on a recurring basis reflected as Level 3 decreased, largely due to unrealized gains on our interest rate swaps and payments in respect of our credit default swaps, which we refer to as CDS.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

5. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our assets with significant valuation inputs classified as Level 3 for the three months ended March 31, 2010.

	Investment Securities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	CMBS	Non-Agency RMBS	Real estate loans of consolidated VIEs at FVO	Total
Balance, December 31, 2009	$38,113	$4,713	$—	$42,826
Adoption of FASB ASC 810-10-65-2	(13,333)	—	10,652,848	10,639,515
Total net gains/losses on securities still held at end of period:
Included in earnings—interest income	(2,844)	289	2,409	(146)
Included in earnings—impairments	(455)	(131)	—	(586)
Included in earnings—mark to market on held-for-trading securities/real estate loans of consolidated VIEs	332	(445)	488,344	488,231
Included in earnings—other	—	(267)	—	(267)
Included in accumulated other comprehensive income (loss)	443	202	—	645
Total net gains/losses on securities disposed/redeemed during period:
Included in earnings—interest income	—	11	—	11
Included in earnings—impairments	—	—	—	—
Included in earnings—mark to market on held-for-trading securities (FVO)	—	—	—	—
Included in earnings—other	—	(13)	—	(13)
Included in accumulated other comprehensive income (loss)	—	—	—	—
Net purchases, dispositions and settlements	(66)	(257)	(208,016)	(208,339)
Deconsolidation of VIEs due to sale of CMBS (Note 4)	7,923	—	(6,494,519)	(6,486,596)
Transfers in and/or out of Level 3	—	—	—	—

Balance, March 31, 2010	$30,113	$4,102	$4,441,066	$4,475,281

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

5. FAIR VALUE HIERARCHY (Continued)

        The table below sets forth a summary of changes in the fair value of our assets with significant valuation inputs classified as Level 3 for the three months ended March 31, 2009.

	Investment Securities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	CMBS	Non-Agency RMBS	Total
Balance, December 31, 2008	$58,093	$14,823	$72,916
Total net gains/losses on securities still held at end of period:
Included in earnings—interest income	614	511	1,125
Included in earnings—impairments	(3,318)	(2,466)	(5,784)
Included in earnings—mark to market on held-for-trading securities (FVO)	(11,053)	(3,370)	(14,423)
Included in earnings—other	—	(371)	(371)
Included in accumulated other comprehensive income (loss)	214	(18)	196
Total net gains (losses) on securities disposed/redeemed during period:
Included in earnings—interest income	—	—	—
Included in earnings—realized gain (loss) on sale	—	—	—
Included in earnings—impairments	—	—	—
Included in earnings—mark to market on held-for-trading securities (FVO)	—	—	—
Included in earnings—other	—	(6)	(6)
Included in accumulated other comprehensive income (loss)	—	(1)	(1)
Net purchases, dispositions and settlements	—	(90)	(90)
Transfers in and/or out of Level 3	—	—	—

Balance, March 31, 2009	$44,550	$9,012	$53,562

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

5. FAIR VALUE HIERARCHY (Continued)

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

        The three approaches described within FASB ASC 820-10-50-1 (previously SFAS 157) are consistent with generally accepted valuation methodologies. While all three approaches are not applicable to all assets or liabilities accounted for at fair value, where appropriate and possible, one or more valuation techniques may be used. The selection of the valuation method(s) to apply considers the definition of an exit price and the nature of the asset or liability being valued and significant expertise and judgment is required. For assets and liabilities accounted for at fair value, excluding real estate held for sale, valuation techniques generally are a combination of the market and income approaches. Real estate held for sale valuation techniques generally combine income and cost approaches. For the three months ended March 31, 2010, the application of valuation techniques applied to similar assets and liabilities has been consistent.

Fair Value on a Non-Recurring Basis

        Certain assets are measured at fair value on a non-recurring basis and are not included in the tables above. These assets include real estate loans and real estate loans held for sale that are reported at the lower of cost or market and loans held for sale that initially were measured at cost and have been written down to fair value as a result of being designated for sale.

        Real estate loans—As of March 31, 2010, we had one real estate construction loan and one mezzanine loan that are held for investment where allowances for loan losses have been calculated based upon the fair value of the underlying collateral and by using a fundamental cash flow valuation analysis resulting in a carrying value of zero. The cash flow analysis includes cumulative loss assumptions derived from multiple inputs including current housing prices, costs to complete the construction of the underlying collateral, expected recoveries from supporting collateral and other market data.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

5. FAIR VALUE HIERARCHY (Continued)

        Real estate loans held for sale—As of March 31, 2010, we did not have any real estate loans held for sale.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

5. FAIR VALUE HIERARCHY (Continued)

Fair Value Option

        The following reflects the assets and liabilities accounted for under the fair value option and the change in fair value recorded in our consolidated statement of operations:

		Changes in Fair Values for the Three Months Ended March 31, 2010, For Items Measured at Fair Value Pursuant to the Election of the Fair Value Option
	Fair Value Option March 31, 2010	Interest Income/ (Expense)(1)	Net Mark to Market Adjustments on Investment Securities— Held-for- Trading	Net Mark to Market Adjustments on Collateralized Debt Obligations
Assets accounted for under the fair value option:
Held-for-trading securities:
CMBS	$26,877	$(1,858)	$332	$—
Non-Agency RMBS	2,075	207	(445)	—
Real estate loans of consolidated VIEs	4,441,066	2,409	488,344	—

	$4,470,018	$758	$488,231	$—

Liabilities accounted for under the fair value option:
Collateralized debt obligations	$31,340	$—	$—	$(1,844)
Securitized debt obligations of consolidated VIEs	4,418,577	26,734	—	464,683

	$4,449,917	$26,734	$—	$462,839

(1)
Represents accretion of net discount only.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

5. FAIR VALUE HIERARCHY (Continued)

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

        Total financial assets at fair value classified within Level 3 were $4,475,281 and $48,729 as of March 31, 2010 and December 31, 2009, respectively. Such amounts represent 93% and 13% of "Total assets" on the consolidated balance sheet as of March 31, 2010 and December 31, 2009, respectively. Excluding assets for which we do not bear direct economic exposure, Level 3 assets were 0% and 2% of "Total assets" as of March 31, 2010 and December 31, 2009, respectively.

        Total financial liabilities at fair value classified within Level 3 were $4,488,525 and $68,554 as of March 31, 2010 and December 31, 2009, respectively. Such amounts represent 93% and 16% of "Total liabilities" on the consolidated balance sheets as of March 31, 2010 and December 31, 2009, respectively.

        As of March 31, 2010 and December 31, 2009, our CDO notes had a face value of $454,829 and $455,262, respectively, and fair value of $31,340 and $33,617, respectively.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

5. FAIR VALUE HIERARCHY (Continued)

and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

        To comply with the provisions of FASB ASC 820-10-50-9 (previously SFAS 157), we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral posting, thresholds, mutual puts and guarantees. For the three months ended March 31, 2010 and March 31, 2009, we recorded $(773) and $3,068, respectively, into earnings as a gain (loss), which is reflected in realized and unrealized gain (loss) on derivatives on our consolidated statement of operations, relating to our nonperformance risk.

        Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. As of March 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy.

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

6. VARIABLE INTEREST ENTITIES

        In accordance with FASB ASC 810-10-65-2, we consolidate all VIEs for which we are the primary beneficiary. As of March 31, 2010, our consolidated balance sheet includes approximately $4,461,928 of assets and $4,456,118 of liabilities from two consolidated VIEs. These VIEs are securitization vehicles that invest in real estate debt instruments, which investments were not originated or transferred to the VIEs by us. As a result of consolidation, our ownership interests in these VIEs have been eliminated, and our balance sheet reflects both the assets held and debt issued by these VIEs to third parties. Similarly, our operating results and cash flows include the gross amounts related to the assets and liabilities of the VIEs, as opposed to our net economic interests in these entities. Upon our adoption of FASB ASC 810-10-65-2, we also applied the fair value option, in accordance with FASB ASC 825-10-45-1 (previously FAS 159), to the assets and liabilities of the VIEs.

        Our interest in the assets held by these VIEs, which are consolidated on our balance sheet at their fair value, is restricted by the structural provisions of these entities, and a recovery of our investment in the VIEs will be limited by each entity's distribution provisions. The liabilities of the VIEs, which also

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

6. VARIABLE INTEREST ENTITIES (Continued)

are consolidated on our balance sheet at their fair value, are non-recourse to us, and can generally only be satisfied from each VIE's respective asset pool. We are not obligated to provide, nor have we provided, any financial support to these VIEs.

        The following disclosures relate specifically to the assets and liabilities of these VIEs, as stated on our consolidated balance sheets.

Assets—Real Estate Loans

        Our consolidated VIEs' assets consist of real estate loans and interest receivable. The following is a summary of the real estate loans of the consolidated VIEs as of March 31, 2010:

Loan Type	Number of Loans	Face Value	Carrying Value	Weighted Average Interest Rate	Maturity Date/Range	Weighted Average Years to Maturity
Whole loans	434	$4,858,774	$4,441,066	5.75%	06/2010 - 07/2030	5.58

Total	434	$4,858,774	$4,441,066

        The maturities of the real estate loans of our consolidated VIEs as of March 31, 2010 are as follows:

Face Amount
Remainder of 2010	$238,576
2011	119,955
2012	56,737
2013	131,944
2014	27,898
Thereafter	4,283,664

$4,858,774

        As of March 31, 2010, the fair value of real estate loans within our consolidated VIEs in which interest payments are more than 90 days past due, and therefore on non-accrual status, totaled $131,761 with a face amount of $217,249.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

6. VARIABLE INTEREST ENTITIES (Continued)

Liabilities—Securitized Debt Obligations

        Our consolidated VIEs' liabilities consist of securitized debt obligations, interest payable and other liabilities. As of March 31, 2010, we consolidated $4,418,577 of securitized debt obligations at fair value. The following is a summary of each entity's outstanding securitized debt obligations:

VIE	Face Value	Carrying Value	Weighted Average Interest Rate
COMM 2005-C6	$2,037,826	$1,848,949	5.30%
BSCMS 2006-PW13	2,820,948	2,569,628	6.07

Total	$4,858,774	$4,418,577

        The maturities of the securitized debt obligations as of March 31, 2010 are as follows:

	Payment due by Period
Securitized Debt Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
COMM 2005-C6	$2,037,826	$257,407	$98,855	$89,581	$1,591,983
BSCMS 2006-PW13	2,820,948	30,316	193,675	214,368	2,382,589

Total	$4,858,774	$287,723	$292,530	$303,949	$3,974,572

7. INVESTMENT SECURITIES

        Our investment securities are classified into two categories, available-for-sale and trading, in which both are carried at their estimated fair values. The amortized cost and estimated fair values of our investment securities as of March 31, 2010 and December 31, 2009 are summarized as follows:

Available-for-sale Securities

		Unrealized
	Amortized Cost
		Gains(1)	Losses(1)	Fair Value
March 31, 2010
CMBS	$1,637	$1,599	$—	$3,236
Non-Agency RMBS	1,825	202	—	2,027

Total	$3,462	$1,801	$—	$5,263

December 31, 2009
CMBS	$3,144	$2,083	$—	$5,227
Non-Agency RMBS	2,091	—	—	2,091

Total	$5,235	$2,083	$—	$7,318

(1)
Included in accumulated other comprehensive income (loss).

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

7. INVESTMENT SECURITIES (Continued)

Trading Securities

		Unrealized
	Amortized Cost
		Gains(1)	Losses(1)	Fair Value
March 31, 2010
CMBS	$14,810	$12,067	$—	$26,877
Non-Agency RMBS	1,720	355	—	2,075

Total	$16,530	$12,422	$—	$28,952

December 31, 2009
CMBS	$23,049	$9,837	$—	$32,886
Non-Agency RMBS	2,617	5	—	2,622

Total	$25,666	$9,842	$—	$35,508

(1)
Included in consolidated statements of operations.

        We pledge our investment securities to secure our collateralized debt obligations and borrowings under our secured revolving credit facility. The fair value of the investment securities that we pledged as collateral as of March 31, 2010 and December 31, 2009 is summarized as follows:

Pledged as Collateral:	March 31, 2010	December 31, 2009
For borrowings under collateralized debt obligations	$28,980	$35,536
For borrowings under secured revolving credit facility, related party	5,235	6,450

Total	$34,215	$41,986

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

7. INVESTMENT SECURITIES (Continued)

        The aggregate estimated fair values by underlying credit rating of our investment securities as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
Security Rating	Estimated Fair Value	Percentage	Estimated Fair Value	Percentage
AAA	$—	—%	$—	—%
AA	—	—	—	—
A	—	—	—	—
BBB	—	—	3,724	8.70
BB	—	—	5,451	12.73
B	17,140	50.10	15,506	36.20
CCC	11,049	32.29	9,049	21.13
CC	—	—	—	—
C	5,215	15.24	6,698	15.64
Not rated	811	2.37	2,398	5.60

Total	$34,215	100.00%	$42,826	100.00%

        The face amount and net unearned discount on our investment securities as of March 31, 2010 and December 31, 2009 were as follows:

Description:	March 31, 2010	December 31, 2009
Face amount	$749,616	$921,994
Net unearned discount	(729,624)	(891,093)

Amortized cost	$19,992	$30,901

        For the three months ended March 31, 2010 and the three months ended March 31, 2009, net discount (premium) on investment securities accreted into interest income totaled $(2,544) and $1,125, respectively.

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

7. INVESTMENT SECURITIES (Continued)

        The following is a summary of our CMBS investments as of March 31, 2010 and December 31, 2009:

March 31, 2010

					Weighted Average
		Gross Unrealized
	Amortized Cost			Estimated Fair Value		Book Yield(1)	Market Yield(2)	Term (yrs)
Security Rating		Gains	Losses		Coupon
AAA	$—	$—	$—	$—	—%	—%	—%	—
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	—	—	—	—	—	—	—	—
BB	—	—	—	—	—	—	—	—
B	10,888	5,406	—	16,294	5.43	63.50	224.72	5.91
CCC	5,118	5,269	—	10,387	5.20	194.35	897.05	7.32
CC	—	—	—	—	—	—	—	—
C	358	2,532	—	2,890	5.10	573.11	3,836.37	6.56
Not rated	83	459	—	542	5.18	1,091.01	2,603.90	7.79

Total CMBS	$16,447	$13,666	$—	$30,113	5.22	120.50	846.05	6.49

December 31, 2009

					Weighted Average
		Gross Unrealized
	Amortized Cost			Estimated Fair Value		Book Yield(1)	Market Yield(2)	Term (yrs)
Security Rating		Gains	Losses		Coupon
AAA	$—	$—	$—	$—	—%	—%	—%	—
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	3,724	—	—	3,724	5.20	9.74	44.67	5.93
BB	4,895	556	—	5,451	5.34	7.77	44.11	6.59
B	10,374	4,285	—	14,659	5.50	28.36	86.59	6.40
CCC	4,833	3,460	—	8,293	5.19	37.80	614.49	7.78
CC	—	—	—	—	—	—	—	—
C	2,078	1,790	—	3,868	5.09	95.23	487.22	6.64
Not rated	289	1,829	—	2,118	5.11	256.44	2,157.59	9.19

Total CMBS	$26,193	$11,920	$—	$38,113	5.21	31.43	347.01	6.86

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

7. INVESTMENT SECURITIES (Continued)

        Residential Mortgage Backed Securities ("RMBS")—Our investments include RMBS, which are securities that represent participations in, and are secured by or payable from, mortgage loans secured by residential properties. Our RMBS investments include Non-Agency pass-through certificates that are rated classes in senior/subordinated structures ("Non-Agency RMBS").

        The following is a summary of our Non-Agency RMBS investments as of March 31, 2010 and December 31, 2009:

March 31, 2010

		Gross Unrealized			Weighted Average
Security Rating	Amortized Cost	Gains	Losses	Estimated Fair Value	Coupon	Book Yield(1)	Market Yield(2)	Term (yrs)
AAA	$—	$—	$—	$—	—%	—%	—%	—
AA	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—
BBB	—	—	—	—	—	—	—	—
BB	—	—	—	—	—	—	—	—
B	826	20	—	846	1.74	73.30	58.62	5.58
CCC	662	—	—	662	3.82	148.58	152.42	7.29
CC	—	—	—	—	—	—	—	—
C	1,895	430	—	2,325	4.74	1,151.59	20,332.75	5.47
Not rated	162	107	—	269	2.63	75,652.82	46,191.35	5.40

Total Non-Agency RMBS	$3,545	$557	$—	$4,102	3.92	4,119.72	14,589.41	5.78

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

7. INVESTMENT SECURITIES (Continued)

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

        Other Securities—We invested in the preferred stock of Millerton I CDO with an estimated fair value of $0 as of each of March 31, 2010 and December 31, 2009, and the preferred stock of Millerton II CDO with an estimated fair value of $0 as of each of March 31, 2010 and December 31, 2009. The preferred stock of Millerton I CDO was rated C and the preferred stock of Millerton II CDO was not rated at March 31, 2010.

        Unrealized Losses—We did not own any available-for-sale securities with unrealized losses as of March 31, 2010 or December 31, 2009. Since substantial doubt exists about our ability to continue as a going concern, we have determined that it is more likely than not that our investment securities will be required to be sold before we recover our amortized cost basis and, accordingly, all unrealized losses on our investment securities have been recognized in earnings.

        Other-Than-Temporary Impairments—For the three months ended March 31, 2010, we recorded other-than-temporary impairments totaling $586. Impairments on RMBS and CMBS totaled $131 and $455, respectively. The impairments for the three months ended March 31, 2010 were attributed to both credit and non-credit losses. To determine the component of the gross other-than-temporary impairment related to credit losses, we compared the amortized cost basis of each

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

7. INVESTMENT SECURITIES (Continued)

other-than-temporarily impaired security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. Significant judgment of management is required in this analysis that includes, but is not limited to, assumptions regarding the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. Other factors considered in determining the component of other-than-temporary impairments related to credit losses include current subordination levels, interest payment shortfalls, credit ratings and delinquency rates. Other-than-temporary impairment related to non-credit losses was determined based on our assessment that it is more likely than not that our securities will be required to be sold before we recover their amortized cost basis, and therefore this impairment was recognized in earnings. The following table summarizes the amount of other-than-temporary impairments related to credit and non-credit losses for the three months ended March 31, 2010:

	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included (Offset) in Other Comprehensive Income(1)	Net Other- Than- Temporary Impairments Included in Earnings
December 31, 2009	$77,202	$5,039	$72,163
Additions due to change in expected cash flows	429	232	197
Additional increases related to credit loss for OTTI previously recognized in OCI	—	(282)	282
Reductions due to requirement to sell	39	(68)	107

March 31, 2010	$77,670	$4,921	$72,749

(1)
The balance as of March 31, 2010 represents the remaining OTTI in OCI of certain securities that are in a net gain position after including accumulated unrealized gains. The net unrealized gain in OCI as of March 31, 2010 was $1,801.

        For the three months ended March 31, 2009, we recorded impairment charges totaling $5,784, which was reclassified out of other comprehensive income. Impairments on RMBS and CMBS during the period totaled $2,467 and $3,317, respectively. The impairments were attributed to the decline in the projected yields related to changes in the cash flow assumptions, such as timing and prepayments, on the underlying assets, and other than temporary declines in the market values, which was primarily a consequence of wider spreads affecting market values of the securities.

        Sale of Available-for-Sale Securities—During the three months ended March 31, 2010, in connection with the sale of the LOI CMBS Assets on March 15, 2010 (see Note 4), a net gain has been deferred and will be recognized once the entire transaction has been completed as the sale of the LOI CMBS Assets, transfer of the CDO I and CDO II rights and right of first refusal referenced above constitute a multiple-element transaction and because fair value cannot be allocated among the different

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

7. INVESTMENT SECURITIES (Continued)

components within this transaction. The deferred gain was recorded as a liability on our consolidated balance sheet as of March 31, 2010. Also during the three months ended March 31, 2010, we transferred and assigned one CMBS security, among other consideration, in exchange for the cancellation of our junior subordinated notes (see Note 3). During the three months ended March 31, 2009, we did not sell any securities.

        Average maturity of our investment securities at March 31, 2010 was as follows:

Weighted Average Life
CMBS	4.17
Non-Agency RMBS	3.47

8. REAL ESTATE LOANS AND REAL ESTATE LOANS HELD FOR SALE

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

8. REAL ESTATE LOANS AND REAL ESTATE LOANS HELD FOR SALE (Continued)

        The following is a summary of our real estate loans, excluding real estate loans of consolidated VIEs (see Note 6), as of March 31, 2010 and December 31, 2009:

Loan Type	Number of Loans	Face Value	Carrying Value	Weighted Average Interest Rate	Maturity Date/Range		Weighted Average Years to Maturity
March 31, 2010
Construction loans	1	14,602	—	—(1)	11/2008	(2)	—
Mezzanine loans	1	6,358	—	—(3)	5/2009	(4)	—

	2	$20,960	$—

December 31, 2009
Construction loans	1	14,602	—	—(1)	11/2008	(2)	—
Mezzanine loans	1	6,358	—	—(3)	5/2009	(4)	—

	2	$20,960	$—

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

        There were no unamortized underwriting fees as of March 31, 2010 and December 31, 2009.

        In 2005, we originated a mezzanine construction loan to develop luxury residential condominiums in Portland, Oregon. The loan was in technical default as of January 1, 2008 and was placed on non-accrual status at such date, and we have received no principal or interest payments during the three months ended March 31, 2010 and the three months ended March 31, 2009 on the loan. We have not made any additional advances on this loan during the three months ended March 31, 2010 and have no funding obligations under this loan. In January 2009, the senior lender notified the borrower that the senior construction loan was in default, triggering a blockage period of 120 days with respect to our mezzanine construction loan during which period we were precluded from exercising our rights under the mezzanine construction loan. We currently account for this loan as a troubled debt restructuring under FASB ASC 310-40-15-3 (previously SFAS 15), and FASB ASC 310-10-35-13 (previously SFAS 114). As of March 31, 2010, we have recorded a loan loss allowance for the entire outstanding face amount of the loan. As of each of March 31, 2010 and December 31, 2009, the carrying value of the loan totaled $0 (inclusive of a loan loss provision of $14,602).

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

8. REAL ESTATE LOANS AND REAL ESTATE LOANS HELD FOR SALE (Continued)

        In November 2006, we purchased a senior participation interest in a mezzanine loan to develop luxury residential condominiums in New York, New York. The loan was in technical default as of April 2009 and was placed on non-accrual status as of March 31, 2009. We have not made any advances on this loan during the three months ended March 31, 2010 and have no funding obligations under this loan. As of March 31, 2010, we have recorded a loan loss allowance for the entire outstanding face amount of the loan (including capitalized interest). As of each of March 31, 2010 and December 31, 2009, the carrying value of the loan totaled $0 (inclusive of a loan loss provision of $6,358).

  Real Estate Loans Held for Sale

        As of March 31, 2010, we did not own any real estate loans with respect to which we had the intent and ability to sell in the near future, and accordingly, we did not classify any of our real estate loans as of March 31, 2010 as held for sale. As of December 31, 2009, we had the intent and ability to sell in the near future two of our real estate loans and therefore, we classified them as held for sale as of such date. The following is a summary of our real estate loans held for sale as of December 31, 2009, which were sold during the three months ended March 31, 2010:

Loan Type	Number of Loans	Face Value	Carrying Value	Weighted Average Interest Rate	Maturity Date	Weighted Average Years to Maturity
December 31, 2009
Mezzanine loans	1	$11,063	$4,658	7.32%	2/2016	6.2
Whole loans	1	1,658	1,245	3.48	11/2011	1.9

	2	12,721	5,903	6.82	11/2011 - 2/2016	5.6

        For the three months ended March 31, 2010, we did not record any valuation allowance on our consolidated statement of operations relating to real estate loans that are held for sale as of March 31, 2010.

        In connection with the exchange and discharge of our junior subordinated notes in January 2010, we exchanged one mezzanine loan and one whole loan with carrying values of $4,658 and $1,245, respectively, as part of the consideration (see Note 3).

        We pledge our real estate loans and real estate loans held for sale to secure our secured revolving credit facility. The fair value of the real estate loans, including those held for sale, that we pledged as collateral as of March 31, 2010 and December 31, 2009 is summarized as follows:

Pledged as Collateral:	March 31, 2010	December 31, 2009
For borrowings under secured revolving credit facility, related party	$—	$5,903

Total	$—	$5,903

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

9. COMMERCIAL REAL ESTATE

        The components of commercial real estate as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Land	$17,428	$17,428
Buildings and improvements	222,045	222,045

Commercial properties	239,473	239,473
Less: Accumulated depreciation	(19,345)	(17,719)

Total	$220,128	$221,754

        The depreciation expense related to commercial real estate included in the operating results for the three months ended March 31, 2010 and 2009 was $1,626 and $1,626, respectively.

        The following is a schedule of future minimum rent payments to be received under the leases at the three properties owned:

Rent Payments
Remainder of 2010	$8,511
2011	11,575
2012	11,807
2013	12,043
2014	12,285
Thereafter	99,431

10. OTHER INVESTMENTS

        The components of other investments as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Investment in trust preferred securities	$—	$1,550

Total other investments	$—	$1,550

        In January 2010, we entered into an exchange agreement with the holders of our trust preferred securities pursuant to which we exchanged certain of our assets for all of the outstanding trust preferred securities issued by our subsidiary Crystal River Preferred Trust I that were backed by $51,550 aggregate principal amount of our junior subordinated notes. Immediately following the closing of that transaction in January 2010, the trust preferred securities and the junior subordinated notes were cancelled, the indenture under which the junior subordinated notes were issued was discharged

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

10. OTHER INVESTMENTS (Continued)

and Crystal River Preferred Trust I was dissolved. The sale was approved by the independent members of our board of directors.

11. INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES

        The intangible assets and liabilities arose on the acquisition of the commercial real estate properties in March 2007 and September 2007. As of March 31, 2010 and December 31, 2009, the components of intangible assets are as follows:

	March 31, 2010	Weighted Average Life (Years)	December 31, 2009	Weighted Average Life (Years)
Lease origination costs	$82,228	11.8	$82,228	12.1
Below-market ground lease	2,919	56.0	2,919	56.3
Mineral rights	303		303

Total	85,450		85,450
Less: Accumulated amortization	(16,951)		(15,542)

Intangible assets	$68,499		$69,908

        The amortization of lease origination costs for the three months ended March 31, 2010 and 2009 was $1,396 and $1,396, respectively, and is included in depreciation and amortization expense. The amortization of a below-market ground lease, which is included in commercial real estate expenses, for the three months ended March 31, 2010 and 2009 was $12 and $12, respectively. The estimated amortization of these intangible assets is $5,633 per year for each of the next five years.

        Below market leases, net of amortization, which are classified as intangible liabilities, are $65,415 as of March 31, 2010 and $66,785 as of December 31, 2009. The amortization of intangible liabilities included in rental income for the three months ended March 31, 2010 and 2009 was $1,370 and $1,370, respectively. The estimated amortization is $5,480 per year for each of the next five years.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

12. DEBT AND OTHER FINANCING ARRANGEMENTS

        The following is a summary of our debt, excluding debt of consolidated VIEs (see Note 6), as of March 31, 2010 and December 31, 2009:

Type of Debt:	March 31, 2010	December 31, 2009
Collateralized debt obligations, at fair value	$31,340	$33,617
Junior subordinated notes held by trust that issued trust preferred securities	—	51,550
Mortgages payable	219,380	219,380
Secured revolving credit facility, related party	28,920	28,920

Total Debt	$279,640	$333,467

        Collateralized Debt Obligations—In November 2005, we issued approximately $377,904 of CDOs ("CDO I") through two newly-formed subsidiaries, Crystal River CDO 2005-1, Ltd. (the "2005 Issuer") and Crystal River CDO 2005-1 LLC (the "2005 Co-Issuer"). CDO I consists of $227,500 of investment grade notes and $67,750 of non-investment grade notes, each with a final contractual maturity date of March 2046, which were co-issued by the 2005 Issuer and the 2005 Co-Issuer, and $82,654 of preference shares, which were issued by the 2005 Issuer. We retained all of the non-investment grade securities, the preference shares and the common shares in the 2005 Issuer. The 2005 Issuer holds assets, currently consisting of CMBS and RMBS, which serve as collateral for CDO I. Investment grade notes in the aggregate principal amount of $217,500 were issued with floating coupons with a combined weighted average interest rate of three-month LIBOR plus 0.58% and these notes were hedged at an annual rate of 5.068% to protect CDO I from increases in short-term interest rates. In addition, $10,000 of investment grade notes were issued with a fixed coupon rate of 6.02%. CDO I may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of CDO I. Thereafter, CDO I's securities will be retired in sequential order from the senior-most to junior-most as loans are repaid. We incurred approximately $5,906 of issuance costs, which is amortized over the average life of CDO I. The 2005 Issuer and 2005 Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. As of March 31, 2010 and December 31, 2009, CDO I was collateralized by investment securities with fair values of $5,040 and $6,435, respectively. As of January 1, 2008, we elected the fair value option under FASB ASC 825-10-45-1 (previously SFAS 159) for our collateralized debt obligations, and the fair value of the investment grade notes that CDO I issued that are held by third parties as of March 31, 2010 and December 31, 2009 was $4,429 and $5,723, respectively ($131,827 and $132,260 par amount, respectively). Beginning in June 2008, CDO I began to fail certain over-collateralization triggers. During this period of failure, all notes subordinate to the most senior class with a relevant trigger failure will not receive their quarterly interest payments. The money that otherwise would be paid to those classes is used instead to pay down the principal balance of the senior-most outstanding notes. During the three months ended March 31, 2010 and 2009, $0 and $419,

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

12. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

respectively, was diverted from the affected classes to amortize senior notes issued by CDO I, and $433 and $4,744, respectively, of senior notes was otherwise repaid as provided in the indenture governing the CDO I notes. On September 2, 2009, the trustee of CDO 1 issued a "Notice of Event of Default" to the collateral manager for CDO I because of a failure by CDO I to pay interest on the Class D notes. This event of default entitles noteholders of the senior class of notes, the Class A notes, to direct the trustee to take particular actions with respect to the collateral owned by CDO I and the CDO notes issued by CDO I. The event of default in 2009 did not trigger a reconsideration event under FASB ASC 810-10-65-2 (previously SFAS 167) and had no impact on our 2010 consolidated financial statements.

        In January 2007, we issued approximately $390,338 of CDOs ("CDO II") through two newly-formed subsidiaries, Crystal River Capital Resecuritization 2006-1 Ltd. (the "2006 Issuer") and Crystal River Capital Resecuritization 2006-1 LLC (the "2006 Co-Issuer"). CDO II consists of $324,956 of investment grade notes and $14,638 of non-investment grade notes, each with a final maturity date of September 2047, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $19,517 of non-investment grade notes and $31,227 of preference shares, which were issued by the 2006 Issuer. The 2006 Issuer initially held cash totaling $58,600 that was designated for the future funding of additional investments, all of which was invested during 2007. We retained all of the non-investment grade securities, the preference shares and the common shares in the 2006 Issuer. The 2006 Issuer holds assets, consisting of CMBS, which serve as collateral for CDO II. Investment grade notes in the aggregate principal amount of $324,956 were issued with floating coupons with a combined weighted average interest rate of one-month LIBOR plus 0.57% and these notes were hedged at an annual rate of 4.955% to protect CDO II from increase in short-term interest rates. We incurred approximately $6,006 of issuance costs, which is being amortized over the average life of CDO II. The 2006 Issuer and the 2006 Co-Issuer are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay outstanding debt under our repurchase agreements. As of March 31, 2010 and December 31, 2009, CDO II was collateralized by investment securities with a fair value of $23,940 and $29,101, respectively. As of January 1, 2008, we elected the fair value option under FASB ASC 825-10-45-1 (previously SFAS 159) for our collateralized debt obligations, and the fair value of the investment grade notes that CDO II issued that are held by third parties as of March 31, 2010 and December 31, 2009 was $26,911 and $27,894, respectively ($323,002 and $323,002 par amount, respectively). During the three months ended March 31, 2010 and 2009, $0 and $198, respectively, of cash flows from "distressed securities" owned by CDO II was diverted from the equity class to amortize senior notes issued by CDO II.

        Junior Subordinated Notes Held by Trust that Issued Trust Preferred Securities—In March 2007, we formed Crystal River Preferred Trust I ("Trust I") for the purpose of issuing trust preferred securities. In March 2007, Trust I issued $50,000 of trust preferred securities to an unaffiliated investor and $1,550 of trust common securities to us for $1,550. The combined proceeds were invested by Trust I in $51,550 of junior subordinated notes issued by us. The junior subordinated notes were the sole assets of Trust I and were scheduled to mature in April 2037, but were callable by us at par on or after April 2012.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

12. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

Interest was payable quarterly at a fixed rate of 7.68% (ten-year LIBOR plus 2.75%) through April 2012 and thereafter at a floating rate equal to three-month LIBOR plus 2.75%. We incurred financing costs of $1,356, which were deferred and were being amortized over the term of the junior subordinated notes. In January 2010, we entered into an exchange agreement with the holders of our trust preferred securities pursuant to which we exchanged certain of our assets for all of the outstanding trust preferred securities issued by Trust I that were backed by our junior subordinated notes. Immediately following the closing of that transaction in January 2010, the trust preferred securities and the junior subordinated notes were cancelled, the indenture under which the junior subordinated notes were issued was discharged and Trust I was dissolved (see Note 3).

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

12. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

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

        Restrictive Covenants and Maturities—Certain of our repurchase agreements (none of which were in use as of March 31, 2010 or December 31, 2009) contain financial covenants, such as maintaining a specific net asset value or worth, and certain of such repurchase agreements and our revolving credit facility contain covenants requiring us to maintain our REIT status. We were in compliance with respect to all our financial covenants under agreements for which we had outstanding borrowings as of March 31, 2010.

        Interest Expense—Interest expense is comprised of the following:

	Three Months Ended March 31,
	2010	2009
Interest expense on debt of consolidated VIEs	$176,382	$—
Interest on CDO notes	1,123	1,746
Interest expense on interest rate swap agreements	301	468
Interest on mortgages payable	3,062	3,062
Interest on junior subordinated notes	308	990
Interest on secured revolving credit facility, related party	198	248
Amortization of deferred financing costs	11	19

Total interest expense	$181,385	$6,533

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

12. DEBT AND OTHER FINANCING ARRANGEMENTS (Continued)

        Interest payable is comprised of the following:

	March 31, 2010	December 31, 2009
Interest on securitized debt obligations of consolidated variable interest entities	$23,632	$—
Interest on CDO notes	1,012	793
Interest on mortgages payable	1,055	113
Interest on junior subordinated notes	—	671
Interest on secured revolving credit facility, related party	37	37

Total interest payable	$25,736	$1,614

13. COMMITMENTS AND CONTINGENCIES

        We invest in real estate construction loans. During the three months ended March 31, 2010 and 2009, we made no advances under these commitments. As of March 31, 2010, we had no unfunded commitments to fund any real estate loans.

        In June 2008, we sold 11 whole loans to a third party. In connection with the sale, we entered into a yield maintenance agreement which serves to protect the buyer against potential prepayments of those 11 whole loans. In accordance with the agreement, we deposited $4,096 into a restricted trust account to serve as collateral for the potential loss contingency. The agreement provides for the release to be evaluated quarterly to either the buyer or us of a proportionate share of the collateral contingent on any prepayments of the 11 whole loans. During the three months ended March 31, 2010 and March 31, 2009, $230 and $0, respectively, was released to us from the restricted trust account. As of March 31, 2010, our maximum loss contingency under this agreement totaled $3,079. The initial accrued loss contingency was recorded as additional realized loss on the sale of real estate loans in our statement of operations during 2008. As of March 31, 2010, we had an accrued loss contingency totaling $100 (compared to our maximum exposure to loss of $3,079 as of such date) based on assumptions developed by management relating to the timing and value of expected prepayments on the 11 loans.

        We are aware of three lawsuits that have been filed by alleged Crystal River shareholders challenging our proposed merger with Brookfield and naming as defendants Crystal River, our Board of Directors, and in some instances, Brookfield and B Merger Sub, Inc. Additional lawsuits pertaining to the Merger could be filed in the future. On or around March 2, 2010, plaintiff Fazal Mahmood filed a complaint in the Circuit Court for Baltimore City, Maryland against Crystal River and our Board of Directors asserting claims on behalf of a putative class of Company shareholders. On March 2, 2010, plaintiffs Milton P. Silva and Shaher Tadros filed a complaint in the Supreme Court of the State of New York, County of New York, against Crystal River, our Board of Directors, Brookfield, and B Merger Sub, Inc. asserting claims on behalf of a putative class of Crystal River shareholders as well as derivative claims ostensibly on behalf of Crystal River. On March 5, 2010, plaintiff Gary P. Klahr

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

13. COMMITMENTS AND CONTINGENCIES (Continued)

filed a complaint in the Circuit Court for Baltimore City, Maryland against Crystal River, our Board of Directors, Brookfield, and B Merger Sub, Inc. asserting claims on behalf of a putative class of Crystal River shareholders. On April 29, 2010, the two Maryland actions were consolidated into one action. In each of these lawsuits, the plaintiffs generally allege, among other things, that the members of our Board of Directors breached their fiduciary duties towards the plaintiffs and the other public stockholders of Crystal River in connection with the proposed sale of Crystal River to Brookfield and Merger Sub. Plaintiffs in these lawsuits seek, among other relief, certification of the lawsuits as class actions, an injunction preventing the Merger from closing, an award of unspecified damages to the plaintiffs and the class, and an award of attorneys' fees and expenses, along with such other relief as the courts deem just and proper. We intend to vigorously defend these lawsuits.

14. RISK MANAGEMENT TRANSACTIONS

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

        As of March 31, 2010 and December 31, 2009, we did not have any foreign currency swaps in place.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

14. RISK MANAGEMENT TRANSACTIONS (Continued)

        The fair value of our derivatives as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Derivative Assets:
Interest rate swaps	$—	$—
Interest receivable—swaps	—	—

Total derivative assets	$—	$—

Derivative Liabilities:
Interest rate swaps	$29,214	$25,308
Credit default swaps	9,394	9,628
Interest payable—swap	437	441
Other	—	1

Total derivative liabilities	$39,045	$35,378

        The notional amount of our open undesignated interest rate swap positions as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
Interest rate swaps on CDO I notes	$39,375	$40,493
Interest rate swaps on CDO II notes	240,467	240,467

	$279,842	$280,960

        As of each of March 31, 2010 and December 31, 2009, we had unhedged liabilities under our secured revolving credit facility totaling $28,920.

        During the three months ended March 31, 2010 and March 31, 2009, the change in the valuation of the interest rate swaps in the amount of $3,908 and $6,810, respectively, was recorded in realized and unrealized loss on derivatives on our statement of operations. The net unamortized deferred losses on settled and unsettled swaps as of March 31, 2010 and December 31, 2009 were $8,868 and $9,170, respectively, and are being amortized into earnings through interest expense.

        Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815-10-50-4(e) (previously SFAS 133). Changes in the fair value of derivatives not designated in hedging relationships recorded directly in earnings for the three months ended March 31, 2010 and March 31, 2009 totaled $3,908 and $3,724, respectively.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

14. RISK MANAGEMENT TRANSACTIONS (Continued)

        The components of our accumulated derivative gain (loss) included in other comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2010	2009
Net unrealized accumulated derivative gain (loss) on active and settled interest rate swaps and caps—beginning of period	$(9,170)	$(10,539)
Net realized losses on settled and active swaps amortized into earnings	302	468

Net unrealized accumulated derivative loss on active and settled interest rate swaps and caps—end of period	$(8,868)	$(10,071)

        Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During 2010, we estimate that an additional $901 will be reclassified as an increase in interest expense. During the three months ended March 31, 2010 and March 31, 2009, we did not accelerate the reclassification of any losses in other comprehensive loss to earnings as a result of the hedged forecasted transactions becoming probable not to occur.

        The components of net realized and unrealized loss on derivatives are as follows:

	Three Months Ended March 31,
	2010	2009
Realized/unrealized gains on credit default swaps ("CDS")	$234	$78
Unrealized losses on hedge ineffectiveness	(3,346)	—
Unrealized gains (losses) on economic hedges not designated for hedge accounting	(3,908)	3,724
Net realized gains (losses) on settlement of interest rate swaps	—	—
Premium earned on CDS	33	75
Swap transaction expense	(9)	(6)
Other	—	—

Net realized and unrealized gains (losses) on derivatives	$(6,996)	$3,871

        As of March 31, 2010 and December 31, 2009, we were not required to provide any collateral in respect of our interest rate swaps.

        The maturities of the notional amounts of our interest rate swaps outstanding as of March 31, 2010 are as follows: $39,375 in 2013 and $240,467 in 2018.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

14. RISK MANAGEMENT TRANSACTIONS (Continued)

        As of each of March 31, 2010 and December 31, 2009, we held a credit default swap, as the protection seller, in the notional amount (maximum exposure to loss) of $10,000. A credit default swap is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard CDS contract, one party, referred to as the protection buyer, purchases credit default protection from another party, referred to as the protection seller, for a specific notional amount of obligations of a reference entity. In these transactions, the protection buyer pays a premium to the protection seller. The premium generally is paid monthly in arrears, but may be paid in full up front in the case of a CDS with a short maturity. Generally, if a credit event occurs during the term of the CDS, the protection seller pays the protection buyer the notional amount and takes delivery of the reference entity's obligation. CDS are generally unconditional, irrevocable and non-cancelable. At March 31, 2010, the fair value of our net liability relating to credit default swap contracts was $9,394, compared to a net liability of $9,628 at December 31, 2009. As of March 31, 2010 and December 31, 2009, we had posted cash of $10,497 as collateral in connection with our single name CDS, which is included in restricted cash on the consolidated balance sheet.

        The components of our outstanding credit default swaps as of March 31, 2010 are as follows:

FHLT 2005-1 M8
Notional amount	$10,000
Expiration date	6/25/2035
Fair value	$(9,394)
Exposure to loss	$606

15. STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE PLAN

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

        In March 2005, we adopted a Long-Term Incentive Plan (the "Plan") that provides for awards under the Plan in the form of stock options, stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, deferred stock units and other performance awards. Our Manager and our officers, employees, directors, advisors and consultants who provide services to us are eligible to receive awards under the Plan. The Plan has a term of 10 years and, based on awards since adoption, limits awards through December 31, 2010 to a maximum of 2,502,180 shares of common stock. For subsequent periods, the maximum number of shares of common stock that may be subject to awards

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

15. STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE PLAN (Continued)

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

        During the three months ended March 31, 2010, we did not issue any shares of restricted common stock, but we did issue 77,459 deferred stock units to certain independent members of our board of directors, all of which were issued in lieu of cash remunerations. These independent members of our board of directors are fully vested in the deferred stock units at the date of grant. For the three months ended March 31, 2010 and March 31, 2009, $35 and $46, respectively, was expensed relating to the amortization of deferred stock units.

        Accumulated other comprehensive loss as of March 31, 2010 and December 31, 2009 was comprised of the following:

	March 31, 2010	December 31, 2009
Net unrealized gains on available-for-sale securities	$1,801	$2,083
Net realized and unrealized losses on interest rate swap agreements accounted for as cash flow hedges	(8,868)	(9,170)

Total accumulated other comprehensive loss	$(7,067)	$(7,087)

        Total comprehensive income (loss) totaled $32,940 and $(9,318) for the three months ended March 31, 2010 and March 31, 2009, respectively.

16. FINANCIAL RISKS

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

16. FINANCIAL RISKS (Continued)

        Market risk reflects changes in the value of the investment securities and real estate loans due to changes in interest rates or other market factors, including the rate of prepayments of principal and the value of the collateral underlying our investment securities and real estate loans.

        As of March 31, 2010 and December 31, 2009, the mortgage loans in the underlying collateral pools for all securities we owned were secured by properties predominantly in Arizona (13% in 2010, 12% in 2009), California (11% in 2010, 12% in 2009), Florida (5% in 2010, 6% in 2009), New York (10% in 2010, 10% in 2009) and Texas (15% in 2010, 15% in 2009). All other states comprise individually less than 5% as of March 31, 2010 and December 31, 2009.

        As of March 31, 2010 and December 31, 2009, we had a concentration of tenant risk relating to our commercial real estate properties. Our commercial real estate properties are leased on a triple net basis to JPMorgan Chase under leases that expire in 2021 for our Houston, Texas and Phoenix, Arizona properties and in 2027 for our Arlington, Texas property. In addition, rental income from our commercial real estate segment represented 3.2% and 28.1% of our total revenue for the three months ended March 31, 2010 and March 31, 2009, respectively.

17. RELATED PARTY TRANSACTIONS

        We have entered into a management agreement, as amended (the "Agreement"), with our Manager. The most recent renewal term of the Agreement expired in December 2009 and was renewed for a one-year term. After the initial term, the Agreement will be automatically renewed for a one-year term each anniversary date thereafter unless we or our Manager terminate the Agreement. The Agreement provides that our Manager will provide us with investment management services and certain administrative services and will perform our day-to-day operations. The monthly base management fee for such services is equal to 1.5% of one-twelfth of our equity, as defined in the Agreement, payable in arrears. In future periods, to the extent that our equity is negative, we expect that our base management fee would be zero. The current term of the Agreement will expire in December 2010.

        In addition, under the Agreement, our Manager earns a quarterly incentive fee equal to 25% of the amount by which the quarterly net income per share, as defined in the Agreement (which principally excludes the effect of stock compensation and the unrealized change in derivatives), exceeds an amount equal to the product of the weighted average of the price per share of the common stock we issued in the Private Offering and in the Public Offering and the price per share of common stock in any subsequent offerings by us, multiplied by the higher of (i) 2.4375% or (ii) 25% of the then applicable 10 year Treasury note rate plus 0.50%, multiplied by the then weighted average number of outstanding shares for the quarter. The incentive fee is paid quarterly. The Agreement provides that 10% of the incentive management fee is to be paid in shares of our common stock (providing that such payment does not result in our Manager owning directly or indirectly more than 9.8% of our issued and outstanding common stock) and the balance is to be paid in cash. Our Manager may, at its sole discretion, elect to receive a greater percentage of its incentive management fee in shares of our common stock. There were no incentive management fees earned during the three months ended March 31, 2010 or March 31, 2009.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

17. RELATED PARTY TRANSACTIONS (Continued)

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

        We issued to our Manager 84,000 shares of our restricted common stock and granted options to purchase 126,000 shares of our common stock for a 10 year period at a price of $25 per share in March 2005. We issued to one of our executive officers 30,000 shares of restricted common stock in March 2006. 10,000 of such shares vested on March 15, 2007 and the remaining 20,000 shares were forfeited in April 2007 when the executive officer to whom such shares were issued resigned from his position with us. We issued to one of our directors 2,000 shares of restricted stock in May 2007 which vested on the first anniversary of their date of issuance, we issued to one of our directors 2,000 shares of restricted stock in June 2008 which vested on the first anniversary of their date of issuance, and we issued to two of our directors an aggregate of 4,000 shares of restricted stock in June 2009, which will vest on the first anniversary of their date of issuance. For the three months ended each of March 31, 2010 and March 31, 2009, the base management expense was $0.

        The Agreement provides that we are required to reimburse our Manager for certain expenses incurred by our Manager on our behalf provided that such costs and reimbursements are no greater than that which would be paid to outside professionals or consultants on an arm's length basis. For the three months ended each of March 31, 2010 and March 31, 2009, we were not charged any reimbursable costs by our Manager.

        In August 2007, we entered into a $100,000 unsecured 364-day credit facility with Brookfield US Corporation (f/k/a Brascan (U.S.) Corp.), an affiliate of our Manager. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100,000 in the aggregate and to reduce the interest rate to LIBOR + 2.50%. In March 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth (as defined in the facility) and to eliminate the financial covenants relating to minimum net income (as defined in the facility), compliance with a maximum leverage ratio and compliance with an interest rate sensitivity requirement. In August 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of June 30, 2008, to revise the financial covenant relating to minimum net worth. In February 2009, we and Brookfield US Corporation amended the terms of the facility to extend the term of the facility from May 2009 to May 2010, to lower the borrowing capacity under the

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

17. RELATED PARTY TRANSACTIONS (Continued)

facility from $100,000 to $50,000 and, effective as of December 31, 2008, to delete the financial covenant relating to minimum net worth. The secured facility bears interest at LIBOR + 2.50%. In February 2010, we and Brookfield US Corporation amended the terms of the facility to extend the term of the facility to August 31, 2010, unless sooner terminated as provided in the credit agreement; provided, however, that, notwithstanding the foregoing, the term of the credit facility will expire upon the latest of (i) May 25, 2010, (ii) the effective time of the Merger and (iii) thirty (30) calendar days following the termination of the Merger Agreement, but in no event later than August 31, 2010. The credit facility and the amendments were approved by the independent members of our board of directors. The credit agreement contains customary representations, warranties and covenants, including covenants limiting dividends, liens, mergers, asset sales and other fundamental changes. In addition, if our current manager, Crystal River Capital Advisors, LLC, or another wholly owned subsidiary of Brookfield Asset Management Inc. is not acting as our manager, then Brookfield US Corporation may accelerate all amounts due under our revolving credit facility. We incurred financing costs of $8, which have been deferred and are being amortized over the term of the secured revolving credit facility.

        In February 2010, we and Brookfield and B Acquisition Sub Inc., a wholly-owned subsidiary of Brookfield, entered into the Merger Agreement pursuant to which Brookfield will acquire all the outstanding shares of our common stock that Brookfield and its subsidiaries do not already own for cash at a price of $0.60 per share. The transaction was unanimously approved by the independent members of our Board of Directors, and by the Special Committee formed to oversee our strategic review process. The transaction is subject to approval by our stockholders holding a majority of the shares entitled to vote at a special meeting of stockholders, as well as other customary closing conditions. We will be obligated to reimburse Brookfield for all of its transaction expenses (subject to a cap in certain circumstances) if the Merger Agreement is terminated other than as result of a breach by Brookfield.

        In March 2010, we entered into a binding letter of intent (the "Asset Sale LOI"), with Ranieri Partners Management LLC or its affiliates (together, "Ranieri"). Pursuant to the Asset Sale LOI, Ranieri (either directly or through an affiliate) agreed to purchase certain mortgage pass-through certificates (the "LOI CMBS Assets") from us. Further, pursuant to the Asset Sale LOI, we agreed to appoint Ranieri (or its designee) as the replacement manager of CDO I and CDO II. Ranieri agreed to pay us a total purchase price of $8,000 for the sale of those assets to Ranieri, of which $2,500 (plus accrued and unpaid interest through the closing date of that portion of the transaction) was paid upon the sale of the LOI CMBS Assets on March 15, 2010, $2,000 will be paid upon the transfer of the CDO II rights referenced above, and $3,500 will be paid upon the transfer of the CDO I rights referenced above. We also agreed to grant to Ranieri a right of first refusal to purchase all or any portion of our interest in two CMBS securitizations if we sell those securities in the future. The completion of the transfer of the CDO I and CDO II rights set forth in the Asset Sale LOI is subject to various customary closing conditions as well as the execution of definitive agreements. The Special Committee, with the assistance of its financial advisor, solicited and received several bids on the assets that are the subject of the Asset Sale LOI. The Special Committee selected the Ranieri bid based on the combination of price and other terms, in particular those providing greater certainty of closing.

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

17. RELATED PARTY TRANSACTIONS (Continued)

        In connection with the execution of the Asset Sale LOI, one of Ranieri's affiliates paid $1,600 (20% of the total purchase price) as a deposit on the transaction. A ratable portion of the escrowed funds (based on the purchase prices specified above) will be applied to each component of the transaction upon the closing of that component. The LOI CMBS Assets sale closed on March 15, 2010 and $500 of the deposit was applied against the $2,500 purchase price for the LOI CMBS Assets. An affiliate of Brookfield is a lender to the Ranieri affiliate that purchased the LOI CMBS Assets, which such Ranieri affiliate we refer to as the Purchaser, and proceeds from such loan have been used to fund the deposit referenced above and the remainder of the purchase price for the CMBS bonds and an additional $1,900 available under the loan may be used to fund a portion of the purchase price for the CDO I and CDO II rights referenced above. In addition, an affiliate of Brookfield, which we refer to as the Co-Investor, is a co-investor with the Purchaser in the entity, which we refer to as the Servicer, that acts as the special servicer for several of the CMBS securitizations in which we have invested, including all of the securitizations in which the bonds that were the subject of the LOI CMBS Assets sale are a part. Brookfield and/or its affiliates have, or prior the LOI CMBS Assets sale had, the ability to designate the special servicer for the securitizations in which the bonds that were the subject of the LOI CMBS Assets sale are a part and had designated the Servicer as the special servicer for those securitizations. The Co-Investor and the Purchaser own approximately 8.5% and 32.3%, respectively, of the Servicer.

        The following amounts from related party transactions are included in our consolidated statements of operations for the three months ended March 31, 2010 and March 31, 2009:

	Three Months Ended March 31,
	2010	2009
Interest expense on indebtedness to related parties	$198	$248
Interest income from rent enhancement receivables from related parties	167	200

        The following amounts from related party transactions are included in our consolidated balance sheets as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Interest payable on indebtedness to related parties	$37	$37
Rent enhancement receivable from related parties	10,835	11,439
Secured revolving credit facility, related party	28,920	28,920

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

17. RELATED PARTY TRANSACTIONS (Continued)

        We and our Manager have entered into sub-advisory agreements with other affiliated entities and the fees payable under such agreements will be paid from any management fees earned by our Manager. In addition, certain of these affiliated sub-advisory entities introduce investments to us from time to time, although none of these affiliates entities introduced investments to us that we acquired during the three months ended March 31, 2010 or 2009.

18. EARNINGS PER SHARE

        The following table sets forth the calculation of Basic and Diluted EPS for the three months ended March 31, 2010 and March 31, 2009 (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Net Income	Weighted Average Number of Shares Outstanding(1)	Per Share Amount	Net Loss	Weighted Average Number of Shares Outstanding(1)	Per Share Amount
Basic EPS:
Net income (loss) per share of common stock	$32,920	25,374,451	$1.30	$(9,981)	25,131,361	$(0.40)
Effect of Dilutive Securities:
Options outstanding for the purchase of common stock	—	—		—	—

Diluted EPS:
Net income (loss) per share of common stock and assumed conversions	$32,920	25,374,451	$1.30	$(9,981)	25,131,361	$(0.40)

(1)
Including other participating securities.

        As of each of March 31, 2010 and March 31, 2009, options to purchase a total of 130,000 shares of common stock have been excluded from the computation of diluted EPS as they were determined to be antidilutive.

19. SEGMENT REPORTING

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

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

19. SEGMENT REPORTING (Continued)

        Our Securities, Loans and Other segment includes all of our investment activities related to securities, real estate loans and equity investments. Our Commercial Real Estate segment includes all of our activities related to the ownership and leasing of the three commercial real properties.

        The following table summarizes our segment reporting for the three months ended March 31, 2010 and March 31, 2009 and our total assets as of March 31, 2010 and December 31, 2009:

	Securities, Loans and Other	Commercial Real Estate	Total
Three Months ended March 31, 2010
Total revenues	$160,839	$5,367	$166,206
Interest expense	(178,315)	(3,070)	(181,385)
Depreciation and amortization expense	—	(3,022)	(3,022)
Total expenses	(184,247)	(6,496)	(190,743)
Income (loss) before other revenues (expenses)	(23,408)	(1,129)	(24,537)
Gain on extinguishment of debt	39,916	—	39,916
Realized and unrealized gain (loss) on derivatives	(6,996)	—	(6,996)
Total other-than-temporary impairments on available-for-sale securities	(468)	—	(468)
Portion of other-than-temporary impairments recognized in other comprehensive income	(118)	—	(118)
Net change in assets and liabilities valued under FVO	1,731	—	1,731
Net change in assets and liabilities of consolidated VIEs valued under FVO	23,661	—	23,661
Total other revenues	57,457	—	57,457
Net income (loss)	34,049	(1,129)	32,920

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

19. SEGMENT REPORTING (Continued)

	Securities, Loans and Other	Commercial Real Estate	Total
Three Months ended March 31, 2009
Total revenues	$14,365	$5,604	$19,969
Interest expense	(3,463)	(3,070)	(6,533)
Depreciation and amortization expense	—	(3,022)	(3,022)
Provision for loss on real estate loans	(6,758)	—	(6,758)
Total expenses	(11,346)	(6,506)	(17,852)
Income (loss) before other revenues (expenses)	3,019	(902)	2,117
Realized and unrealized gain on derivatives	3,871	—	3,871
Impairment of available-for-sale securities	(5,784)	—	(5,784)
Net change in assets and liabilities valued under FVO	(9,876)	—	(9,876)
Total other expenses	(12,098)	—	(12,098)
Net loss	(9,079)	(902)	(9,981)
March 31, 2010
Total assets	$4,519,015	$306,708	$4,825,723
December 31, 2009
Total assets	$73,101	$308,852	$381,953

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts and estimated fair values of our other financial instruments as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Investment securities	$34,215	$34,215	$42,826	$42,826
Real estate loans of consolidated VIEs	4,441,066	4,441,066	—	—
Real estate loans held for sale	—	—	5,903	5,903
Other investments	—	—	1,550	243
Liabilities:
Collateralized debt obligations	31,340	31,340	33,617	33,617
Securitized debt obligations of consolidated VIEs	4,418,577	4,418,577	—	—
Junior subordinated notes	—	—	51,550	8,087
Mortgages payable	219,380	203,089	219,380	147,873
Secured revolving credit facility, related party	28,920	28,601	28,920	28,631
Derivative liabilities	39,045	39,045	35,378	35,378

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

20. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

        Real estate loans of consolidated VIEs—The fair value of real estate loans of consolidated VIEs is estimated by using a discounted cash flow analysis, utilizing expected cash flow and loss assumptions, discount rates estimated by management based on underlying property type, estimated loan to value ratios, geographic region and loan performance.

        Real estate loans and real estate loans held for sale—The fair value of our loan portfolio is estimated by using a discounted cash flow analysis, utilizing scheduled cash flows and discount rates estimated by management to approximate those that a willing buyer and seller might use.

        Other investments—The fair value of our interest in equity investments is estimated using the fair value of the assets exchanged for the cancellation of the trust preferred securities.

        Derivative liabilities—The fair value of our derivative liabilities is estimated using current market quotes and third-party quotations, where available, and taking into consideration credit risk.

        Collateralized debt obligations—The fair value of collateralized debt obligations is estimated by obtaining multiple third-party valuations.

        Securitized debt obligations of consolidated VIEs—The fair value of securitized debt obligations of consolidated VIEs is estimated by obtaining third-party quotations.

        Junior subordinated notes—The fair value of our junior subordinated notes is estimated using the fair value of the assets exchanged for the cancellation of the trust preferred securities.

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

21. SUBSEQUENT EVENTS

        On April 22, 2010, the trustee of CDO II issued a "Notice of Event of Default" to the collateral manager for CDO II because of a failure by CDO II to pay interest on the Class B notes. This event of default entitles noteholders of the senior class of notes, the Class A notes, to direct the trustee to take particular actions with respect to the collateral owned by CDO II and the CDO notes issued by

Crystal River Capital, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2010

(dollars in thousands, except per share data)

(unaudited)

21. SUBSEQUENT EVENTS (Continued)

CDO II. The event of default triggered a reconsideration event under FASB ASC 810-10-65-2 (previously FAS 167) and we are currently evaluating the impact on our consolidated financial statements.

        In light of these events, it is possible that CDO II may be liquidated. A liquidation under these circumstances likely would result in a capital loss on our investment in the assets of CDO II and income from the cancellation of indebtedness with respect to the notes issued by CDO II. The tax consequences of these items may be materially adverse to us and could significantly reduce our liquidity if we are required to make material distributions to our stockholders in connection with such liquidation.

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

Recent Developments

  Going Concern

        We held cash and cash equivalents of approximately $5.9 million as of March 31, 2010, which amount excludes restricted cash of approximately $17.8 million that is used to collateralize our credit default swap, certain commercial real estate and financing obligations, funds held by the trustee for CDO II and funds held in escrow for one of our financing subsidiaries relating to a yield-maintenance agreement for certain real estate loans that were sold. As of March 31, 2010, we owed $28.9 million to an affiliate of our Manager under our secured credit facility. The maturity date of the credit facility was extended to August 31, 2010, unless sooner terminated as provided in the credit agreement; provided, however, that, notwithstanding the foregoing, the term of the credit facility will expire upon the latest of (i) May 25, 2010, (ii) the effective time of the Merger and (iii) thirty (30) calendar days following the termination of the Merger Agreement, but in no event later than August 31, 2010. If the Merger with Brookfield discussed below under "Proposed Acquisition of Crystal River" is not consummated, this facility is not extended and we cannot obtain alternative financing, we do not expect to have sufficient cash on hand or to generate sufficient cash flow from operations to repay such indebtedness. Given our financial condition, the current lack of liquidity in the credit markets and the current economic climate, we expect to have difficulty obtaining alternative financing if our credit facility is not extended. If we cannot obtain alternative financing or extend our credit facility, it increases the risk that we will be unable to continue as a going concern. On March 24, 2010, our independent registered public accounting firm, Ernst & Young LLP, issued an opinion on our consolidated financial statements as of and for the year ended December 31, 2009, which states that our inability to refinance or extend the maturity of indebtedness maturing in 2010 raises substantial doubt about our ability to continue as a going concern.

        Our consolidated financial statements included in this Quarterly Report on Form 10-Q do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should we be unable to continue as a going concern.

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

        Pursuant to the Exchange Agreement, we transferred and assigned to Taberna two real estate loans and a CMBS bond, which collectively had an aggregate carrying value for accounting purposes on our balance sheet as of December 31, 2009 of $6.0 million, and we also paid to Taberna a $1.0 million exchange fee. We also paid $0.5 million to cover all costs and expenses incurred by the collateral manager for Taberna, the indenture trustee and their respective advisors.

  Proposed Acquisition of Crystal River

        On February 24, 2010, we announced that the Special Committee of our board of directors had concluded its previously-announced review of strategic alternatives, which included, among other matters, the solicitation and receipt of indications of interest on strategic transactions from third parties, and that we had entered into a definitive merger agreement with Brookfield pursuant to which Brookfield has agreed to acquire all the shares of our outstanding common stock that Brookfield does not already own for cash at a price of $0.60 per share, which we refer to as the Merger.

        The Merger was unanimously approved by the independent members of our board of directors, and by the Special Committee of disinterested directors formed to oversee our strategic review process. The transaction is subject to approval by our stockholders holding a majority of the shares entitled to vote at a special meeting of stockholders, as well as other customary closing conditions. Consummation of the Merger is not subject to a financing condition and Brookfield has consented to the transaction in its capacity as our senior lender. The Merger Agreement does not prohibit us from receiving and evaluating competing bids prior to completion of the Merger and does not require the payment of a termination fee if we accept a superior bid. We will be obligated to reimburse Brookfield for all of its transaction expenses if the Merger Agreement is terminated other than as result of a breach by Brookfield (subject to a cap in certain circumstances).

        On March 18, 2010, we received a preliminary written non-binding indication of interest from Laurel Canyon Partners, LLC expressing an interest in pursuing an acquisition of all our common stock in a negotiated all-cash merger or other cash transaction at a price of $0.75 per share, subject to conditions described in the proposal. The Special Committee, with the assistance of its financial and legal advisors, has been engaged in continuing discussions with Laurel Canyon to address any concerns with their proposal. The Special Committee has notified Brookfield, as required under the Merger Agreement, that the Laurel Canyon proposal could reasonably be expected to be a superior proposal to the Brookfield transaction, but we have not reached an agreement with Laurel Canyon that would be sufficient to terminate the Brookfield transaction. No assurances can be given that an agreement will be reached with Laurel Canyon.

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

        The CMBS Purchase closed on March 15, 2010. The completion of the CDO1 Rights Purchase and the CDO2 Rights Purchase are subject to various customary closing conditions as well as the execution of definitive documentation. The Asset Sale LOI and the Transaction were approved by a special committee of our board of directors, which is comprised entirely of the independent members of our board of directors, which we refer to as the Special Committee. The Special Committee, with the assistance of Broadpoint.Gleacher, the Special Committee's financial advisor, solicited and received several bids on the assets that are the subject of the Transaction. The Special Committee selected the Ranieri bid based on the combination of price and other terms, in particular those providing greater certainty of closing.

  Suspension of Dividends

        In the fourth quarter of 2009, our board of directors elected to suspend the quarterly dividend to holders of shares of our common stock to preserve liquidity. This suspension has continued into the second quarter of 2010. We are prohibited from paying any dividends under the Merger Agreement.

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

        Since we commenced operations in March 2005, we have invested in Agency mortgage-backed securities, non-agency residential mortgage-backed securities, commercial mortgage-backed securities, other commercial mortgage loan products, including whole loans, A Notes, B Notes, mezzanine loans, and investments in funds that invest in whole loans, A Notes, B Notes, and mezzanine loans, and purchased commercial real estate properties. A large portion of our investments in MBS hold a deeply subordinated position in the underlying trust structure. We also have taken positions in various credit default swaps relating to commercial mortgage-backed securities and residential mortgage-backed securities and have entered into interest rate swaps to hedge the basis risk of our floating rate liabilities. We have leveraged our portfolio in order to achieve attractive risk-adjusted returns. We have four types of liabilities:

  •
  securitized debt obligations of consolidated VIEs;

  •
  CDO liabilities;

  •
  secured mortgage debt; and

  •
  short-term liabilities.

        Effective January 1, 2010, we adopted FASB ASC 810-10-65-2 and accordingly, consolidated certain VIEs that were not included in our consolidated financial statements as of December 31, 2009 due to the change from a quantitative analysis to a qualitative analysis, as well as the removal of the consolidation exception for qualified special purpose entities. Upon consolidating these VIEs, we recorded a one-time adjustment of $2.2 million to beginning retained earnings as a cumulative effect adjustment. At March 31, 2010, as a result of the adoption, we recorded $4,461.9 million of assets and $4,456.1 million of liabilities of the newly consolidated VIEs and derecognized our interest of $4.5 million in those VIEs. As of March 31, 2010, our portfolio, including the assets from the consolidated VIEs, was comprised of commercial mortgage-backed securities (CMBS), commercial real estate loans, residential mortgage-backed securities (RMBS) and operating real estate of approximately $4,695.4 million, and we have debt, including the securitized debt obligations of the consolidated VIEs, with a carrying value totaling approximately $4,698.2 million.

        We completed a private offering of 17,400,000 shares of our common stock in March 2005 in which we raised net proceeds of approximately $405.6 million. We completed our initial public offering of 7,500,000 shares of our common stock in August 2006 in which we raised net proceeds of approximately $158.6 million. Between August 2007 and November 2007, we purchased 299,300 shares of our common stock in open market purchases. The resulting GAAP-reported stockholders' deficit of $22.9 million as of March 31, 2010 represents a reduction of $587.1 million of the net amounts raised in 2005 and 2006. This reduction in stockholders' equity can be attributed to the following general areas:

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

        As discussed in Note 5 to our consolidated financial statements, "Fair Value Hierarchy", we value our investment securities using current market pricing. The spreads that have been utilized to value our assets are extremely wide from a historical perspective. These spreads are wide due to the market's view of the risks contained within these types of investments within the current market environment. These risks include the market's expectation of increasing delinquencies and losses within residential and commercial mortgage loans, and consequently, in the securitized pools that own these loans. The market's expectation is also that commercial and residential loans originated in the period from 2005 to 2007 will under-perform prior vintages. These market expectations become embodied in the modeling assumptions that are used to value securities such as the RMBS and CMBS that we own. The valuation of these assets is extremely sensitive to these assumptions. Additionally, there are many factors for which there is no relevant comparable data to use in order to help judge that particular factor's impact on future performance. For instance, many of the underlying residential and commercial mortgages originated during the 2005 to 2007 era have very low interest rate coupons. These low coupons may prove to dampen credit losses that otherwise are expected by the market, although there can be no assurance of this. As these origination vintages age, performance tiering may become evident; namely, the 2005 vintage may exhibit stronger performance than the 2006 or 2007 vintages. In the current marketplace, there is no evidence of any meaningful tiering among these three vintages. Additionally, the governmental programs discussed above may positively impact certain sub-prime borrowers and sub-prime loan pools. Conversely, consumer retail weakness, job losses and a weak economy may result in credit losses exceeding the market's expectations.

        We believe the following trends may also affect our business:

        Uncertain interest rate environment—The credit market disruption that has persisted since the summer of 2007 continues to have a dramatic effect on the economy. The distress in the financial markets has led to significant changes in Federal Reserve monetary policy in the form of lower rates and through direct financing to primary dealers through the TALF and other programs. However, pressure from a pull-back in lending and credit provision still weighs heavily on the consumer and on the residential housing markets. Continued weakness in the residential real estate markets and in both the commercial and residential lending environment is likely to persist and, in general, should result in slower U.S. economic growth. Additionally, lower rates have not resulted in dramatically increased prepayment speeds, largely given the constraints around lending, which have impacted even the U.S. government-sponsored entities, such as Fannie Mae and Freddie Mac.

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

        Prepayment rates—Typically, as interest rates fall, prepayment rates on residential mortgages rise. However, given the global credit crisis, this cycle has been different as the decline in housing market activity and home price depreciation has kept prepayment rates low as refinancing becomes less accessible. As noted above, lower rates have not dramatically increased prepayment speeds during the current recession, as more constraints have been placed on lending. Prepayment rates also may continue to be affected by other factors, including, without limitation, conditions in the housing and financial markets, general economic conditions and the relative interest rates on mortgage loans.

        Liquidity—Managing liquidity has become a priority for our company. Whereas most of our assets, such as the commercial real estate properties and the assets held by our CDOs, have been financed with long-term liabilities, some of our assets are financed on a short-term basis while they are in transition toward longer-term financing solutions. In the current marketplace, however, long-term financing is not available. These short-term financings are collateralized borrowings under our revolving credit facility, which will mature on August 31, 2010, unless sooner terminated as provided in the credit agreement; provided, however, that, notwithstanding the foregoing, the term of the credit facility will expire upon the latest of (i) May 25, 2010, (ii) the effective time of the Merger and (iii) thirty (30) calendar days following the termination of the Merger Agreement, but in no event later than August 31, 2010. As asset values decline, margin calls from our financing counterparties place demands on our cash and other liquidity sources. This can force us to sell assets and de-leverage our balance sheet, which could negatively impact earnings and negatively impact our ability to make distributions to our stockholders. As of March 31, 2010, we had reduced our exposure to margin calls to $0.6 million on our credit default swaps, and we had unencumbered assets at such date that provided us with $0.7 million of additional borrowing capacity under our secured financing facility.

        Weakness of mortgage market—The sub-prime market has been severely affected by changes in the lending landscape; for now and for the foreseeable future, access to mortgages for sub-prime borrowers has been substantially limited. This limitation on financing is expected to have an impact on all mortgage loans that are resetting and is expected to result in increased default rates. The severity of the liquidity limitation was largely unanticipated by the markets. The liquidity issues also affect prime and Alt-A Non-Agency lending, with the origination of many product types being completely curtailed and lenders requiring high loan-to-value ratios when providing refinancing to borrowers. At the margin, this has an impact on new demand for homes, which will compress the home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates and mortgage loan delinquencies. Additionally, delinquency pressures in the sub-prime market have resulted from weaker underwriting, which such pressures put many sub-prime lenders out of business in 2006 and 2007. The market deterioration has caused us to expect increased losses related to our holdings over time and, in the immediate period, has resulted in a significant decline in the market values of our assets, as well as a significant decrease in anticipated cash flows from our investments. We continually monitor and adjust our cash flow assumptions in light of current and projected market conditions and we believe that results in an accurate representation of value on our balance sheet.

        We believe that, at this time, the underlying losses in the sub-prime market have not fully manifested themselves in the securitizations, including those in which we own MBS. Accordingly, there are a number of factors that can help to mitigate issues before they fully impact the market. The government does have a number of programs that it can utilize to help the conditions in the residential mortgage industry. Currently, the lending limits for Fannie Mae, Freddie Mac and Ginnie Mae have been raised. As well, recent legislation has expanded and modernized the FHA programs to make financing available at affordable terms to delinquent borrowers. At the margin, programs that will have the effect of reducing foreclosure inventory will be helpful to the resolution of home price declines. In addition, given the current interest rate environment, the U.S. government has little room to further decrease the Fed Funds rate.

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

        For a discussion of additional risks relating to our business, see the risk factors included as Exhibit 99.1 to this Form 10-Q, which update the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009. Exhibit 99.1 is incorporated herein by reference.

Critical Accounting Estimates

        Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. These include the fair market value of certain investments, VIEs, debt obligations and derivative assets and liabilities, the amount and timing of credit losses, prepayment assumptions and other items that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., market values change due to changes in supply and demand, credit performance, prepayments, interest rates or other reasons; yields change due to changes in credit outlook and loan prepayments) will occur in the near future. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on the experience of Brookfield's, BIM's and our management, along with their analysis of historical and current market data, in order to arrive at what we believe to be reasonable estimates. See Note 2 to our consolidated financial statements contained elsewhere herein for a complete discussion of our accounting policies. Other than the adoption of FASB ASC 810-10-65-2 (previously SFAS 167), as defined below, there have been no material changes to our accounting policies in 2010. Our estimates are inherently subjective in nature and actual results could differ from our estimates and differences may be material. We have identified our most critical accounting estimates to be the following:

  Going Concern

        A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, our policy is to prepare our consolidated financial statements on a going concern basis unless we intend to liquidate or have no other alternative but to liquidate. As of March 31, 2010, we owed $28.9 million to an affiliate of our Manager under our secured credit facility. The maturity date of the credit facility was extended to August 31, 2010, unless sooner terminated as provided in the credit agreement; provided, however, that, notwithstanding the foregoing, the term of the credit facility will expire upon the latest of (i) May 25, 2010, (ii) the effective time of the Merger and (iii) thirty (30) calendar days following the termination of the Merger Agreement, but in no event later than August 31, 2010. As a result of our possible inability to extend, refinance or repay this indebtedness, there is substantial doubt about our ability to continue as a going concern. While we have prepared our consolidated financial statements on a going concern basis, if the Merger is not consummated and we are unable to successfully restructure our borrowing arrangements or we do not receive additional funding, our ability to continue as a going concern will be in doubt. Therefore, we may not be able to realize our assets and settle our liabilities in the ordinary course of business. Our consolidated financial statements included in this report do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should we be unable to continue as a going concern.

  Investment Consolidation

        We have re-evaluated our relationships as well as our involvement with VIEs in accordance with FASB ASC 810-10-65-2 (previously SFAS 167). Effective January 1, 2010, we adopted FASB ASC 810-10-65-2 and accordingly, consolidated certain VIEs that were not included in our consolidated financial statements as of December 31, 2009 due to the change from a quantitative analysis to a qualitative analysis, as well as the removal of the consolidation exception for qualified special purpose entities. Upon consolidating these VIEs, we recorded a one-time adjustment of $2.2 million to beginning retained earnings as a cumulative effect adjustment. As of March 31, 2010, as a result of the adoption, we recorded $4,461.9 million of assets and $4,456.1 million of liabilities of the newly consolidated VIEs and derecognized our interest of $4.5 million in those VIEs.

  Revenue Recognition

        The most significant source of our revenue (exclusive of income from VIEs) comes from interest income on our securities and loan investments. Interest income on loans and securities investments is recognized over the life of the investment using the effective interest method. Mortgage loans generally will be originated or purchased at or near par value and interest income will be recognized based on the contractual terms of the debt instrument. Any loan fees or acquisition costs on originated loans will be deferred and recognized over the term of the loan as an adjustment to the yield. Interest income on mortgage-backed securities, which we refer to as MBS, is recognized on the effective interest method as required by FASB ASC 325-40-65-1 (previously FSP EITF 99-20-1). Under FASB ASC 325-40-65-1, management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and our purchase prices. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls have to be estimated due to delinquencies on the underlying mortgage loans and the timing and magnitude of credit losses on the mortgage loans underlying the securities. These uncertainties and contingencies are difficult to predict and are subject to future events that may affect management's estimates and our interest income. When current period cash flow estimates are lower than the previous period and fair value is less than an asset's carrying value, we will write down the asset to fair market value and record an impairment charge in current period earnings.

        Real estate loans securitized within our consolidated VIEs are carried at fair value. Coupon interest is recognized as revenue when earned and deemed collectible. Cash principal and interest that is advanced from servicers subsequent to a loan becoming greater than 90 days past due is used to reduce the outstanding loan principal balance. We use the effective interest method to determine an effective yield to amortize the premium or discount on real estate held within these VIEs.

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

        We account for real estate loans within our consolidated VIEs at their fair values, which is estimated by using a discounted cash flow analysis, utilizing expected cash flow and loss assumption discount rates estimated by management based on underlying property type, estimated loan to value ratios, geographic region and loan performance.

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

    Fair valued assets and liabilities that generally are included in this category are non-G-7 government securities, municipal bonds, certain hybrid financial instruments, certain mortgage and asset-backed securities, certain corporate debt, certain commitments and guarantees, certain private equity investments and certain derivatives for which observable market inputs can be obtained.

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

    Generally, assets and liabilities carried at fair value and included in this category are certain mortgage and asset-backed securities, real estate loans held within our consolidated VIEs, certain corporate debt (excluding CDO liabilities), securitized debt obligations of our consolidated VIEs, certain private equity investments, certain commitments and guarantees and certain derivatives.

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

    Generally, a secondary market participant would analyze the collateral supporting CDO liabilities as a pool of assets and adjust its valuation to incorporate the credit enhancement attributes of the senior liabilities when determining their fair value. These loss-adjusted cash flows and resulting yields are related to (but not entirely dependent upon) the yields and prices of the assets owned by the CDO trust.

    Fair value of real estate loans held by our consolidated VIEs is determined based on relevant characteristics of each commercial loan, which include the following: current and historical loan performance, loan-to-value ratios, property type, tenant rollover and concentration, property performance and geographic location of the collateral.

    Fair value of the securitized debt obligations of our consolidated VIEs is determined based on relevant characteristics of the structure, which include:

    •
    the respective credit rating and subordination of each tranche within each VIE;

    •
    the cross-collateralization of the individual assets owned by the VIE; and

    •
    the nature of any cash flow triggers that could divert cash flows to senior tranches within the structure.

    Generally, a secondary market participant would analyze the collateral supporting securitized debt obligation liabilities as a pool of assets, and adjust its valuation to incorporate the credit enhancement attributes of the senior liabilities when determining their fair value. These loss adjusted cash flows and resulting yields are related to (but not entirely dependent upon) the yields and prices of the assets owned by the VIE.

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

        The three approaches described within FASB ASC 820-10-50-1 are consistent with generally accepted valuation methodologies. While all three approaches are not applicable to all assets or liabilities accounted for at fair value, where appropriate and possible, one or more valuation techniques may be used. The selection of the valuation method(s) to apply considers the definition of an exit price and the nature of the asset or liability being valued and significant expertise and judgment is required. For assets and liabilities accounted for at fair value, valuation techniques generally are a combination of the market and income approaches. For the three months ended March 31, 2010, the application of valuation techniques applied to similar assets and liabilities has been consistent.

        During the three months ended March 31, 2010, our assets measured at fair value on a recurring basis reflected as Level 3 increased largely due to the real estate loans of the newly consolidated VIEs as a result of the adoption of FASB ASC 810-10-65-2. Our investment securities and real estate loans of consolidated VIEs are reflected as Level 3 as a result of the reduction of liquidity in the capital markets that resulted in a decrease in the observability of the significant inputs used in determining fair value. Management determined the classification level of each security based upon a review of the pricing source used (non-binding broker quotes, pricing services or fair value determinations by management).

        During the three months ended March 31, 2010, our liabilities measured at fair value on a recurring basis reflected as Level 3 increased largely due to the securitized debt obligations of the newly consolidated VIEs as a result of the adoption of FASB ASC 810-10-65-2. The significant amount of our collateralized debt obligations reflected as Level 3 is a result of the reduction of liquidity in the capital markets that resulted in a decrease in the observability of the significant inputs used in determining fair value.

        The following table summarizes the sources from which fair value was determined on our assets and liabilities measured at fair value on a recurring basis that were classified as Level 3 as of March 31, 2010.

	Investment Securities	%	Real estate loans of consolidated VIEs	%	Collateralized Debt Obligations	%	Securitized debt obligations of consolidated VIEs	%	Derivative Liabilities	%
	($ in millions)
Non-binding quote(s) from dealers	$5.8	17.0%	$—	0%	$31.3	100%	$54.0	1.2%	$38.6	100%
Independent pricing service	28.3	82.7%	—	0%	—	0%	4,364.6	98.8%	—	0%
Fair Value determinations by management	0.1	0.3%	4,441.1	100%	—	0%	—	0%	—	0%

Total	$34.2	100.0%	$4,441.1	100%	$31.3	100%	$4,418.6	100%	$38.6	100%

  Other-than Temporary Impairments

        When the fair value of an available-for-sale security is less than its amortized cost for an extended period, we consider whether there is an other-than-temporary impairment in the value of the security in accordance with FASB ASC 320-10-50-8A (previously FSP FAS 115-2, EITF 99-20 and FSP EITF 99-20-1). An impairment that is an "other-than-temporary impairment" is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate that the decline will not be recovered. Under the guidance of FASB ASC 320-10-50-8A, should an other-than-temporary impairment be deemed to have occurred, the total other-than-temporary impairment is bifurcated into (i) the amount related to credit losses, and (ii) the amount related to all other factors. The portion of the other-than-temporary impairment related to credit losses is calculated by comparing the amortized cost of the security to the present value of cash flows expected to be collected, discounted at the security's current yield, and is recognized through earnings on the consolidated statement of operations. The portion of the other-than-temporary impairment related to all other factors is recognized as a component of other comprehensive income (loss) on the consolidated balance sheet. Other-than-temporary impairments reduce the security's carrying value to its fair value, creating a new carrying value for the investment. We compute a revised yield based on the future estimated cash flows as described in "—Revenue Recognition" above. Significant judgments are required in determining impairments, which include making assumptions regarding the estimated prepayments, loss assumptions and the changes in interest rates that are based on current market conditions.

        Quarterly, we reevaluate our securities portfolio to determine if there has been an other-than-temporary impairment based upon expected future cash flows. As a result of this evaluation, under the guidance of FASB ASC 320-10-50-8A, we believe that there has been an adverse change in expected cash flows for the securities in our portfolio and, therefore, recognized an aggregate other-than-temporary impairment of $0.5 million related to credit losses, as defined under FASB ASC 320-10-50-8A, and this impairment has been recorded through earnings. An additional impairment of $0.1 million related to other factors also has been recorded through earnings based on our assessment that it is more likely than not that these securities will be required to be sold before we recover their amortized cost basis.

  Net Changes in Assets and Liabilities under Fair Value Option

        In February 2007, the FASB issued FASB ASC 825-10-45-1 (previously SFAS 159). FASB ASC 825 permits entities to choose to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FASB ASC 825-10-50-28 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FASB ASC 825-10-50-28 is effective for financial statements issued for fiscal periods beginning after November 15, 2007. FASB ASC 825-10-50-28 was effective for us beginning January 1, 2008.

        We measure real estate loans and securitized debt obligations held within our consolidated VIEs using the fair value option based on the practicability exception, in accordance with FASB ASC 810-10-65-2 (previously SFAS 167), which we adopted on January 1, 2010. Changes in fair value and net cash settlements are recorded in our statement of operations.

  Commercial Real Estate

        Commercial properties held for investment are carried at cost less accumulated depreciation. In accordance with FASB ASC 805-10-05-2 (previously SFAS 141(R)), upon acquisition, we allocate the purchase price to the components of the commercial properties acquired: the amount allocated to land is based on its estimated fair value; buildings and existing tenant improvements are recorded at depreciated replacement cost; above- and below-market in-place operating leases are determined based on the present value of the difference between the rents payable under the contractual terms of the leases and estimated market rents; lease origination costs for in-place operating leases are determined based on the estimated costs that would be incurred to put the existing leases in place under the same terms and conditions; and tenant relationships are measured based on the present value of the estimated avoided net costs if a tenant were to renew its lease at expiry, discounted by the probability of such renewal. Based on these estimates, we allocate the initial purchase price to the applicable assets and liabilities. As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized within twelve months of the acquisition date.

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

        At March 31, 2010, we were a party to two interest rate swaps with a notional par value of approximately $279.8 million; the fair value of our net liability relating to interest rate swaps was approximately $29.2 million, which is included in our derivative liabilities, and we had accrued interest payable of approximately $0.4 million on our interest rate swaps at such date. We entered into these interest rate swaps to seek to mitigate our interest rate risk for the specified future time period, which is defined as the term of the swap contracts. These two interest rate swaps were entered into by our two CDOs and accordingly, our counterparties may not request additional margin collateral from us with respect to these contracts.

        As of each of March 31, 2010 and December 31, 2009, we had one credit default swap ("CDS") with notional par values (our maximum exposure to loss) of $10.0 million that are reflected on our balance sheet as a derivative liability at their fair value of approximately $9.4 million and $9.6 million, respectively. The fair value of the CDS depends on a number of factors, primarily premium levels, which are dependent on interest rate spreads. The CDS contracts are valued either by an independent third party pricing service or by using internally developed and tested market-standard pricing models that calculate the net present value of differences between future premiums on currently quoted market CDS and the contractual future premiums on our CDS contracts.

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

        Our policy for interest and penalties on material uncertain tax positions recognized in our consolidated financial statements is to classify these as interest expense and operating expense, respectively. However, in accordance with FASB ASC 740-10-05-6 (previously FIN 48), we assessed our tax positions for all open tax years (Federal, years 2005 through 2009, and State, years 2005 through 2009) as of March 31, 2010 and concluded that we have no material FASB ASC 740-10-05-6 liabilities to be recognized at this time.

Financial Condition

  Assets

        Our current portfolio consists of commercial mortgage-backed securities, residential mortgage-backed securities, real estate loans of consolidated VIEs, commercial real estate loan investments, credit default swaps and operating real estate. As of March 31, 2010, all of our assets, excluding real estate loans of consolidated VIEs, were acquired with the net proceeds of approximately $405.6 million from our March 2005 private offering of 17,400,000 shares of our common stock, the net proceeds of approximately $158.6 million from our August 2006 initial public offering of 7,500,000 shares of our common stock, the net proceeds of approximately $48.6 million from our March 2007 issuance of trust preferred securities and our use of leverage.

  Mortgage-Backed Securities

        Our commercial mortgage-backed securities and residential mortgage-backed securities comprise 100% of our investment securities portfolio. We own these securities either directly on our balance sheet or in one of our two CDOs. We own the equity of each of the CDOs, and it is through this equity investment that we participate in the investment performance of the portion of the investment securities portfolio that is owned by the CDOs. The commercial mortgage-backed securities and residential mortgage-backed securities segment of our portfolio at March 31, 2010 is summarized below:

	CMBS	RMBS
	(In thousands)
Amortized cost	$16,447	$3,545
Unrealized gains	13,666	557
Unrealized losses	—	—

Fair value	$30,113	$4,102

        As of March 31, 2010, the CMBS and RMBS in our portfolio purchased at a net premium or discount relative to their par value and our portfolio had a weighted average amortized cost of 2.6% and 2.9% of face amount, respectively. The CMBS and RMBS were valued below par at March 31, 2010 because we invested in lower-rated (i.e., deeply subordinated) bonds in the credit structure, and those bonds have been adversely impacted by changes in yield spreads and increased actual losses on the underlying collateral, as well as increasing delinquency rates, which generally portend higher actual losses in the future.

        Our MBS holdings were as follows at March 31, 2010 ($ in millions):

	Outstanding Face Amount at March 31, 2010	Amortized Cost Basis Before Impairments/ Adjustments(1)	Fair Value at March 31, 2010			Weighted Average
				Number of Securities(2)	Number of Trusts(3)
						Rating(4)	Coupon	Yield(5)	WAL(6)
CMBS	$624.3	$575.2	$30.1	116	42	CCC	5.22%	(1.35)	4.17
Non-Agency RMBS-Prime	77.2	160.2	2.6	44	26	CC+	4.56	361.22	1.80
Non-Agency RMBS-Sub Prime	43.2	135.0	1.5	23	13	CCC-	2.77	148.76	6.44
Preferred Stock	4.9	4.8	—	2	2	—	—	—	—

Total	$749.6	$875.2	$34.2	185	83

REIT ONLY (non-CDOs)
CMBS	$208.4	$149.2	$3.2	39	16	CCC-	5.17	70.17	3.13
Non-Agency RMBS-Prime	31.0	77.3	1.1	18	12	C-	5.98	346.64	1.09
Non-Agency RMBS-Sub Prime	13.2	60.0	0.9	10	7	B-	3.51	69.65	6.53
Preferred Stock	4.9	4.8	—	2	2	—	—	—	—

Total	$257.5	$291.3	$5.2	69	37

CDOs ONLY
CMBS	$415.9	$426.0	$26.9	81	32	CCC+	5.25	(9.88)	4.29
Non-Agency RMBS-Prime	46.2	82.9	1.5	26	18	CCC-	3.61	372.50	2.34
Non-Agency RMBS-Sub Prime	30.0	75.0	0.6	13	7	C-	2.45	265.94	6.30
Preferred Stock	—	—	—	—	—	—	—	—	—

Total	$492.1	$583.9	$29.0	120	57

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

        The table below summarizes the credit ratings of our MBS investments at March 31, 2010:

	CMBS	Prime RMBS	Subprime RMBS	Total
	(In thousands)
AAA	$—	$—	$—	$—
AA	—	—	—	—
A	—	—	—	—
BBB	—	—	—	—
BB	—	—	—	—
B	16,294	—	846	17,140
Below B	13,819	2,625	631	17,075

Total	$30,113	$2,625	$1,477	$34,215

        Actual maturities of MBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The stated contractual final maturity of the mortgage loans underlying our portfolio of MBS ranges up to 26 years, but the expected maturity is subject to change based on the prepayments of the underlying loans. As of March 31, 2010, the average final contractual maturity of the mortgage portfolio was 2036.

        The constant prepayment rate, or CPR, attempts to predict the percentage of principal that will be prepaid over the next 12 months based on historical principal paydowns. As interest rates rise, the rate of refinancings typically declines, which we believe may result in lower rates of prepayment and, as a result, a lower portfolio CPR.

        The following table summarizes our CMBS and RMBS according to their estimated weighted average life classifications as of March 31, 2010:

	CMBS		RMBS
Weighted Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Less than one year	$—	$—	$259	$131
Greater than one year and less than five years	989	961	740	625
Greater than five years	29,124	15,486	3,103	2,789

Total	$30,113	$16,447	$4,102	$3,545

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

  Commercial Mortgage-Backed Securities

        Our CMBS portfolio consists of CMBS that we own directly (i.e., outside of our CDOs) and CMBS that are owned by our CDOs. We directly own approximately $3.2 million in fair value of CMBS. These securities have a weighted average rating of CCC-, are priced at a weighted average price to par of 1.5%, and are projected to yield 70.17% of their current fair value on a loss-adjusted basis. Approximately 83.0% of the CMBS that we own directly is part of a portfolio that we refer to as the "CMBS Primary Asset." The CMBS Primary Asset is a sub-portfolio that consists of our holdings in 8 CMBS securitizations in which we, either directly or through our CDOs, own a portion of the first loss tranche. The CMBS Primary Asset is further illustrated below.

        Within our two CDOs, we own approximately $26.9 million in fair value of CMBS. These securities have a weighted average rating of CCC+, are priced at a weighted average price to par of 6.5%, and are projected to yield (9.88)% of their current fair value on a loss-adjusted basis. However, the receipt of cash flows from this portion of our CMBS portfolio is governed by the waterfalls within the respective CDO indentures, which are further described below. Approximately 19.2% of the CMBS that we own within our two CDOs are part of the CMBS Primary Asset.

Class Type	Directly Owned(1)	Owned by our CDOs	Total	Average Rating
	(In thousands)
Primary Asset	$2,662	$5,178	$7,840	CCC-
Non-Primary Asset	546	21,727	22,273	B+

Total / Weighted Average	$3,208	$26,905	$30,113	CCC

(1)
Either by us directly or by one of our non-CDO subsidiaries.

CMBS Primary Asset

        The following table sets forth some relevant characteristics as of March 31, 2010 of our CMBS Primary Asset.

Deal Name	Number of Tranches Currently Outstanding	Current Size of Securitization	Detachment Point(1)	Original Face Amount of Our Current Holdings	Outstanding Face Amount of Our Holdings at March 31, 2010	Fair Value of Our Holdings at March 31, 2010	Original Rating Range of Our Holdings	Current Delinquency	Cumulative Losses to Date(2)	Weighted Average Coupon
	($ in thousands)
BACM 2006-2	7	$2,619,405	3.03%	$32,330	$28,249	$528	BB+—NR	7.83%	$8,329	5.48%
BACM 2007-2	7	3,136,366	3.01	35,330	33,041	358	BB+—NR	8.63	4,671	5.37
BSCMS 2005-PWR9	9	2,042,204	5.59	72,023	72,023	2,389	BBB—NR	8.85	—	4.84
COMM 2007-C9	7	3,047,682	3.85	50,658	50,658	1,851	BB+—NR	8.68	—	5.24
CSMC 2006-C4	8	4,213,473	4.07	77,931	75,501	1,093	BBB—NR	16.21	4,959	5.55
WBCMT 2005-C18	8	1,265,266	5.85	29,341	29,341	754	BBB—NR	9.15	—	4.75
WBCMT 2006-C29	7	3,361,602	2.63	32,600	32,600	307	BB+—NR	5.40	—	5.07
WBCMT 2007-C31	9	5,808,600	3.24	42,503	42,053	560	BB+—NR	6.82	1,670	5.13

Total / Weighted Average	62	$25,494,598	3.64%	$372,716	$363,466	$7,840	BBB—NR	9.01%	$19,629	5.19%

(1)
A deal's detachment point is the senior limit to our credit exposure within that securitization.

(2)
Actual losses based on securities we currently own.

        The following table sets forth some relevant characteristics of our CMBS portfolio by vintage.

	Vintage
					Total/ Weighted Average
CMBS Characteristics as of March 31, 2010	2002	2005	2006	2007
	($ in millions)
Weighted Average Rating	B	CCC+	CCC	CCC-	CCC
Number of Securities	3	31	51	31	116
Original Face Amount	$2.8	$185.7	$284.5	$160.7	$633.7
Outstanding Face Amount	$2.8	$185.7	$277.9	$157.9	$624.3
Amortized Cost Basis	$1.0	$9.1	$3.9	$2.4	$16.4
Fair Value	$1.0	$15.7	$9.3	$4.1	$30.1
Percentage of Total Fair Value(1)	3.32%	52.16%	30.90%	13.62%	100.00%
Coupon	4.94%	4.94%	5.46%	5.13%	5.22%
Market Yield(2)	53.62%	(11.64)%	(7.76)%	38.39%	(1.35)%
Expected Principal Return(3)	100.00%	8.91%	0.00%	0.00%	3.09%
WAL(4)	2.61	4.79	3.73	3.18	4.17
Principal Subordination(5)	3.88%	2.51%	1.84%	1.44%	1.96%
Delinquency Rate 60+(6)	1.81%	7.01%	8.52%	6.61%	7.56%
Collateral Cumulative Losses to Date	0.00%	0.20%	0.13%	0.06%	0.13%
Cumulative Losses to Date(7)	0.00%	0.00%	2.25%	1.70%	1.44%

(1)
The proportion of our CMBS portfolio comprised of the respective vintage; based on fair value of our CMBS portfolio as of March 31, 2010.

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

  Residential Mortgage-Backed Securities

        Our RMBS portfolio consists of RMBS that we own directly (i.e., outside of our CDOs) and RMBS that are owned by one of our CDOs. We directly own approximately $2.0 million in fair value of RMBS, which consists of $1.1 million of prime RMBS and $0.9 million of sub-prime RMBS. The prime bonds have a weighted average rating of C-, are priced at a weighted average price to par of 3.5% and are projected to yield 346.64% of their current fair value on a loss-adjusted basis. The sub-prime bonds have a weighted average rating of B-, are priced at a weighted average price to par of 6.8% and are projected to yield 69.65% of their current fair value on a loss-adjusted basis.

        Within our two CDOs, we own approximately $2.1 million in value of RMBS, which consists of $1.5 million of prime RMBS and $0.6 million of sub-prime RMBS. The prime bonds have a weighted average rating of CCC-, are priced at a weighted average price to par of 3.2%, and are projected to yield 372.50% of their current fair value on a loss-adjusted basis. The sub-prime bonds have a weighted average rating of C-, are priced at a weighted average price to par of 2.0%, and are projected to yield 265.94% of their current fair value on a loss-adjusted basis. However, the receipt of cash flows from this portion of our RMBS portfolio is governed by the waterfalls within the respective CDO indentures, which are further described below.

        The following table sets forth some relevant characteristics of our prime RMBS portfolio by vintage.

	Vintage
					Total/ Weighted Average
Prime RMBS Characteristics as of March 31, 2010	2003	2004	2005	2006
	($ in millions)
Weighted Average Rating	DDD-	DDD+	CC+	C	CC+
Number of Securities	4	7	30	3	44
Outstanding Face Amount	$2.8	$6.5	$64.2	$3.7	$77.2
Amortized Cost Basis	$0.1	$0.1	$2.0	$0.1	$2.3
Fair Value	$0.1	$0.2	$2.2	$0.1	$2.6
Percentage of Total Fair Value(1)	3.85%	7.69%	84.61%	3.85%	100.0%
Coupon	5.18%	2.76%	4.52%	7.95%	4.56%
Market Yield(2)	245.15%	795.30%	304.25%	1,340.93%	361.22%
Expected Principal Return(3)	61.40%	15.43%	5.00%	0.43%	7.68%
WAL(4)	3.02	2.57	1.71	0.64	1.80
Principal Subordination(5)	0.12%	0.11%	0.54%	0.07%	0.47%
Collateral Factor(6)	44.06%	22.30%	39.65%	51.15%	38.89%
Bond Factor(7)	75.25%	52.38%	76.62%	92.81%	75.29%
One Month CPR(8)	16.38	10.02	17.58	25.12	17.25
Delinquency Rate 60+(9)	0.92%	24.48%	16.73%	6.45%	16.33%
Collateral Cumulative Losses to Date	0.04%	0.98%	0.53%	0.32%	0.54%
Cumulative Losses to Date(10)	13.38%	16.17%	12.89%	1.01%	12.42%

(1)
The proportion of our prime RMBS portfolio comprised of the respective vintage; based on fair value of our prime RMBS portfolio as of March 31, 2010.

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

        The following table sets forth some relevant characteristics of our sub-prime RMBS portfolio by vintage.

	Vintage
			Total/ Weighted Average
Sub-prime RMBS Characteristics as of March 31, 2010	2005	2006
	($ in millions)
Weighted Average Rating	CCC-	B-	CCC-
Number of Securities	17	6	23
Outstanding Face Amount	$35.3	$7.9	$43.2
Amortized Cost Basis	$0.7	$0.5	$1.2
Fair Value	$0.9	$0.6	$1.5
Percentage of Total Fair Value(1)	60.00%	40.00%	100.0%
Coupon	3.00%	1.76%	2.77%
Market Yield(2)	193.13%	72.22%	148.76%
Expected Principal Return(3)	13.42%	54.06%	20.83%
WAL(4)	5.87	7.41	6.44
Principal Subordination(5)	2.97%	3.64%	3.09%
Current Overcollateralization	0.40%	1.98%	0.69%
Excess Spread(6)	0.41%	0.40%	0.41%
Collateral Factor(7)	20.60%	38.78%	23.91%
Bond Factor(8)	72.60%	90.19%	75.80%
One Month CPR(9)	12.15	9.86	11.73
Delinquency Rate 60+(10)	38.51%	24.66%	35.98%
Collateral Cumulative Losses to Date	16.41%	6.79%	14.66%
Cumulative Losses to Date(11)	11.06%	7.26%	5.30%

(1)
The proportion of our sub-prime RMBS portfolio comprised of the respective vintage; based on fair value of our sub-prime RMBS portfolio as of March 31, 2010.

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

  Equity Securities

        Our investment policies allow us to acquire equity securities, including common and preferred shares issued by other real estate investment trusts. At March 31, 2010, we held two investments in equity securities, each with a fair value of $0. These investment securities are classified as available for sale and thus carried at fair value on our balance sheet with changes in fair value recognized in accumulated other comprehensive income until realized or determined to be other than temporarily impaired.

  Changes in Carrying Value of Investment Securities

        The following sets forth information regarding the changes in the carrying value of our investment securities during the three months ended March 31, 2010:

	Changes in Carrying Value of Investment Securities During the Three Months Ended March 31, 2010 (in Millions)
	CMBS	Non-Agency RMBS	Preferred Stock	Total
Balance, December 31, 2009	$38.1	$4.7	$—	$42.8
Adoption of FAS ASC 810-10-65-2 as of January 1, 2010	(13.3)	—	—	(13.3)
Sales of investment securities	(0.0)	—	—	(0.0)
Principal paydowns/writeoffs	—	(0.5)	—	(0.5)
Discount (premium) amortization	(2.8)	0.3	—	(2.5)
Impairments	(0.5)	(0.1)	—	(0.6)
Mark-to-market adjustments	0.7	(0.3)	—	0.4
Deconsolidation of VIEs due to sale of investment securities	7.9	—	—	7.9

Balance, March 31, 2010	$30.1	$4.1	$—	$34.2

        The following sets forth information regarding the changes in the carrying value of our investment securities during the three months ended March 31, 2009:

	Changes in Carrying Value of Investment Securities During the Three Months Ended March 31, 2009 (in Millions)
	CMBS	Non-Agency RMBS	Preferred Stock	Total
Balance, December 31, 2008	$58.1	$14.8	$0.0	$72.9
Sales of investment securities	—	—	—	—
Principal paydowns/writeoffs	—	(0.4)	—	(0.4)
Discount (premium) amortization	0.6	0.5	—	1.1
Impairments	(3.3)	(2.5)	—	(5.8)
Mark-to-market adjustments	(10.8)	(3.4)	—	(14.2)

Balance, March 31, 2009	$44.6	$9.0	$0.0	$53.6

  Real Estate Loans of Consolidated VIEs

        As a result of our adoption of FASB ASC 810-10-65-2 (previously SFAS 167), as of March 31, 2010, our consolidated balance sheet includes $4,441.1 million of real estate loans from newly consolidated VIEs. These real estate loans of consolidated VIEs are carried at their fair value and consist entirely of whole loans. As of March 31, 2010, our real estate loans of consolidated VIEs had an outstanding face of $4,858.8 million and a weighted average yield of 5.58%.

  Commercial Real Estate Loan Investments

        At March 31, 2010, our commercial real estate loan investments are reported as held for investment (carried at amortized cost) and held for sale (carried at fair value). Real estate loans that are held for investment are periodically reviewed for impairment. As of March 31, 2010, we reported loans held for sale totaling $0.0 million and loans held for investment totaling $0. During the three months ended March 31, 2010, we had loan loss reserves of $21.0 million on our real estate loans held for investment and valuation allowances of $0.0 million on our real estate loans held for sale. Our commercial real estate loan investments as of March 31, 2010 are summarized below. In connection with the repurchase and discharge of our junior subordinated notes in January 2010, we exchanged one mezzanine loan and one whole loan with carrying values of $4.7 million and $1.2 million, respectively, as part of the consideration.

  Mezzanine Loans, Construction Loans and Whole Loans

	Mezzanine Loans(1)			Construction Loans(2)			Whole Loans(3)		Total/ Weighted Average
	Fixed Rate		Floating Rate	Fixed Rate		Floating Rate	Fixed Rate	Floating Rate	Fixed Rate		Floating Rate
	(In millions)
Outstanding Face Amount	$6.4		$—	$14.6		$—	$—	$—	$21.0		$—
Carrying Value	—		—	—		—	—	—	—		—
Amortized Cost	6.4		—	14.6		—	—	—	21.0		—
Fair Value	—		—	—		—	—	—	—		—
Number of Loans	1		—	1		—	—	—	2		—
Number of loans that are delinquent	1		—	1		—	—	—	2		—
Weighted average interest rate	0.0	%(4)	—%	—	%(5)	—%	—%	n/a	0.00	%(6)	n/a
Weighted average spread over LIBOR	n/a		—%	n/a		—%	—%	0.00%	n/a		0.00%

(1)
Mezzanine loans amount excludes $6.4 million of valuation allowance.

(2)
Construction loans amount excludes $14.6 million of loan loss allowance.

(3)
This mezzanine loan has been placed on non-accrual status.

(4)
This construction loan has been placed on non-accrual status.

(5)
Excludes 15.00% fixed rate for the mezzanine loan on non-accrual status and 16.00% fixed rate for the construction loan on non-accrual.

  Operating Real Estate

        At March 31, 2010, our commercial real estate portfolio is reported at cost of approximately $220.1 million, net of accumulated depreciation of approximately $19.4 million. The commercial real estate portfolio consists of three high-quality office buildings that are 100% leased on a triple-net basis to JPMorgan Chase. The buildings are financed with long-term fixed-rate mortgage loans.

        The tables below summarize our commercial real estate investments at March 31, 2010, all of which were office properties:

Total
(In millions)
Land	$17.4
Buildings and improvements	222.1

Commercial real estate, at cost	$239.5
Accumulated depreciation	(19.4)

Commercial real estate, net of depreciation	$220.1

Location	Tenant	Year of Lease Expiry(1)	Total Area	Book Value per sq. ft.	Book Value(2)	Mortgage Debt	Net Book Equity
			(000s sq. ft.)		($ in millions)
Houston, Texas	JPMorgan Chase	2021	428.6	$135.3	$58.0	$53.4	$4.6
Arlington, Texas	JPMorgan Chase	2027	171.5	121.3	20.8	20.9	(0.1)
Phoenix, Arizona	JPMorgan Chase	2021	724.0	199.4	144.4	145.1	(0.7)

Total			1,324.1	168.6	$223.2	$219.4	$3.8

(1)
Does not assume the exercise of any extension options.

(2)
Book value includes intangible assets and intangible liabilities, but excludes rent-enhancement and straight-line rent receivables.

        During the three months ended March 31, 2010 and March 31, 2009, we received $1.0 million and $1.1 million, respectively, in net cash receipts pursuant to our ownership of our commercial real estate portfolio, as illustrated below:

	Three Months Ended March 31,
	2010	2009
	(In millions)
Rental revenue	$2.8	$2.8
Rent enhancement	0.8	0.8
Parking garage revenue, net	0.5	0.6
Mortgage interest expense	(3.1)	(3.1)
Real estate tax	—	—
Miscellaneous expenses	—	—

Net cash receipts	$1.0	$1.1

  Rent Enhancement Receivable, Related Party

        At March 31, 2010, we had rent enhancement receivables from related parties totaling $10.8 million. The rent enhancements were negotiated as part of our purchase of our commercial real estate properties and reflect the below-market nature of the leases on those properties at the time we purchased them. We have pledged these rent enhancement receivables as collateral to the lenders under the mortgages that we used to finance the purchase of our commercial real estate properties. While the affiliates of our Manager that are obligated to make these rent enhancement payments have made all required payments to date, there can be no assurance that they will not default on such payments in the future, and the obligors have limited resources against which we could enforce our rights.

  Interest Receivable

        At March 31, 2010, we had interest receivable of approximately $22.3 million, of which $20.9 million relates to the real estate loans of consolidated VIEs and $1.4 million relates to our MBS investments.

  Credit Default Swaps, Hedging Instruments and Other Derivative Activities

  Credit Default Swaps

        As of March 31, 2010, we had engaged in credit default swaps, or CDS, which are accounted for as derivatives. CDS are derivative securities that attempt to replicate the credit risk involved with owning a particular unrelated third party security, which we refer to as a reference obligation. We enter into CDS on three types of securities: RMBS, CMBS and the CMBX and ABX indices. Investing in assets through CDS subjects us to additional risks. When we enter into a CDS with respect to an asset, we do not have any legal or beneficial interest in the reference obligation but have only a contractual relationship with the counterparty, typically a broker-dealer or other financial institution, and do not have the benefit of any collateral or other security or remedies that would be available to holders of the reference obligation or the right to receive information regarding the underlying obligors or issuers of the reference obligation. In addition, in the event of insolvency of a CDS counterparty, we would be treated as a general creditor of the counterparty to the extent the counterparty does not post collateral and, therefore, we may be subject to significant counterparty credit risk. As of March 31, 2010, we were party to CDS with one counterparty. CDS are relatively new instruments, the terms of which may contain ambiguous provisions that are subject to interpretation, with consequences that could be adverse to us.

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

        For some CDS, upon the occurrence of a credit event with respect to a reference obligation, the buyer of protection may have the option to deliver the reference obligation to the seller of protection in part or in whole at par or to elect cash settlement. In this event, should the buyer of protection elect cash settlement for a credit event that has occurred, it will trigger a payment, the amount of which is based on the proportional amount of failure or write-down. In the case of a distressed ratings downgrade, the buyer of protection must deliver the reference obligation to the seller of protection, and there is no cash settlement option. In most cases, however, the CDS is a pay as you go CDS, in which case, at the point a write-down or an interest shortfall occurs, the protection seller pays the protection buyer a cash amount, and the contract remains outstanding until such time as the reference obligation has a factor of zero. Most of these instances create a loss for the protection seller.

        As of March 31, 2010, we were a party to one CDS with a maturity of June 2035 with a notional par amount (maximum exposure to loss) of $10.0 million. At March 31, 2010, the fair value of our net liability relating to credit default swap contracts was $9.4 million, compared to a net liability of $9.6 million at December 31, 2009. As of March 31, 2010, we had approximately $10.5 million of margin cash posted as collateral on $10.0 million of notional CDS and we were subject to additional potential margin calls totaling $0.6 million.

  Interest Rate Swaps

        As of March 31, 2010, we had engaged in interest rate swaps as a means of mitigating our interest rate risk on forecasted interest expense associated with borrowings for a specified future time period, which is the term of the applicable borrowing. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, a series of payments calculated by applying a fixed rate of interest to a notional amount of principal is exchanged for a stream of payments similarly calculated but using a floating rate of interest. This is a fixed-floating interest rate swap. We hedge our floating rate debt by entering into fixed-floating interest rate swap agreements whereby we swap the floating rate of interest on the liability we are hedging for a fixed rate of interest. An interest rate swap forward is an interest rate swap based on an interest rate to be set at an agreed future date. As of March 31, 2010, we were a party to interest rate swaps with maturities ranging from December 2013 to June 2018 with a notional par amount of approximately $279.8 million. Under the swap agreements in place at March 31, 2010, we receive interest at rates that reset periodically, generally every three months, and pay a rate fixed at the initiation of, and for the life of, the swap agreements.

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

        To comply with the provisions of FASB ASC 820-10-50-9 (previously SFAS 157), we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral posting, thresholds, mutual puts and guarantees. For the three months ended March 31, 2010, we recorded $0.8 million into earnings as a loss, which is reflected in realized and unrealized gain (loss) on derivatives on our consolidated statement of operations, relating to our nonperformance risk.

        The current market value of interest rate swaps is heavily dependent on the current market fixed rate, the credit value adjustment for non-performance by our counterparties, the credit value adjustment for our non-performance, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates. As expectations of future floating rates change, the market value of interest rate swaps changes. At March 31, 2010, the net realized and unrealized loss on interest rate swap contracts recorded in accumulated other comprehensive loss was $8.9 million due to an increase in prevailing market interest rates, and the fair value of our liability relating to those swaps was $29.2 million.

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

  Liabilities

        Our liabilities as of March 31, 2010 consist of $32.1 million of accounts payable, accrued expenses and interest (including interest payable related to consolidated VIEs), $39.0 million of derivative liabilities, $65.4 million of intangible liabilities, $28.9 million in short-term liabilities and $250.7 million in long-term liabilities that are matched to the assets that the liabilities finance. Of our long-term liabilities, $31.3 million is the fair value of the rated notes that were issued in conjunction with our two CDOs and $219.4 million is the amount due under two mortgages payable used to finance our commercial real estate properties. Also included in our liabilities is $4,418.6 million of securitized debt obligations of newly consolidated VIEs as a result of our adoption of FASB ASC 810-10-65-2. Our liabilities are illustrated in the following table:

		Activity During 2010
						Balance as of March 31, 2010
Type of Liability	Balance as of January 1, 2010	Net Paydowns	Amortization of premium	Mark-to- Market Adjustments	Deconsol- idation
	(In millions)
Collateralized debt obligations	$33.6	$(0.4)	$—	$(1.8)	$—	$31.4
Securitized debt obligations	10,598.1	(208.1)	26.7	464.6	(6,462.8)	4,418.6
Junior subordinated notes	51.6	(51.6)	—	—	—	—
Mortgages payable	219.4	—	—	—	—	219.4
Secured revolving credit facility, related party	28.9	—	—	—	—	28.9

Total	$10,931.6	$(260.1)	$26.7	$462.8	$(6,462.8)	$4,698.3

        We previously have entered into repurchase agreements to finance some of our purchases of investment securities and real estate loans. Borrowings under these agreements were secured by our investment securities and real estate loans and bore interest rates that have historically moved in close relationship to LIBOR. As of March 31, 2010, we were not utilizing any of those arrangements, we had no outstanding obligations under repurchase agreements and all collateral pledged against repurchase borrowings had been returned to us.

        As of March 31, 2010, we consolidated securitized debt obligations of two newly consolidated VIEs as a result of our adoption of FASB ASC 810-10-65-2. The securitized debt obligations are carried at their fair value on our consolidated balance sheet and are non-recourse to us. As of March 31, 2010, our securitized debt obligations of consolidated VIEs had an outstanding face amount of $4,858.8 million.

        In January 2010, our junior subordinated notes were repurchased and discharged in exchange for certain of our assets. See Note 3 to our consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q for more information on that transaction.

        At March 31, 2010, we had $219.4 million of mortgage loans outstanding with a weighted-average borrowing rate of 5.58% that are secured by our commercial properties located in Houston, Texas; Phoenix, Arizona; and Arlington, Texas and by the rent enhancement receivables from affiliates of our Manager relating to those properties. We have guaranteed a portion of this indebtedness to our lenders in respect of the rent enhancement receivables, related party, and the amount of this guarantee decreases each month as payments are made to us in respect of the rent enhancement receivables, related party. The total amount of such indebtedness that we guaranteed as of March 31, 2010 was approximately $8.6 million, and as of May 14, 2010, the total amount of such guarantee had been reduced to approximately $8.1 million.

        At March 31, 2010, we had $28.9 million of borrowings outstanding under our secured revolving credit facility with an affiliate of our Manager. The credit facility provides for borrowings of up to

$50.0 million in the aggregate, subject to a borrowing base limitation, and expires in August 2010, unless sooner terminated as provided in the credit agreement. The secured facility bears interest at LIBOR + 2.50%. At March 31, 2010, we had pledged $29.1 million of assets as collateral under this facility and had unused availability of approximately $0.7 million.

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

        Beginning in June 2008, CDO I began to fail certain over-collateralization triggers. During this period of failure, all notes subordinate to the most senior class with a relevant trigger failure will not receive their quarterly interest payments. The money that otherwise would be paid to those classes is used instead to pay down the principal balance of the senior-most outstanding notes. During the three months ended March 31, 2010, we received $0 in cash receipts pursuant to our ownership of the Class E notes through the equity of CDO I and $0.4 million was diverted to amortize senior notes issued by CDO I, as illustrated below:

CDO I	Original Par Value	Cash Interest Received	Cash Diverted to Amortize Senior Notes
	(in millions)
Class E Notes	$23.3	$—	$0.1
Class F Notes	25.3	—	0.2
Class G Notes	10.8	—	0.1
Class H Notes	4.8	—	—
Equity	n/a	—	—

Total		$—	$0.4

        During the three months ended March 31, 2010, we received no cash receipts pursuant to our ownership of the Class J notes through the equity of CDO II, as illustrated below, and none was diverted to amortize senior notes issued by CDO II:

CDO II	Original Par Value	Cash Interest Received	Cash Diverted to Amortize Senior Notes
	(in millions)
Class J Notes	$10.1	$—	$—
Class K Notes	9.8	—	—
Equity	n/a	—	—

Total		$—	$—

        In September 2009, the trustee of CDO I issued a "Notice of Event of Default" to the collateral manager for CDO I because of a failure by CDO I to pay interest on the Class D notes. This event of default entitles noteholders of the senior class of notes, the Class A notes, to direct the trustee to take particular actions with respect to the collateral owned by CDO I and the CDO notes issued by CDO I. The event of default did not trigger a reconsideration event under FASB ASC 810-10-65-2 (previously FAS 167) and has no impact on our consolidated financial statements during the three months ended March 31, 2010.

        In April 2010, the trustee of CDO II issued a "Notice of Event of Default" to the collateral manager for CDO II because of a failure by CDO II to pay interest on the Class B notes. This event of default entitles noteholders of the senior class of notes, the Class A notes, to direct the trustee to take particular actions with respect to the collateral owned by CDO II and the CDO notes issued by CDO II. The event of default triggered a reconsideration event under FASB ASC 810-10-65-2 and we are currently evaluating the impact on our consolidated financial statements.

        In light of these events, it is possible that CDO I and CDO II may be liquidated. A liquidation under these circumstances likely would result in a capital loss on our investment in the assets of CDO I and CDO II and income from the cancellation of indebtedness with respect to the notes issued by CDO I and CDO II. The tax consequences of these items may be materially adverse to us and could significantly reduce our liquidity if we are required to make material distributions to our stockholders in connection with such liquidation.

        A summary of the terms of our two CDOs as of March 31, 2010 is set forth below:

	CDO I	CDO II	Total
	($ in thousands)
Balance Sheet
Assets
Face Amount	$178,269	$313,799	$492,068
Amortized Cost Basis	2,887	13,643	16,530
Fair Value	5,040	23,940	28,980
Debt(1)(2)
Face Amount	131,827	323,002	454,829
Fair Value	4,429	26,911	31,340

Equity	$611	$(2,971)	$(2,360)

Collateral Composition(3)		Average Rating		Average Rating		Average Rating
CMBS	$102,104	CCC	$313,799	CCC+	$415,903	CCC+
Prime MBS	46,212	CCC-	—		46,212	CCC-
Sub-Prime MBS	29,953	C-	—		29,953	C-
Cash	918		1,016		1,934

Total	$179,187		$314,815		$494,002

(1)
Excludes the non-investment grade notes and preference shares that we retained.

(2)
The notes issued by CDO II were downgraded in 2010.

(3)
Collateral composition amounts are based on par value, which is the metric used to calculate whether the triggers pass or fail.

	CDO I	CDO II
CDO Overview:
Effective Date	Nov-05	Jan-07
End of Collateral Replacement Period	Dec-08	n/a
Optional Call Date(1)	Jan-09	n/a
Auction Call Date	Dec-13	n/a
Avg. Debt Spread (bps)(2)	58	57
CDO Cash Flow Triggers:
Over Collateralization
Class A/B/C/D
Issue Date	165.88%	n/a
Current	19.99%	n/a
Trigger	153.56%	n/a
Class E
Issue Date	150.42%	n/a
Current	16.84%	n/a
Trigger	142.15%	n/a
Class F
Issue Date	134.87%	n/a
Current	14.33%	n/a
Trigger	128.59%	n/a
Interest Coverage
Class A/B/C/D
Current	(2.20)%	n/a
Trigger	164.06%	n/a
Class E
Current	(1.98)%	n/a
Trigger	142.15%	n/a
Class F
Current	(1.70)%	n/a
Trigger	119.09%	n/a

(1)
In certain circumstances, the CDO issuer has the ability to call the CDO notes, commencing in January 2009.

(2)
Weighted average spread over LIBOR on the investment grade notes that we did not retain.

  Stockholders' Deficit

        Stockholders' deficit at March 31, 2010 was approximately $22.9 million and included $8.9 million of net unrealized and realized losses on interest rate agreements accounted for as cash flow hedges presented as a component of accumulated other comprehensive income (loss), which was offset in part by $1.8 million of net unrealized holdings gains on available-for-sale securities.

Results of Operations For the Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009

  Summary

        Our net income for the three months ended March 31, 2010 was $32.9 million, or $1.30 per weighted average basic and diluted share outstanding, compared with a net loss of $10.0 million, or $0.40 per weighted average basic and diluted share outstanding, for the three months ended March 31, 2009. The change was attributed to the reasons set forth below.

  Revenues

        The following table sets forth information regarding our revenues:

	Three Months Ended March 31,		Variance
	2010	2009	Amount	%
	(In millions)
Revenues
Interest and dividend income:
CMBS	$0.6	$10.5	$(9.9)	(94.3)%
Non-Agency RMBS	1.8	3.4	(1.6)	(47.1)
Real estate loans	0.1	0.5	(0.4)	(80.0)
Real estate loans of consolidated VIEs	157.7	—	157.7	100.0

Total interest and dividend income	160.2	14.4	145.8	1,012.5
Rental income, net	5.4	5.6	(0.2)	(3.6)
Other income of consolidated VIEs	0.6	—	0.6	100.0

Total revenues	$166.2	$20.0	$146.2	731.0%

        Interest income for the three months ended March 31, 2010 with respect to CMBS decreased by $9.9 million, or 94.3%, compared to interest income for the three months ended March 31, 2009 because of lower non-cash amortization resulting from the adoption of a new accounting principle and lower cash receipts due to interest shortfalls. Interest income with respect to Non-Agency RMBS for the three months ended March 31, 2010 decreased by $1.6 million, or 47.1%, compared to interest income from Non-Agency RMBS for the three months ended March 31, 2009 as a result of lower non-cash amortization resulting from the adoption of a new accounting principle and lower cash receipts due to interest shortfalls, in addition to the impact of lower interest rates during 2010. Interest income with respect to real estate loans for the three months ended March 31, 2010 decreased $0.4 million, or 80.0%, compared to interest income from real estate loans for the three months ended March 31, 2009 because we had fewer investments in that asset class during 2010, a mezzanine loan was placed on non-accrual status and interest rates were lower during 2010. Interest income on real estate loans also was lower in 2010 due to principal paydowns. Interest income on real estate loans of variable interest entities that we consolidated in 2010 as a result of the adoption of FASB ASC 810-10-65-2 were $157.7 million.

        Of the $160.2 million in revenues for the three months ended March 31, 2010, we received $6.9 million in cash and $(2.5) million was a non-cash revenue reduction from the amortization of premiums on bonds based on the revised cost values. Of the remaining $156.5 million of the $160.2 million in revenues, $157.7 million was related to the real estate loans of consolidated variable interest entities and $(1.2) million was related to the derecognition of our interest as a result of our adoption of FASB ASC 810-10-65-2. This is compared to $18.9 million in cash and $1.1 million of non-cash revenue from the accretion of discounts on bonds purchased at prices below their par value for the three months ended March 31, 2009.

        Cash flow and, accordingly, interest income, for the subordinate bonds within both our CMBS and Non-Agency RMBS portfolios is expected to trend down in the future as losses are realized in the respective securitizations.

  Expenses

        The following table sets forth information regarding our total expenses:

	Three Months Ended March 31,		Variance
	2010	2009	Amount	%
	(In millions)
Expenses
Interest expense:
Interest rate swap expense	$0.3	$0.5	$(0.2)	(40.0)%
CDO notes.	1.1	1.7	(0.6)	(35.3)
Mortgages payable	3.1	3.1	—	—
Junior subordinated notes.	0.3	1.0	(0.7)	(70.0)
Secured revolving credit facility, related party	0.2	0.2	—	—
Securitized debt obligations of consolidated VIEs	176.4	—	176.4	100.0

Total interest expense	181.4	6.5	174.9	2,690.8
Management fees and incentive fees, related party.	—	—	—	—
Professional fees.	1.8	0.5	1.3	260.0
Depreciation and amortization	3.0	3.0	—	—
Insurance expense.	0.4	0.4	—	—
Compensation and directors' fees.	0.4	0.1	0.3	300.0
Public company expense.	0.1	0.1	—	—
Commercial real estate expenses.	0.4	0.4	—	—
Provision for loan loss	—	6.8	(6.8)	(100.0)
Servicing fees of consolidated VIEs	3.1	—	3.1	100.0
Other expenses.	0.1	0.1	—	—

Total expenses	$190.7	$17.9	$172.8	965.4%

        Interest expense relating to CDO notes for the three months ended March 31, 2010 decreased $0.6 million, or 35.3%, compared to interest expense relating to CDO notes for the three months ended March 31, 2009 as a result of CDO principal repayments during 2009 and 2010 and due to lower interest rates on our floating rate CDO notes in 2010 than in 2009. Interest expense on the securitized debt obligations of variable interest entities that we consolidated in 2010 as a result of the adoption of FASB ASC 810-10-65-2 were $176.4 million.

        Our Manager has waived its right to request reimbursement from us of third-party expenses that it incurred through March 31, 2010, which amount we otherwise would have been required to reimburse to our Manager. The management agreement with our Manager, which was negotiated before our business model was implemented, provides that we will reimburse our Manager for certain third party expenses that it incurs on our behalf, including rent and utilities. BIM incurs such costs and did not allocate any such expenses to our Manager from our inception in 2005 through March 31, 2010.

  Other Revenues (Expenses)

        Other revenues for the three months ended March 31, 2010 totaled approximately $57.5 million, compared with other expenses of $12.1 million for the three months ended March 31, 2009, a change of $69.6 million, or (575.2)%.

        Other revenues for the three months ended March 31, 2010 consisted primarily of:

  •
  a gain of $39.9 million relating to the extinguishment of our junior subordinated notes;

  •
  $23.7 million net gain on the mark-to-market of the assets and liabilities of our consolidated VIEs carried under the fair value option of FASB ASC 825-10-45-1 (previously SFAS 159);

  •
  $1.7 million of recognized gain relating to net changes in the values of assets and liabilities carried under the fair value option of FASB ASC 825-10-45-1; offset by

  •
  $7.0 million of realized and unrealized loss on derivatives; and

  •
  a $0.6 million loss on impairment of available-for-sale securities.

        Other expenses for three months ended March 31, 2009 consisted primarily of:

  •
  $9.9 million of recognized loss relating to net changes in the values of assets and liabilities carried under the fair value option of SFAS 159 (we elected the fair value option under SFAS 159 in 2008); and

  •
  a $5.8 million loss on impairment of available-for-sale securities, which was comprised of a $5.1 million impairment relating to CMBS, Non-Agency RMBS and preferred stock investments caused by adverse changes in cash flow assumptions, and a $0.7 million impairment caused by an other than temporary decline in market values due to spread widening; offset in part by

  •
  $3.9 million of realized and unrealized gain on derivatives, primarily as a result of realized and unrealized gains on CDS of $0.1 million, and unrealized gains on economic hedges undesignated of $3.7 million.

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

        At March 31, 2010 and December 31, 2009, we were in compliance with all REIT requirements and, accordingly, have not provided for income tax expense on our REIT taxable income for the three months ended March 31, 2010. We also have a domestic taxable REIT subsidiary that is subject to tax at regular corporate rates. The deferred tax benefit is attributable to a net operating loss carryforward, primarily generated by the disposition of certain credit default swaps and accrued management fees associated with our investment in a private equity fund that was held in the TRS.

        As of March 31, 2010, we had recorded a $16.0 million valuation allowance on deferred tax assets of $16.0 million attributable to income tax net operating loss carryforward relating to our TRS. The valuation allowance is based on management's estimate that our TRS is not expected to generate sufficient taxable income to recover the deferred tax assets. As of March 31, 2010, we had a net operating loss carryforward of $35.3 million. Almost all of the net operating loss carryforward expires in 2027.

Liquidity and Capital Resources

        We held cash and cash equivalents of approximately $5.9 million at March 31, 2010, which excludes restricted cash of approximately $17.8 million that is used to collateralize our credit default swap and certain other commercial real estate and financing obligations. As of March 31, 2010, we owed $28.9 million to an affiliate of our Manager under our secured revolving credit facility. The maturity date of the credit facility was extended to August 31, 2010, unless sooner terminated as provided in the credit agreement; provided, however, that, notwithstanding the foregoing, the term of the credit facility will expire upon the latest of (i) May 25, 2010, (ii) the effective time of the Merger and (iii) thirty (30) calendar days following the termination of the Merger Agreement, but in no event later than August 31, 2010. If the Merger is not consummated and this facility is not extended and we cannot obtain alternative financing, we do not expect to have sufficient cash on hand or to generate sufficient cash flow from operations to repay such indebtedness. Given our financial condition, the current lack of liquidity in the credit markets and the current economic climate, we expect to have difficulty obtaining alternative financing if our credit facility is not extended and, if we cannot obtain alternative financing or extend our credit facility, it increases the risk that we will be unable to continue as a going concern. On March 24, 2010, our independent registered public accounting firm, Ernst & Young LLP, issued an opinion on our consolidated financial statements as of and for the year ended December 31, 2009, which states that our inability to refinance or extend the maturity of indebtedness maturing in 2010 raises substantial doubt about our ability to continue as a going concern.

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

        We held cash and cash equivalents of approximately $5.9 million at March 31, 2010. This excludes the restricted cash balance of approximately $17.8 million, which consists of $10.5 million that is used to collateralize our credit default swap, $3.2 million that serves as collateral for a potential loss contingency for yield maintenance payments related to the sale of 11 of our whole loans to a third party and $3.0 million that collateralizes certain other commercial real estate and financing obligations.

        Our operating activities provided net cash of approximately $3.1 million for the three months ended March 31, 2010, which was primarily a result of net income of $32.9 million being comprised of the amortization of net premium on investment securities, real estate loans and debt obligations of our consolidated VIEs of $27.0 million, a realized and unrealized loss on derivatives of $3.7 million, depreciation and amortization of $3.0 million and impairment charges relating to available-for-sale securities of $0.6 million. This is offset by the net change in assets and liabilities carried under the fair value option of $1.7 million, the net mark-to-market changes on the assets and liabilities of our consolidated VIEs of $23.7 million, the gain on extinguishment of debt of $39.9 million and amortization of intangible liabilities of $1.4 million. Operating activities provided further net cash from net increases from interest receivable that includes our consolidated VIEs of $25.0 million, a net increase in accounts payable and accrued liabilities of $2.1 million, a net increase in prepaid expenses and other assets of $0.8 million, offset in part by net deposits of restricted cash of $2.4 million, a net increase in interest payable that includes our consolidated VIEs of $16.2 million and a net increase in other liabilities of our consolidated VIEs of $6.8 million.

        Our operating activities provided net cash of approximately $6.3 million for the three months ended March 31, 2009, which was primarily a result of a net loss of $10.0 million being comprised in part of net changes in assets and liabilities carried under the fair value option of FASB ASC 825-10-45-1 (previously SFAS 159) of $9.9 million, non-cash impairment charges relating to available-for-sale securities of $5.8 million, provision for loan loss of $6.8 million and non-cash depreciation and amortization of $3.0 million. Operating activities provided further net cash from a net increase in accounts payable and accrued liabilities, due to Manager and interest payable of $2.0 million and a net decrease in other receivables and prepaid expenses and other assets of $0.5 million. This was offset in part by other non-cash activities, including unrealized gain on derivatives of $8.1 million, accretion of net discount on available-for-sale securities and real estate loans of $1.1 million and amortization of intangible liabilities of $1.4 million.

        Our investing activities provided net cash of $210.9 million for the three months ended March 31, 2010, primarily from proceeds from rent enhancement of $0.8 million, principal repayments from available-for-sale securities totaling $0.3 million, principal repayments from real estate loans of our consolidated VIEs of $208.0 million, net deposits of restricted cash of $1.1 million and a non-cash net increase in interest receivable of $1.8 million related to reserves of our VIEs.

        Our investing activities provided net cash of $0.8 million for the three months ended March 31, 2009, primarily from proceeds from rent enhancement of $0.8 million, principal repayments from available-for-sale securities and real estate loans totaling $0.1 million and net receipts of restricted cash from credit default swaps of $2.4 million. This was partially offset by net cash paid to terminate swaps of $2.5 million.

        Our financing activities used net cash of $211.3 million for the three months ended March 31, 2010, primarily due to principal repayments of CDOs of $0.4 million, cash paid for extinguishment of debt of $2.9 million and repayment of debt of our consolidated VIEs of $208.0 million.

        Our financing activities used net cash of $11.9 million for the three months ended March 31, 2009, primarily due to dividends paid of $2.5 million, principal repayments of CDOs and senior mortgage-backed securities of $5.4 million and payments on borrowings under our secured revolving credit facility with a related party of $4.0 million.

        Our source of funds as of March 31, 2010 consisted of borrowings under our secured revolving credit facility (which had unused availability of $0.7 million as of March 31, 2010), which we used to refinance the acquisition financing of certain of our investments and to provide margin with respect to such borrowings and certain of our derivative transactions. Based on our current investment portfolio and the terms of our secured revolving credit facility, we currently do not expect to be able to borrow additional funds under our secured revolving credit facility, even if necessary to fund our current operations. Increases in short-term interest rates or widening of interest rate spreads could negatively affect the valuation of our mortgage-related assets, which could cause the lender under our secured revolving credit facility (an affiliate of our Manager) to require more collateral to secure its loans to us to the extent that we have any such collateral to pledge. Without additional equity capital, it is unlikely that we would be to able obtain debt financing for investment activity or for any other purpose, including funding our operating expenses.

        For our short-term (one year or less) and long-term (greater than one year) liquidity and compliance with collateralization requirements under our secured revolving credit facility (if the pledged collateral decreases in value or in the event of margin calls created by prepayments of the pledged collateral) and our derivatives transactions (if the value of our liability with respect to any such transaction decreases), we also rely on the cash flow from operations, primarily monthly principal and interest payments to be received on our investments, cash flow from the sale of our investments and rental income from our commercial real estate investments.

        As a result of the disposition of our Agency MBS portfolio and the repayment of all of our repurchase agreement financing in 2008, we currently are not exposed to the risk of margin calls on our short-term financings, but, as of March 31, 2010, we were exposed to the risk of margin calls totaling $0.6 million with respect to our derivatives transactions.

        Our ability to meet our long-term liquidity and cash resource requirements in excess of our borrowing capacity will be subject to obtaining additional debt financing and/or equity capital. Such financing will depend on market conditions for capital raises and for the investment of any proceeds. We do not believe that raising equity capital is a viable option for us in light of our financial condition. Without additional capital, we will be unable to resume investment activity and may be unable to confront liquidity problems as our debt obligations begin to mature and, if we cannot obtain alternative financing or extend the maturity of these debt obligations, it increases the risk that we are unable to continue as a going concern. Upon liquidation, holders of our debt securities and shares of preferred stock, if any, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. In addition, as discussed above, if delinquency trends continue to rise, our revenue will continue to be adversely impacted as well.

        In the fourth quarter of 2009, our board of directors elected to suspend the quarterly dividend to holders of shares of our common stock to preserve liquidity. This suspension has continued into the second quarter of 2010. We are prohibited from paying any dividends under the Merger Agreement.

  Off-Balance Sheet Arrangements

        As of March 31, 2010, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special-purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2010, we had no outstanding commitment to fund real estate loans.

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

        During the three months ended March 31, 2010, we did not make any advances to fund real estate loans and as of March 31, 2010, we had no outstanding commitment to fund real estate loans. See Note 13 to our consolidated financial statements included elsewhere herein.

        In June and July 2008, we sold 13 whole loans to a third party. See Note 13 to our consolidated financial statements included elsewhere herein. In connection with the sale of 11 of those loans, we entered into a yield maintenance agreement that serves to protect the buyer against potential prepayments of those 11 whole loans. In accordance with the agreement, we deposited $4.1 million into a restricted trust account to serve as collateral for the potential loss contingency. The agreement provides for the quarterly release to either the buyer or us of a proportionate share of the collateral contingent on any prepayments of the 11 whole loans. Our maximum loss contingency under this agreement at the time of sale totaled $4.1 million. The initial accrued loss contingency was recorded as additional realized loss on the sale of real estate loans in our statement of operations during 2008. As of March 31, 2010, we accrued a loss contingency totaling $0.1 million (compared to our maximum exposure to loss of $3.1 million as of such date) based on assumptions developed by management relating to the timing and value of expected prepayments on the 11 loans.

        The table below sets forth information about our contractual obligations as of March 31, 2010. In addition to the amounts set forth in the table, we also are subject to interest rate swaps for which we cannot estimate future payments due.

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Contractual Debt Obligations
Collateralized debt obligations(1)	$454,829	$—	$—	$—	$454,829
Securitized debt obligations of consolidated VIEs(2)	4,858,774	287,723	292,530	303,949	3,974,572
Mortgage payable	219,380	99	515	583	218,183
Secured revolving credit facility, related party(3)	28,920	28,920	—	—	—
Operating Lease Obligations
Houston ground lease	1,621	25	50	50	1,496

Total	$5,563,524	$316,767	$293,095	$304,582	$4,649,080

(1)
Amount is based on unpaid principal balance. As of March 31, 2010, the difference between fair value and unpaid principal balance is $423,489.

(2)
Amount is based on unpaid principal balance. As of March 31, 2010, the difference between fair value and unpaid principal balance is $440,197.

(3)
See "—Related Party Transactions" below.

        Our secured revolving credit facility contains covenants, including maintaining our REIT status. As of March 31, 2010, we were in compliance with all of the covenants under the credit facility.

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

        As of March 31, 2010, the primary component of our market risk was interest rate risk, as described below. Although we do not seek to avoid risk completely, we do believe the risk can be quantified from historical experience and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

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

        On March 31, 2010, we were party to two interest rate swap contracts. The following table summarizes the expiration dates of these contracts and their notional amounts (in thousands):

Expiration Date	Notional Amount
2013	$39,375
2018	240,467

Total	$279,842

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

        Extension Risk—We have in the past invested, and may in the future invest, in Agency MBS and RMBS, some of which have interest rates that are fixed for the first few years of the loan (typically three, five, seven or 10 years) and thereafter reset periodically on the same basis as adjustable-rate Agency MBS and RMBS. We compute the projected weighted average life of our Agency MBS and RMBS based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate residential mortgage-backed security is acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related Agency MBS and RMBS. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related residential mortgage-backed security.

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

        Credit Risk—Real estate loan investments are subject to credit risk. The extent of our credit risk exposure is dependent on risks associated with underlying value of the commercial real estate property serving as collateral for the real estate loan. Property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event a borrower's net operating income decreases, the borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

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

        We generally assume that substantially all of the principal of a non-rated security will not be recoverable over time. The timing and the amount of the loss of principal are the key assumptions to determine the economic yield of these securities. Timing is of paramount importance because we will assume substantial losses of principal on the non-rated securities. Therefore, the longer the principal balance remains outstanding, the more interest the holder receives to support a greater economic return. Alternatively, if principal is lost faster than originally assumed, there is less opportunity to receive interest and a lower return or loss may result.

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

        The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive investments, real estate loans of consolidated VIEs, CDO liabilities, securitized debt obligations of consolidated VIEs, mortgages payable, secured revolving credit facility indebtedness and swaps, at March 31, 2010, assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points
	(Dollars in thousands)
Mortgage assets and other investment securities(1)
Fair value	$35,236	$34,215	$33,807
Change in fair value	$1,021	—	$(408)
Change as a percent of fair value	2.98%	—	(1.19)%
Real estate loans of consolidated VIEs
Fair value	$4,634,214	$4,441,066	$4,258,876
Change in fair value	$193,148	—	$(182,190)
Change as a percent of fair value	4.35%	—	(4.10)%
CDO liabilities
Fair value	$(31,340)	$(31,340)	$(31,340)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Securitized debt obligations of consolidated VIEs
Fair value	$(4,614,999)	$(4,418,577)	$(4,247,140)
Change in fair value	$(196,422)	—	$171,437
Change as a percent of fair value	4.45%	—	3.88%
Mortgages payable
Fair value	$(213,653)	$(203,089)	$(192,525)
Change in fair value	$(10,564)	—	$10,564
Change as a percent of fair value	5.20%	—	(5.20)%
Secured revolving credit facility, related party
Fair value	$(28,601)	$(28,601)	$(28,601)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Undesignated interest rate swaps
Fair value	$(30,570)	$(29,214)	$(27,951)
Change in fair value	$(1,356)	—	$1,263
Change as a percent of notional value	(0.48)%	—	0.45%
Credit default swaps
Fair value	$(9,628)	$(9,394)	$(9,176)
Change in fair value	$(234)	—	$218
Change as a percent of notional value	(2.34)%	—	2.18%

(1)
The fair value of all of our available-for-sale investments is included.

(2)
The fair value of our other investments that are sensitive to interest rate changes is included.

n/m = not meaningful

        The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive investments, CDO liabilities, mortgages payable, junior subordinated notes, secured revolving credit facility indebtedness and swaps, at March 31, 2009, assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points
	(Dollars in thousands)
Mortgage assets and other investment securities(1)
Fair value	$54,396	$53,562	$52,700
Change in fair value	$834	—	$(862)
Change as a percent of fair value	1.56%	—	(1.61)%
Real estate loans, including real estate loans held for sale
Fair value	$7,090	$6,855	$6,649
Change in fair value	$235	—	$(206)
Change as a percent of fair value	3.43%	—	(3.01)%
Other assets(2)
Fair value	$261	$261	$261
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
CDO liabilities
Fair value	$(35,521)	$(35,521)	$(35,521)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Mortgages payable
Fair value	$(131,335)	$(124,841)	$(118,347)
Change in fair value	$(6,494)	—	$6,494
Change as a percent of fair value	5.20%	—	(5.20)%
Junior subordinated notes
Fair value	$(8,916)	$(8,695)	$(8,475)
Change in fair value	$(221)	—	$220
Change as a percent of fair value	2.54%	—	(2.53)%
Secured revolving credit facility, related party
Fair value	$(26,650)	$(26,650)	$(26,650)
Change in fair value	n/m	—	n/m
Change as a percent of fair value	n/m	—	n/m
Undesignated interest rate swaps
Fair value	$(34,917)	$(31,292)	$(27,759)
Change in fair value	$(3,625)	—	$3,533
Change as a percent of notional value	(1.28)%	—	1.24%
Credit default swaps
Fair value	$(15,401)	$(15,374)	$(15,348)
Change in fair value	$(27)	—	$26
Change as a percent of notional value	(0.17)%	—	0.16%

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

        Currency Risk—From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. Changes in currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. We attempt to mitigate this impact by utilizing currency swaps on our foreign currency-denominated investments or foreign currency forward commitments to hedge the net exposure. As of March 31, 2010 and December 31, 2009, we held no investments denominated in foreign currency and, accordingly, we were not exposed to foreign currency exchange risk.

Related Party Transactions

        Please refer to the discussion under "—Recent Developments—Proposed Acquisition of Crystal River" for a discussion of the Merger Agreement we have entered into with Brookfield and to the discussion under "—Recent Developments—Binding Letter of Intent for Asset Sale" for a discussion of the letter of intent that we signed with respect to the sale of certain of our CMBS and collateral manager appointment rights to affiliates of our Manager.

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

        In addition, under the Agreement, our Manager earns a quarterly incentive fee equal to 25% of the amount by which the quarterly net income per share, as defined in the Agreement (which principally excludes the effect of stock compensation and the unrealized change in derivatives), exceeds an amount equal to the product of the weighted average of the price per share of the common stock we issued in our March 2005 private offering and in our August 2006 initial public offering and the price per share of common stock in any subsequent offerings by us, multiplied by the higher of (i) 2.4375% or (ii) 25% of the then applicable 10 year Treasury note rate plus 0.50%, multiplied by the then weighted average number of outstanding shares for the quarter. The incentive fee is paid quarterly. The Agreement provides that 10% of the incentive management fee is to be paid in shares of our common stock (providing that such payment does not result in our Manager owning directly or indirectly more than 9.8% of our issued and outstanding common stock) and the balance is to be paid in cash. Our Manager may, at its sole discretion, elect to receive a greater percentage of its incentive management fee in shares of our common stock. The incentive management fees included in our consolidated statements of operations that were incurred during the three months ended each of March 31, 2010 and March 31, 2009 were $0.

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

        We issued to our Manager 84,000 shares of our restricted common stock and granted options to purchase 126,000 shares of our common stock for a 10 year period at a price of $25 per share in March 2005. We issued to certain of our directors a total of 2,000 shares of restricted stock in May 2007, 2,000 shares of restricted stock in June 2008 and 4,000 shares of restricted stock in June 2009, all of which vest on the first anniversary of the date of issuance. For the each of the three months ended March 31, 2010 and March 31, 2009, the base management fee expense was $0, and there was no expense related to the amortization of stock-based compensation related to restricted stock and options granted.

        The Agreement provides that we are required to reimburse our Manager for certain expenses incurred by our Manager on our behalf provided that such costs and reimbursements are no greater than that which would be paid to outside professionals or consultants on an arm's length basis. For the three months ended March 31, 2010 and March 31, 2009, we were not charged any reimbursable costs by our Manager.

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

        In February 2007, we entered into a sale and purchase agreement with BREOF BNK Fannin LP and BREOF BNK Phoenix LLC, two subsidiaries of a real estate opportunity fund sponsored by Brookfield and managed by a Brookfield subsidiary, to acquire two commercial properties as described in Note 9 to our financial statements for a total value of $234.7 million. We paid the purchase price for the properties with the proceeds from a $198.5 million mortgage loan from an external lender that bears interest at an annual fixed rate of 5.509% and matures on April 1, 2017 and with available cash. In addition to the sale and purchase agreement, we entered into rent enhancement agreements with BREOF BNK Fannin LP and BREOF BNK Phoenix LLC under which we will receive monthly rent enhancement payments through 2015 totaling $15.9 million.

        In August 2007, we entered into a $100.0 million unsecured 364-day credit facility with Brookfield US Corporation, an affiliate of our Manager. Under the terms of the credit facility, if our current manager, Crystal River Capital Advisors, LLC, or another wholly owned subsidiary of Brookfield Asset Management Inc. is not acting as our manager, then Brookfield US Corporation may accelerate all amounts due under our revolving credit facility. Indebtedness outstanding under the unsecured credit facility bore interest at LIBOR + 4.00%. In November 2007, we and Brookfield US Corporation

amended the terms of the facility, effective as of September 30, 2007, to convert the facility to a secured revolving credit facility that provides for borrowings of up to $100.0 million in the aggregate and to reduce the interest rate to LIBOR + 2.50%. On March 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of December 31, 2007, to extend the term of the facility from November 2008 to May 2009, to revise the financial covenant relating to minimum net worth and to eliminate the financial covenants relating to minimum net income (as defined in the facility), compliance with a maximum leverage ratio and compliance with an interest rate sensitivity requirement. On August 7, 2008, we and Brookfield US Corporation amended the terms of the facility, effective as of June 30, 2008, to revise the financial covenant relating to minimum net worth. On February 26, 2009, we and Brookfield US Corporation amended the terms of the facility to extend the term of the facility from May 2009 to May 2010, to lower the borrowing capacity under the facility from $100.0 million to $50.0 million and, effective as of December 31, 2008, to delete the financial covenant relating to minimum net worth. On February 23, 2010, we and Brookfield US Corporation amended the terms of the facility to extend the term of the facility to August 31, 2010, unless sooner terminated as provided in the credit agreement; provided, however, that, notwithstanding the foregoing, the term of the credit facility will expire upon the latest of (i) May 25, 2010, (ii) the effective time of the Merger and (iii) thirty (30) calendar days following the termination of the Merger Agreement, but in no event later than August 31, 2010. The secured facility bears interest at LIBOR + 2.50%. The credit facility and the amendments were approved by the independent members of our board of directors. As of March 31, 2010, we owed $28.9 million under this facility, we had pledged MBS, real estate loans and a portion of the equity in our commercial real estate investments with an aggregate carrying value of $29.1 million to secure the $28.9 million of borrowings outstanding at such date and we had $0.7 million of unused availability under this facility. The credit agreement contains customary representations, warranties and covenants, including covenants requiring us to maintain our REIT status and limiting dividends, liens, mergers, asset sales and other fundamental changes. As of March 31, 2010, we were in compliance with all of the covenants under the credit agreement.

        In September 2007, we entered into a sale and purchase agreement with BREOF BNK2 Arlington LP, a subsidiary of a real estate opportunity fund sponsored by Brookfield and managed by a Brookfield subsidiary, to acquire one commercial property for a total value of $26.5 million. We paid the purchase price for the property with the proceeds from a $20.9 million mortgage loan from an external lender that bears interest at an annual fixed rate of 6.29% and matures on October 1, 2017 and with available cash. In addition to the sale and purchase agreement, we entered into rent enhancement agreements with BREOF BNK2 Arlington LP under which we will receive monthly rent enhancement payments through 2019 totaling $6.9 million.

        We and our Manager have entered into sub-advisory agreements with other affiliated entities and the fees payable under such agreements will be paid from any management fees earned by our Manager. In addition, although certain of these affiliated sub-advisory entities may introduce investments to us for purchase from time to time, our affiliated sub-advisory entities did not introduce any investments to us that we acquired during the three months ended March 31, 2010 and March 31, 2009.

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

        As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Controls

        There have been no changes in our "internal control over financial reporting" (as defined in paragraph (f) of Rule 13a-15 promulgated under the Exchange Act) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1.    Legal Proceedings

        Crystal River is aware of three lawsuits that have been filed by alleged Crystal River shareholders challenging our proposed merger with Brookfield and naming as defendants Crystal River, our Board of Directors, and in some instances, Brookfield and B Merger Sub, Inc. Additional lawsuits pertaining to the Merger could be filed in the future. On or around March 2, 2010, plaintiff Fazal Mahmood filed a complaint in the Circuit Court for Baltimore City, Maryland against Crystal River and our Board of Directors asserting claims on behalf of a putative class of Company shareholders. On March 2, 2010, plaintiffs Milton P. Silva and Shaher Tadros filed a complaint in the Supreme Court of the State of New York, County of New York, against Crystal River, our Board of Directors, Brookfield, and B Merger Sub, Inc. asserting claims on behalf of a putative class of Crystal River shareholders as well as derivative claims ostensibly on behalf of Crystal River. On March 5, 2010, plaintiff Gary P. Klahr filed a complaint in the Circuit Court for Baltimore City, Maryland against Crystal River, our Board of Directors, Brookfield, and B Merger Sub, Inc. asserting claims on behalf of a putative class of Crystal River shareholders. In each of these lawsuits, the plaintiffs generally allege, among other things, that the members of our Board of Directors breached their fiduciary duties towards the plaintiffs and the other public stockholders of Crystal River in connection with the proposed sale of Crystal River to Brookfield and Merger Sub. Plaintiffs in these lawsuits seek, among other relief, certification of the lawsuits as class actions, an injunction preventing the Merger from closing, an award of unspecified damages to the plaintiffs and the class, and an award of attorneys' fees and expenses, along with such other relief as the courts deem just and proper. On April 29, 2010, the Maryland actions were consolidated into one action. We intend to vigorously defend these lawsuits.

Item 1A.    Risk Factors

        Other than as set forth below in this Item 1A, there have been no material changes to the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 26, 2010 with the SEC. A copy of those risk factors, updated for March 31, 2010, is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Changes in accounting pronouncements have materially changed the presentation and content of our financial statements.

        Effective January 1, 2010, we adopted FASB ASC 810-10-65-2 on a prospective basis, which required us to consolidate certain securitization trust entities in which we have subordinate investments. This consolidation resulted in a significant increase to our GAAP-basis assets, liabilities, revenue and expenses. In addition, we are required to record losses under GAAP on consolidated assets which may be in excess of our economic interest in the respective consolidated entities. The adoption of this new guidance is likely to result in increased operating costs. The disclosure requirements under FASB ASC 810-10-65-2 are included in Note 6 to our consolidated financial statements.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None

Item 3.    Defaults Upon Senior Securities

        None

II-1

Item 4.    (Removed and Reserved)

Item 5.    Other Information

        None

Item 6.    Exhibits

3.1		Charter of Crystal River Capital, Inc. (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-32958) filed on March 30, 2007 and incorporated herein by reference)

3.2		Amended and Restated Bylaws of Crystal River Capital, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-32958) filed on May 14, 2007 and incorporated herein by reference)

10.1	*	Binding Letter of Intent, dated March 8, 2010, between Ranieri Partners Management LLC and Crystal River Capital, Inc.

11.1		Statements regarding Computation of Earnings per Share (Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 18 to the consolidated financial statements contained in this report)

31.1	*	Certification of Rodman L. Drake, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Craig J. Laurie, Chief Financial Officer and Treasurer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Rodman L. Drake, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Craig J. Laurie, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	*	Risk Factors

*
Filed herewith.

II-2

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRYSTAL RIVER CAPITAL, INC.
/s/ RODMAN L. DRAKE
May 17, 2010	Rodman L. Drake
Date	Chairman of the Board, President and Chief Executive Officer
/s/ CRAIG J. LAURIE
May 17, 2010	Craig J. Laurie
Date	Chief Financial Officer and Treasurer

S-1